Form 10-K
period 2016-12-31
Polar Power, Inc.
filed 2017-03-10
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission file number: 001-37960

Polar Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization) 249 E. Gardena Blvd., Gardena, California 90248 (Address of principal executive offices)	(I.R.S. Employer Identification Number) 90248 (Zip Code)

Registrant’s telephone number, including area code: (310) 830-9153

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on The NASDAQ Capital Market on December 7, 2016.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of December 31, 2016 was 10,143,158.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business

Overview

We design, manufacture and sell direct current, or DC, power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. Within the telecommunications market, our systems provide reliable and low-cost energy for applications that do not have access to the utility grid or have critical power needs and cannot be without power in the event of utility grid failure. Within this market, we offer three configurations of our DC power systems, with output power ranging from 5 kW to 20 kW and with three possible sources of fuel: diesel, natural gas and liquid petroleum gas.

Our DC base power systems integrate our DC generator with automated controls that are programmed to efficiently charge various battery chemistries to provide backup energy during a power failure. In addition, these systems are also used to provide prime power in off-grid and bad-grid locations in telecommunications towers. Substantially all of our net sales are derived from sales of our DC base power systems to Verizon Wireless.

Our DC hybrid power systems combine our DC base power systems with lithium-ion batteries (or other advanced battery chemistries) to efficiently store energy from DC generator or grid systems to provide back-up power or prime power. Our DC hybrid power system replaces lead acid systems with longer-life and higher efficiency lithium-ion batteries equipped with our proprietary battery management system, or BMS, which protects batteries from being over charged or over discharged during daily use.

Our DC solar hybrid power systems combine our DC hybrid power system with solar panels to produce and store lower cost energy generated by the solar panels into lithium batteries, thereby reducing a DC generator’s run time and operating costs.

Historical Background

We began operations in 1979, and in 1980 we released our first product, a solar powered vaccine refrigerator/freezer for use in remote areas worldwide. This product was developed in support of a World Health Organization initiative and the U.S. Agency for International Development, and was administered by the NASA Lewis Research Center. Since then, we have continued to expand our capabilities and product lines within the solar and renewable energy industries.

In 1984, we designed and manufactured test carts for Hughes Aircraft Company that provided cooling systems for testing F-14 radar assemblies. During the same period, we also supplied Martin Marietta with computerized environmental control units for testing laser guided missile launch systems and a cooling system for a Phalanx Gun system to General Dynamics.

During most of the 1980s, we generated a majority of our revenues through development contracts with the U.S. Department of Defense and major defense companies for the design of DC power and cooling systems. We retain design rights on all of our engineering and product development contracts. In 1991, we began commercialization of technologies originally pioneered by these military contracts, which led to the development of proprietary permanent magnet alternator and power electronics for DC power systems. During that period, we also manufactured solar powered refrigerators used by foreign aid agencies to store and preserve vaccines in field-operated medical care centers.

During the 1990s, we developed and commercialized an advanced Permanent Magnet Homopolar Hybrid, or PMHH, DC alternator that is lighter and more efficient than a conventional AC alternator. Over the ensuing years, our generators and controls were extensively field tested in a variety of military applications. Our PMHH DC alternator technology was used as an auxiliary power source in military vehicles and as a prime power generator for military missions in the field. During this time, we also engineered, manufactured and sold power systems for various other applications including oil and gas fields, rural homes and farms and telecommunications. We also generated revenues by providing short-run production, prototyping and design services to develop energy efficient DC power systems for customers within the military, renewable energy and telecommunications markets.

With the significant growth of the telecommunications market in the 1990s, we elected to transition from manufacturing products primarily for military applications to the development of products for the telecommunications market. We were one of the first to introduce high efficiency, light weight, compact DC power systems to this market.

In 2005, we developed and manufactured a computerized ground support unit for Martin Marietta that was used in the U-2 aircraft and in the Global Hawk Unmanned Aerial Vehicle. During the same year, we developed our low-cost, higher efficiency 8000 Series DC alternators and our fully integrated next generation Supra Controller™ Series power control system which is designed to monitor engine controls, power controls and battery management in a single integrated system.

From 2006 to 2011 we made significant improvements to our DC hybrid power systems for prime and backup power applications for all of our targeted markets; introduced our next generation of 8000 Series DC alternators with increased power output, efficiency and lower production costs and our Supra Controller™ Series of DC generators and hybrid systems with remote monitoring and controls; obtained UL 2200 listing for our DC generators and introduced lithium-ion battery hybrid systems with our proprietary BMS; made significant fuel efficiency improvements to our DC hybrid power systems by integrating solar panels, lithium-ion batteries to develop a high efficiency, off-grid power source for remote telecommunications tower locations; and we integrated our technologies into an outdoor container which can be field deployed in remote areas with minimum installation time.

In 2008, we began demonstrating our DC power systems to telecommunications companies. These systems can supply additional hours of operation by directly supplying DC power to the radio equipment located at a cell site after the storage capacity of back-up batteries has been exhausted. In 2013, after four years of extensive field testing, we received product approval of our DC power systems from Verizon Wireless, the largest telecommunications provider in the U.S. We were authorized to demonstrate and market our DC power systems directly to Verizon Wireless’ regional facilities throughout the U.S.

During the 2013 and 2014, we shipped $1.7 million of our DC hybrid power systems, which included our DC generator, solar panels and lithium-ion batteries, for use in remote areas by two of the largest telecommunications providers in Australia.

During 2013 and 2014, demonstrations and acceptance of our DC power systems by telecommunications providers have resulted in unprecedented growth in our sales, which led us to move our production facilities to our current location. During the past two years we have made significant investments in our manufacturing capacity through the addition of automated equipment and the design of efficient automated processes, tooling, jigs and fixtures.

Markets

We operate primarily within the telecommunications market and, to a lesser extent, in other markets including military, electrical vehicle charging, cogeneration, distributed power and uninterruptable power supply.

Telecommunications

We believe that telecommunications services are a key driving force for the socio-economic development of any nation and that the significant increase in the use of data among smart mobile device subscribers and the rollout of 3G and 4G technologies services across the globe will result in a significant increase in the amount of investments made in telecommunications infrastructure. Due to the saturation of the subscriber base in developed nations like the U.S. and Europe, we believe that the focus of telecommunications providers is shifting to adding new services such as internet and video to increase the active usage of smart mobile devices. We believe that some of the key aspects fueling the growth of telecommunications operators include:

•	improved operational efficiency of telecommunications towers, with an emphasis on reducing power consumption and power generation costs;

•	increased active user base through the expansion of networks in remote or rural areas in developing nations; and

•	increased densification and data transfer speeds that increase the usage of additional services like internet and video on smart mobile devices.

Because older cell sites were often located indoors, within buildings pre-equipped with air conditioning and large AC power systems as backup sources for power, the telecommunications industry originally found it convenient to use AC power systems. However, in order to be used by the base radios, antennas and batteries located at cell sites, the AC power needed to be converted into DC power through the use of rectifiers (i.e., devices that convert alternating current into direct current). The older rectifier technology used at cell sites is generally unreliable at high temperatures. As a result, older cell sites required air conditioning that, in turn, required a significant amount of AC power in order to operate.

Telecommunications providers and tower operators have invested significant capital in upgrading their current infrastructure from legacy switch-mode rectifier technology to digital rectifiers to increase power conversion efficiency. Current rectifier technology that is being installed at telecommunications sites has a power conversion efficiency of 96%, as compared to 70% for older rectifier technology, significantly reducing the heat generated and the need for air conditioning. In addition, these and other technological improvements have allowed telecommunications providers to install outdoor cell sites with no air conditioners and, in some cases, powering them with generators and renewable energy systems, such as solar. This trend towards using outdoor cell sites and removing air conditioners has provided telecommunications providers and tower operators with the opportunity to use DC power systems as a backup or primary source of power, since all base radios, antennas and batteries located at cell sites use DC power. This opportunity is further demonstrated by the significant increase in sales of our base DC power systems to Verizon Wireless over the past two years.

The increasing trend of mobile network providers divesting telecommunications tower operations by selling their tower assets to independent tower companies has reduced infrastructure capital costs and increased allocation of capital to their core marketing and engineering activities. This operational change has resulted in the rollout of new services, such as video, television and internet which has fueled the growth in data usage over mobile networks. With the anticipated increased usage of data and video, many telecommunications tower sites in urban areas are expected to exhaust their data capacity, requiring additional sites to be installed to meet future demand. In addition, upgrading of current 2G networks to 3G and 4G networks in developing nations is anticipated to increase demand for additional telecommunications tower sites worldwide, according to The Mobile Economy 2016 report published by GSM Association, or the GSMA 2016 Report. The increase in subscriber base in rural and remote areas is also expected to drive the development of new sites or additional tenancies for existing towers, according to the GSMA 2016 Report.

Increased data traffic has resulted in increased investments by mobile telecommunications tower operators worldwide.

At the end of 2015, almost two thirds of the world’s population had at least one mobile subscription, totaling over 4.7 billion unique mobile subscribers, according to the GSMA 2016 Report. By 2020, it is estimated that over 70% of the global population will have a mobile subscription, with close to one billion new subscribers added over the period, according to the GSMA 2016 Report. The GSMA 2016 Report also noted that the growing number of smartphones and other advanced mobile network devices (e.g., tablets, computers and automobiles) is expected to increase the use of data traffic at a compounded annual growth rate of 49% until 2020. As a result of this increase in data growth, it is estimated that mobile telecommunications tower operators worldwide will invest over $1.4 trillion in the construction of new cell towers and equipment upgrades by 2020, according to the Mobile Economy 2015 report published by GSM Association, or the GSMA 2015 Report.

The GSMA 2016 Report states that greater availability and affordability of smartphones, more extensive and deeper network coverage, and in some cases operator handset subsidies have resulted in an accelerating technology shift from 2G network technology to mobile broadband networks (i.e., 3G and 4G networks) and the increased use of data-intensive applications, such as video-streaming, thereby requiring more data capacity from mobile network providers worldwide. According to the GSMA 2016 Report, although capital expenditures have increased since 2011, with annual global totals peaking in 2014, the capital expenditures declined modestly by 1.5% in 2015, with much of this decline due to the fact that most mobile operators in certain developed nations had already upgraded from 2G to 4G networks. Meanwhile, in an article published by FierceWireless on April 27, 2016 reporting on recent first quarter 2016 earnings reports by a number of wireless carriers in the United States, FierceWireless reported that AT&T’s total capital investment during the first quarter of 2016 increased 17.6% year over year, while wireless capital expenditures were down slightly from the fourth quarter of 2015 due to accelerated purchases in the fourth quarter of 2015 in order to take advantage of significant cost savings. AT&T also reported that it would be adding 2.5 times more capacity at 75% of the capital costs compared to a few years ago. In addition, Verizon Wireless announced that although capital expenditures declined by 9.5% during the first quarter of 2016 as compared to the first quarter of 2015 because of an acceleration in spending during the fourth quarter of 2015 to prepare for the Super Bowl, it expected that wireless capital expenditure spending would increase throughout 2016 as a result of its densification project. Consistent with this expectation, Verizon recently announced that capital expenditures were $4.1 billion in the third quarter of 2016 driven in part by increased spending in wireless for densification, an increase from the previous quarter. According to the GSMA 2015 Report, although capital expenditures in developing countries will decline annually until 2020, these developing countries will continue to invest in upgrading current 2G infrastructure over the next four years. The overall long-term trend is stabilization of investment levels, as capital investments over the next five years will reach $900 billion, according to the GSMA 2015 Report.

Cisco, in its Visual Networking Index (VNI) Global Mobile Data Traffic Forecast Update, 2015-2020, or the Cisco Report, estimates that the typical smartphone can generate 41 times more mobile data traffic than the typical basic-feature cell phone, while a 4G connection will generate over three times more data traffic on average than a non-4G connection. The Cisco Report also noted that the increasing use of mobile broadband-enabled smartphones will generate a significant growth in data traffic, with volumes forecasted to grow at a compounded annual growth rate of 57% through 2019, an almost ten-fold increase. We believe all these factors described above will lead telecommunications operators and tower companies to enhance the energy infrastructure at their telecommunications tower sites.

DC power usage is a key operating cost component of any mobile tower operation, and therefore we believe that technologies that reduce operating and maintenance costs for tower operators will be a key competitive advantage for manufacturers of DC power systems worldwide.

Strict mandates to provide rural connectivity to mobile phone network providers in developing nations has lead to growth in off-grid and bad-grid tower installations.

In Sub-Saharan Africa, it is estimated that 30% of the rural population is not covered by any mobile network; meanwhile rural penetration in India is estimated to be below 40%, according to the Green Power for Mobile report published by GSM Association in December 2014, or the GSMA Green Power Report. Estimates also indicate that by 2020 the global telecommunications industry will deploy approximately 390,000 telecommunications towers that are off-grid, and 790,000 that are in a bad-grid locations, which are generally rural areas, according to the GSMA Green Power Report.

According to the GSMA Green Power Report, it is estimated that an additional 70,000 off-grid and 90,000 bad-grid towers will be deployed by 2020, with Africa and Asia accounting for 80% of the growth, with the remainder largely in Latin America. The GSMA Green Power Report also estimates that over 66,000 new installations will be deployed in Sub-Saharan Africa, and 31,200 new off-grid and bad-grid installations will be added in India.

More than 90% of all current off-grid and bad-grid towers use AC diesel generators, which we believe to have poor fuel efficiency and short operational life cycles. The conversion of these tower power solutions to greener alternative power solutions, including renewable energy hybrid solutions, could result in savings across the industry of upwards of $13 billion in fuel costs and 40 million tons of CO2 on an annual basis, according to the GSMA Green Power Report.

According to Indianenergy.gov.in, approximately 60% of the existing towers in India are located in rural or semi-urban areas with about 12 hours a day of grid availability and rest being operated by diesel generators, while the remaining 40% of urban towers currently rely on utility supplied power that may be available only 10 to 20 hours a day with 4 hours operated by diesel generators. According to the True Cost of Providing Energy to Telecom Towers in India report published by the GSM Association in 2012, or the GSMA India Tower Report, 70% of the approximately 400,000 mobile towers in India face electrical grid outages in excess of 8 hours a day. Telecommunications tower operators currently use AC diesel generators to address the demand-supply gap. The resulting energy costs alone account for 25% of the total network operating costs, affecting the profitability of the telecommunications tower operators, according to the GSMA India Tower Report. The Indian telecommunications industry consumes over 660 million gallons of diesel fuel annually. According to the GSMA India Tower Report, diesel generators currently powering most tower sites in India are responsible for over 6 million tons of CO2 emissions annually.

Global emissions created by companies that operate within the telecommunications industry are expected to grow at a compounded annual growth rate of 4.8%, from 151 million tons of CO2 in 2002 to 349 million tons of CO2 in 2020, according to the GSMA Green Power Report. By 2020, all off-grid and bad-grid towers globally are expected to require 7.2 TWh (terawatt-hours) of non-grid electricity and consume 150 million barrels of diesel fuel a year, according to the GSMA Green Power Report.

According to Deloitte’s article “Tower Power Africa 2014,” or the Tower Power Report, the operators of an estimated 170,000 cell sites, with an estimated 145,000 off-grid sites, on the continent, face a high cost of expansion, with limited power supply being a factor. With regulators and service level agreements targeting 99%+ uptime, outages are generally unacceptable. Because power is intermittent and the sensitive radio equipment cannot handle large voltage fluctuations, most of these sites rely on diesel generators as primary or heavily-used backup power, running as long as 18-20 hours a day, even at sites connected to the electrical grid. We believe better fuel efficiency of our DC hybrid power systems and DC solar hybrid systems lower operating costs of telecommunications towers when compared to AC diesel generators. Given that approximately 60% of the operating cost of a telecommunications tower relates to power generation, we believe the off-grid and bad-grid markets are ideally suited for our energy efficient products.

A 2012 report published by ATKearney, or the ATKearney Report, outlines a trend of mobile network providers divesting tower operations assets to reduce operating costs.

According to the ATKearney Report, a significant number of mobile network providers throughout the world are contemplating selling off tower assets, including the related energy infrastructure, to independent tower service companies. Based on our experience, we believe that many mobile network providers focus their efforts on expanding networks, expanding their subscriber base and upgrading technology of active radio equipment and pay little or no attention to investments in reducing energy costs. However, many tower service companies, which in many cases are real estate companies and/or service companies, are further divesting from daily operations, maintenance and service of power generating equipment and are contracting required equipment operation services to independent third-party energy service companies, especially in off-grid and bad-grid applications, according to the ATKearney Report. A description of these companies is set forth below:

•	Tower Service Companies: Companies that operate and maintain telecommunications towers for their mobile network provider tenants. Tower service companies typically bundle their services with other standard functions dedicated to site security, monitoring active equipment and upgrades of passive infrastructure such as power generating equipment and normally charge a fixed monthly fees for services rendered. A tower service company’s energy generation cost can constitute more than half of mobile operators’ operating expenses, with about 65% of this for tower site equipment, according to a Green Telecommunication white paper published by the Telecom Regulatory Authority of India, or the Green Tech White Paper. We believe that as a result, tower service companies are incentivized to seek long-term opportunities for improved energy efficiency, energy cost reduction and cost predictability.

•	Energy Service Companies: These are dedicated energy providers that own and operate energy assets at telecommunications tower sites. Energy service companies derive revenues from selling energy to mobile network providers as well as to tower service companies and we believe share similar incentives as tower service companies to reduce energy costs by upgrading energy assets.

There are two types of contracts most common between mobile network providers and tower companies, a fixed fee monthly contract or a pass-through model where all the costs associated with operating the cell tower are passed on to the mobile network provider. Pass-through contracts do not incentivize service companies to reduce energy costs. In India, the focus for telecom operators has shifted greatly to operational optimization and prudence, resulting in an increased emphasis on efficiency, with efforts to reduce costs related to power and fuel being among the key initiatives, according to The Future is Data report published by Deloitte in June 2015, or the Deloitte Report. Today, there is more public and regulatory pressure to reduce telecommunications tower emissions, especially emissions from diesel generators. Alternative solutions like solar, battery storage, cleaner fuel and fuel cells are being explored to reduce the carbon footprint of telecommunications towers in densely populated urban areas. As an example, according to the Deloitte Report, operators are increasingly pushing for fixed power and fuel cost arrangements, rather than the traditional pass through contracts. In Africa during 2014, 82% of the towers were owned by tower service companies according to the Tower Power Report.

We believe that the increased trend towards fixed power cost arrangements with tower companies will increase the emphasis on technologies that are more fuel efficient than current legacy systems. In addition, we believe this trend may result in an increased integration of renewable technologies, such as solar, to reduce operating costs and reduce emissions. We believe that the replacement of lower efficiency legacy equipment provides us with an opportunity to introduce our DC power systems with integrated renewable energy technologies earlier than the normal equipment replacement cycle. In February 2015, Verizon Wireless sold 11,000 cell tower assets to American Tower Corporation for $5.0 billion in cash and then leased the tower space back from American Towers on a monthly basis for 28 years. The leased cell towers will operate Verizon Wireless equipment. Verizon Wireless has also announced plans to use the proceeds of the sale to upgrade its current infrastructure and to implement its network densification plan under which it plans to focus wireless capital spending on adding capacity and density to its existing 4G and LTE networks. In addition, Verizon Wireless has announced plans to develop and deploy 5G wireless technology which would require further expansion of its existing small cell tower technology, in building solutions and distributed antenna solutions, all of which require backup generators to support Verizon Wireless’ redundancy goals and objectives. These actions by Verizon Wireless to reinvest capital into upgrading equipment at cell tower sites, including power generation equipment, have benefited us during the last two years.

The increased need for communications during natural and manmade disasters has resulted in an increase in demand for reliable and efficient DC power systems.

After hurricane Katrina in 2005, the Federal Communications Commission, or the FCC, established an independent panel, or the Katrina Panel, which proposed regulations requiring mobile network providers to install emergency backup power for their equipment in case of a power outage during emergency in its “Independent Panel Reviewing the Impact of Hurricane Katrina on Communication Networks – and its Report and Recommendations to the Federal Communications Commission,” issued in 2006, or the Katrina Report. The FCC ultimately adopted the Katrina Panel’s recommendations set forth in the Katrina Report in 2007. In particular, all local exchange carriers and commercial mobile radio service providers must have an emergency backup power source for all assets that are normally powered from local grid-connected AC commercial power, including those inside central offices, telecommunications sites, remote switches and digital loop carrier system remote terminals. Mobile network providers are encouraged to maintain emergency backup power for a minimum of 24 hours for assets inside central offices and 8 hours for telecommunication sites, remote switches and digital loop carrier system remote terminals.

The Katrina Panel also noted in the Katrina Report that during the hurricane and throughout its aftermath, the power necessary to support the communications networks throughout the region was generally unavailable. Many of the backup batteries and generators that were installed did not provide adequate backup reserves and the network sites went off-line.

After hurricane Sandy in 2012, one of the largest wireless carriers in the U.S. began an initiative of upgrading existing tower infrastructure to add backup power generation capacity with minimum reserve of 72 hours, three times the hours federally mandated by the FCC. Our DC power systems, which provide significant fuel efficiency and reliability, have received approval from three of the top five U.S. mobile networks to be used in backup power generation applications. Our total net sales, especially to Verizon Wireless, have significantly increased since the enactment and implementation of this initiative.

Military

The rapid deployment and improved fuel efficiency of mobile electric power is a key component of military combat operations.

Food, communications and weapon systems are the lifeblood of a military unit. With few exceptions, military communications operate from 28 volts DC or 48 volts DC sources. Currently, many guns (including howitzers), cannons and motors use computers and require DC power. We believe that the demand for DC power with the military is increasing as the use of pulsed energy weapon systems (i.e., weapons that either use pulses of electricity to fire ammunition or operate by sending an electric current to a target) are more widely used on the battle field. This increased use of electronics in military missions has resulted in an increased need for DC power and for more efficient ways of generating, storing and distributing energy. The military has assigned a special program management department to oversee the development and standardization of a new range of higher efficiency mobile power generators ranging in size from 5 kW to 200 kW. With pulsed weapon systems, DC power requirements can climb as high as 6 megawatts.

The objectives of the creation of a new generation of power generators are:

•	enhanced mobility, reliability and maintainability;

•	improved fuel efficiency;

•	reduced system size and weight;

•	reduced infrared and acoustic signatures;

•	increased survivability in rugged combat operations; and

•	reduced total cost of ownership.

Once the Advanced Medium Mobile Power Sources, or the AMMPS, the U.S. Department of Defense’s third generation of military power generators, is fully implemented in vehicles and stationary platforms, it is expected that the new generators will save over 50 million gallons of fuel per year, according to the Mobile Electric Power Systems Command Brief issued by the U.S. Department of Defense in 2009. The new generation of mobile electric power generators will also have the capability to connect together to form an efficient power distribution center to create “power islands” that serve both DC and AC loads. In addition, solar and wind power is being added to AMMPS to create hybrid systems that can function as self-sustaining power sources in remote areas. The next generation of power systems are required to provide 21% higher fuel efficiency, reduce noise and weight and be capable of performing in extreme environments. Our DC hybrid power systems, with integrated controls that manage energy produced by solar and lithium battery solutions, provide higher fuel efficiency than traditional fossil fuel powered power systems currently used by the military. We believe our complete line of commercialized DC hybrid power systems in use for the past decade provides us with a competitive advantage in meeting stated power system goals outlined by Department of Defense.

Improvements in sensors, navigation and communication technologies have led to increased integration of situational awareness systems that allow all combat assets to communicate and coordinate both defensive and offensive efforts in combat. Reliance on these systems has led to an effort to integrate DC auxiliary power units ranging in size from 3 kW to 20 kW onboard combat vehicles independent of engine driven alternators. Integration of auxiliary power units to run climate control and on-board electronics while idling saves a significant amount of fuel and maintenance, a critical asset during combat operations. We believe that the integration of smaller horsepower auxiliary power units to operate climate control and on-board electronics systems, rather than large horsepower vehicle engines while idling, may save a significant amount of fuel and maintenance, both of which are critical assets during combat operations.

During the past two decades, we have shipped 2 kW and 30 kW advanced power units, comprised of hybrid vehicle power systems, auxiliary power systems and prime power systems, to the U.S. Department of Defense and to its prime contractors for a wide variety of missions covering the land, sea and air. During the years ended December 31, 2016 and 2015, sales of auxiliary power systems designed for use in military combat vehicles represented 1.3% and 1.3%, respectively, of our net sales.

Electric Vehicle Charging

As of December 2015, over 462,000 electric cars and vans have been registered in the U.S., which is approximately 0.66% of the total automobile market, according to a Global EV Outlook 2016, report published by the International Energy Agency, or the Global EV Report. The total population of electric vehicles has steadily grown from 172,000 in 2013 to 410,000 in 2015, according to the Global EV Report. In California, the market share of plug-in electric vehicle reached 3.1% in 2015, far outpacing other states, according to the Global EV Report. This rapid growth is a result of better product offerings and technological improvements in battery technology. In addition, companies like Tesla, Nissan, General Motors and Ford have released new lower cost products with a higher range per charge. Further large reductions in battery prices will result in electric vehicles becoming a more economic option than gasoline or diesel cars, according to the Global EV Report. In addition, according to Global EV Report, the Paris Declaration on Electro-Mobility and Climate Change announced the deployment of 100 million electric cars by the year 2030.

We believe that as the population of on-road vehicles grows, the need for services such as road side assistance will be essential to rapidly charge vehicles stranded due to lack of charge. We also believe that the need for mobile off-grid chargers in remote areas where no electric grid is available will be essential part of the charging infrastructure required for electric vehicles.

In 2011, we developed prototype mobile chargers for four of the major electric car manufacturers to demonstrate how our DC power system equipped with rapid charger software could be used as mobile, off-grid chargers, for on-road electric vehicle testing. Our off-grid DC fast chargers, installed on a pickup truck or a trailer, are designed with electronics and charging algorithms that can fully charge most small OEM electric vehicles stranded on the road in 45 to 60 minutes. We plan to further develop this technology in the future to market off-grid hybrid chargers for commercial applications like resorts, shopping centers and convention centers. During the year ended December 31, 2016, we sold one additional mobile charger.

We believe there is a larger need for residential electric vehicle chargers that can reduce charge times to less than two hours. We plan to develop residential electric vehicle chargers that use a combination of natural gas and solar energy to rapidly charge electric vehicles. These products will be designed to reduce peak loads on existing grid resources while rapidly charging the vehicle. In addition our chargers can be used as a backup power source in case of power outages.

Cogeneration/Distributed Power/Uninterruptable Power Supply

Micro combined heat and power DC generators are the leading low carbon solution for cost effective use of energy sources.

With rising levels of greenhouse gases and increased demand for power worldwide, governments, companies, and consumers must find energy efficient methods to generate power. Cogeneration, also known as combined heat and power (CHP), or MicroCHP when applied to a small business or home, offers a cost efficient and environmentally responsible solution.

Any type of power generation creates excess heat. Typically, this excess heat goes unused and is released as waste into the natural environment. Cogeneration is a process that recycles this excess heat and repurposes it for a number of practical applications, without any additional fuel consumption. CHP, for example, can use the excess heat from electricity production to space heat commercial buildings. MicroCHP can likewise use excess heat from electricity production to warm a home or small business.

MicroCHP systems provide a number of advantages over traditional power generators. For example, MicroCHP systems utilize as much as 85% of the heat from the primary energy source for useful purposes, whereas modern heat engines without cogeneration utilize at most 45%. Likewise, MicroCHP systems are able to increase the total energy use of the primary energy fuel source. At the same time, MicroCHP systems are highly adaptable, and can repurpose excess heat for space heating, water heating, refrigeration, or excess electricity production.

The market for MicroCHP is expected to grow from $2.29 billion in 2015 to $4.44 billion in 2020, at a compounded annual growth rate of 14.2%, according to a global forecast report published by Markets and Markets in February 2016, or the Markets and Markets Report. Major factors, such as autonomous heat and electricity generation at a reduced cost, progressive government support in Europe and Asia, and the desire of businesses and individual consumers to reduce their carbon footprint, are driving the MicroCHP market across the globe, according to the Markets and Markets Report.

The Asia-Pacific market is the largest market for MicroCHP, with Japan and South Korea leading the market due to favorable government subsidies. The U.K., where over 14 million households are thought to be ideally suited for MicroCHP installations, offers a 10.63% incentive subsidy for MicroCHP projects. Likewise, the U.S. federal government offers a 10% tax credit to promote energy efficiency. Moreover, the U.S. Department of Energy has set a goal for MicroCHP to attain 20% of electric generation capacity by the year 2030. Denmark is the leader in the MicroCHP market worldwide, comprising 55% of its total energy production according to the Markets and Markets Report.

We believe that a variety of markets should consider MicroCHP, including those that require both heat and reliable base load electricity throughout the year. In particular, the reliable power generated through MicroCHP would benefit bad-grid markets where electrical outages are frequent and costly. At the same time, MicroCHP systems are advantageous in markets where the cost of electricity is relatively high and the cost of natural gas is relatively low, such as the Northeastern U.S., California, Alaska and Hawaii.

We believe MicroCHP is also well-suited for a variety of industries. For a typical MicroCHP system, the ratio of usable heat to electricity is 1:1. Therefore, the benefit to be derived from this higher system efficiency depends upon steady heat usage. Markets that use the largest fraction of hot water relative to electric usage throughout the year include lodging (e.g., hotels and dormitories), laundries, dairy and some agricultural applications and multifamily residential buildings. Because these markets rely on steady heat usage relative to their electricity consumption, we believe they would benefit from the cost savings associated with a MicroCHP system.

We shipped our first DC hybrid cogeneration systems in 1995, which included our DC micro-gen system coupled with a DC generator, air-conditioning compressor and heat exchangers providing heating and cooling. Increases in electricity pricing over the past decade, the advent of charging stations for electric vehicles, technological improvements in heat exchangers and chillers, and government subsidies, have created an ideal market for our MicroCHP DC hybrid products. We plan to develop next generation of MicroCHP systems to address small commercial and residential markets. We did not sell any of these products during the years ended December 31, 2016 and 2015.

Uninterruptable Power Supplies and Data Centers

The convergence of voice and data networks and increased reliance on digital networks combined with the unprecedented demand on power grids are resulting in an increase in the global need for backup power.

Uninterruptable power supply systems are used in a variety of application including homes, offices, banks and hotels. Batteries are coupled with an inverter/charger to continue to provide power during loss of the utility grid. Other applications include security systems, medical devices, computers and data services.

In most industrial and commercial applications, uninterruptable power supply battery systems are used to temporarily provide base load for a short duration of time, until backup industrial generators are capable of providing the base load. The power ratings of backup generators for commercial and industrial uninterruptable power supply applications can vary from 5 kW to 200 kW. We began shipping 6 kW DC hybrid systems for outdoor backup applications in 1993.

The challenges with current technologies with uninterruptable power supply systems center around current battery performance, poor reliability and service life, high cost and maintenance. During 2014 and 2015, we developed back-up power systems for telecommunications customers that integrated our DC power systems with super-capacitors as storage devices, thereby eliminating the use of battery banks as storage devices in certain backup applications. We believe our solution provides higher reliability and longer life than a battery-powered backup system in on-grid and bad-grid applications. We plan to further develop 5kW to 200 kW configurations of our backup DC hybrid power system products for telecommunications and data center applications. We did not sell any of these products during the years ended December 31, 2016 and 2015.

Our Competitive Strengths

We have over a 30 year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, industrial and marine markets. We have invested significant capital and engineering expertise to develop products that capitalize on the growing trend towards environmentally friendly and fuel efficient power generation systems. We further believe our success will be based on the following key competitive strengths:

•	Proprietary Technologies. Our research and development efforts, which began at our inception in 1979, have resulted in the development of DC power systems with proprietary software and controls that are configured to meet the specific needs of our customers. In addition, we have invested significant resources in developing technologies that improve fuel efficiency and generate lower emissions than conventional solutions available in the marketplace.

•	Engineering Expertise. We have a customer-centric approach, and we continually strive to design products that target specific application performance requirements. We believe our direct sales and service approach gives us an advantage in determining customer needs, thereby providing us early insight into future market trends. Over the years, our customers have experienced a significant reduction in operating expenses and longer life cycles using our DC power systems. We believe that most of our competitors purchase off-the-shelf components and adapt these components to meet the needs of their customers, thereby increasing the complexity of the system and sacrificing reliability. We take a different approach in that we engineer our proprietary components and integrate these components to provide the most cost-effective solution without compromising performance. We believe our high level of integration reduces the size and weight of a DC power system, lowers fuel consumption and maintenance and provides greater reliability and a longer life, all at a lower cost to the end-user.

•	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency In addition, vertically integrated manufacturing of our proprietary components provides us greater control and intellectual property protection over our production processes. This approach allows us to take advantage of advanced production techniques and materials. We believe our product evolution planning, design documentation, subcontractor relationships, and in-house manufacturing allows for fast turnaround on purchase orders. We combine our resources with those of our subcontractors to rapidly increase production when needed.

•	Strong Customer Base. Substantially all of our net sales are derived from sales of our DC base power systems to Verizon Wireless, although we do have other customers within the telecommunications market, including AT&T and Telstra, and within other markets including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power.

•	Experienced Management Team. Our President and Chief Executive Officer and key engineers each have over 25 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating management’s abilities and our engineering aptitude is our successful track record over the last 25 years of executing fixed-cost research, design and engineering contracts, with an average of eight projects per year. Our management team has increased sales and production volumes by over 200% a year for the past three years.

•	Supply Chain Competitiveness. Our growth in sales volumes has enabled us to source components directly from high quality large global manufacturers thereby reducing our component costs. Although we do not have any long term contracts or commitments with our suppliers, we utilize multiple sources for key components, such as engines, to mitigate supply shortages. During the past ten years, we believe we have developed strong long-term relationships with a network of reliable, low-cost manufacturers in the U.S. and abroad.

Our Growth Strategy

We believe that the increased growth in the use of electronic devices and components within the telecommunications, military, automotive and industrial markets has led to the rapid rise in demand for DC power in both grid connected and off-grid applications. Our decades-long experience in design and manufacturing of DC power systems, combined with our 30-year reputation in the industry, provides us with what we believe to be an unprecedented opportunity to address the growing demand for DC power systems. The primary elements of our growth strategy include:

•	Further develop U.S. mobile telecommunications market. During the past three years we have achieved significant success in selling our DC power systems to large mobile telecommunications providers. We believe that many operators of telecommunications towers in the U.S. are in the early stages of transitioning from AC power systems to DC power systems. Since 2011, we have invested significant capital and effort in developing proprietary technologies and to obtain product certification and approval from the top three telecommunications companies in the U.S. This has resulted in significant sales growth during the past two years. We believe that we are well positioned to lead this transition from inefficient AC power systems to efficient DC power systems and capitalize on the unprecedented growth in this market. Our immediate growth plans require us to further expand our sales, manufacturing and service infrastructure through strategic allocation of capital in operations and plant and equipment. In addition, we plan to increase our sales infrastructure nationwide to promote our DC power systems to all the regions in the U.S. including mid-level mobile telecommunications tower service companies. We also plan to qualify additional independent telecommunications tower service providers to increase our aftermarket service infrastructure nationwide.

•	Expand DC power systems sales into new geographic markets. The increased use of broadband networks (i.e., 3G and 4G networks and soon, 5G networks), resulting in the increased use of data via internet by mobile users, requires the addition and expansion of the telecommunication infrastructure globally. In addition, the projected increase in subscriber base in rural and remote areas in developing countries has increased the deployment of telecommunication sites in off-grid and bad-grid areas. While the growth of the subscriber base in the U.S. and Europe was below 1% in 2014, the growth rate in Sub-Saharan Africa was nearly 12%, according to the GSMA 2015 Report. Given that 97% of our sales of DC power systems are to U.S. customers, which represents only 4.7% of the total global telecommunications market, we believe a significant opportunity exists for sales of our DC power systems to customers located in developing nations, such as India, China and Sub-Saharan Africa. To successfully penetrate international markets, we plan to establish subsidiaries in South Asia, Africa and Australia to conduct sales and service and, when needed, we plan to incorporate final assembly operations to reduce non-value added costs. We are also actively pursuing strategic partnerships with established mobile telecommunications tower service companies located in Latin America, and Eastern Europe. Furthermore, we anticipate venturing into other global markets by partnering with local service partners to rent and lease our products.

•	Develop higher power DC power systems. We are in the process of developing higher power DC power systems that will include solar hybrid systems for prime and backup power. We believe that higher power DC power systems will provide us with an opportunity to increase our product offerings within the data center and telecommunications markets. We plan to enhance and further develop our existing proprietary alternator and control technologies to increase power output capacity up to 200 kW. In addition, higher capacity DC power systems will address the backup power needs of large regional data centers and can be used for backup or peak load sharing applications in large renewable energy installations, such as large solar or wind farms.

•	Expand renewable solar energy product offerings. We believe that increased environmental regulations combined with the declining cost of solar and advanced storage batteries has accelerated the shift of the telecommunications tower operators towards solar hybrid systems in off-grid and bad-grid regions worldwide. In addition, in many developing countries, mobile telecommunications providers are required by the local government to increase infrastructure and coverage into non-profitable rural and remote areas in return for lucrative urban contracts and favored spectrum availability, according to the GSMA Green Power Report. We believe the demand for renewable energy systems in the mobile telecommunications tower market will outpace the growth of traditional fossil fuel based power systems. In 2013, we delivered twenty solar hybrid renewable energy DC power systems to a largest mobile telecommunications provider in Australia for installation in remote mobile tower application. We plan to expand our DC solar hybrid power system product line to address off-grid and bad-grid applications in telecommunications and military markets worldwide. Our expanded product line will be comprised of systems ranging from 10 kW to 200 kW that will be available in either low voltage or high voltage configurations and designed for outdoor installations. We plan to target power markets in India and Sub-Saharan Africa where local governments are incentivizing the use of renewable energy within the telecommunications industry through favored spectrum auctions and tax incentives.

•	Enter power rental market. During the past five years, the telecommunications industry has undergone significant changes in the management of assets, especially telecommunications towers. A number of mobile network providers, including Verizon Wireless, AT&T, Sprint, Vodafone, Airtel and Reliance, have recently begun divesting operations relating to the development and management of mobile telecommunications towers to third party telecommunications tower service companies in order to focus on the development of new technologies and subscriber management. This change has resulted in the creation of a new category of telecommunications tower service companies, such as Indus Towers, Reliance, American Tower, Viom Networks and Crown Castle. These tower service companies develop and manage telecommunications tower assets and lease the capacity to the mobile network providers on a fixed cost basis.

The Green Tech White Paper suggests that over half of the overall cost of operating a telecommunications tower is related to the cost of energy. As a result, it has become essential to reduce energy costs. Many telecommunications tower operators are real estate investment trusts, which in many cases lack expertise in developing new technologies to improve operational efficiencies at a telecommunications tower sites. According to the GSMA Green Power Report, during the past three years in Asia and Africa, telecommunications tower service companies have begun to subcontract the power generating assets installation and management to independent service providers that install and maintain power generating equipment at these facilities.

We believe that our DC power systems provide the greatest opportunity to reduce energy costs at telecommunications tower facilities. We plan to introduce an equipment rental program to enter the energy provider market in the telecommunications tower industry. We also plan to target telecommunications tower installations located in the remote outdoor locations with high fuel and maintenance costs. We believe the market is transitioning towards independent energy providers managing all the power and energy assets at telecommunications tower sites. We believe our DC power systems combined with our proprietary remote performance tracking telematics tools allows us to efficiently manage and monitor our rental assets, thereby providing lower life cycle costs to our customers.

We plan to initially introduce rentals to the mobile telecommunications tower market in regions where we currently have factory direct service networks and then, if initial results are favorable, we plan to expand our rental program nationwide.

We believe, this rental strategy will allow us to also demonstrate our inherent product advantages related to lower operating and maintenance costs to the smaller U.S. telecommunications operators (estimated at over 1,500 companies). For overseas rental programs, we plan to associate with channel partners or dealers within the host country.

Our Technologies

Within the power generation market, AC has been the dominant technology for over a century. The advent of components like transistors, solid state electronics, solar photovoltaic cells, advanced batteries and LED lighting, all powered by DC power systems, has led to an increase in the use of televisions, computers, refrigerators, air-conditioners and cell phones in our daily lives. In addition, telecommunications towers, radio antennas, military equipment, electric vehicles and solar energy storage systems can also be powered by our DC power systems.

In 1991, we began introducing DC power systems to provide backup and prime power for off-grid and bad-grid applications. Our initial products were predominantly designed for military applications and used as auxiliary power for vehicles, tanks and radar sites. In the late 1990s we introduced our DC power systems for commercial applications like mobile telecommunications towers, solar refrigerators and oil field applications.

In 1992, we developed our own proprietary DC alternator to improve system efficiency, reduce costs and lower weight. Our design replaced a conventional 4 pole, three-phase designs with a light weight, low cost 12-pole and 32-pole designs (i.e., designs containing 12 or 36 magnetic poles) incorporating either 6 or 3 phases (i.e., containing 6 or 3 power circuits). Another unique aspect of the design of our DC alternators is the elimination of bearings, internal wiring connections, and an exciter (i.e., a device which supplies the magnetizing current to generate working flux) to provide a longer life cycle than conventional motor designs in the marketplace.

PMHH Technology

We combined the attributes of homopolar alternator technology with a permanent magnet to develop our proprietary design model 6200 PMHH alternator. When mounted on an engine and operated at either a fixed or variable speed, the model 6200 PMHH generates a precise amount of regulated voltage and current. The DC output can be used to power electronics or charge batteries. In addition, we have developed a proprietary fully integrated digital control system that manages and optimizes alternator output and engine speed, thereby maximizing power output.

In 2006, we introduced our next generation 8000 Series alternators designed for higher power and voltage applications, which features our proprietary 32-pole permanent magnet alternator technology. The 8000 Series offers high efficiency at a low cost.

Our alternator technology is used in diverse applications including telecommunications towers, electric vehicle charging, military tank auxiliary power and marine yacht house power. The hardware components used in each system vary in power and voltage based on application needs.

Supra Controller™ Technology

Our power and control system architecture is controlled by our proprietary digital control system, Supra Controller™, which contains software configured to meet specific application needs. Our Supra Controller™ networks all components via CAN bus communications and software and has the ability to control, analyze, monitor, record and communicate all key system parameters to ensure efficiency, safety and reliability of the overall system. The ability to remotely monitor and calibrate each system parameter, receive system alarms and auto-reset the system when a fault is corrected are the key differentiating factors of our DC power systems.

Battery Management System and Software (BMS)

Most DC power systems contain backup storage batteries to deliver power to the load equipment when a grid connection has failed or not available. In the field, various types of battery chemistries are used as storage devices. We have designed a proprietary BMS that monitors the parameters of each cell and controls the safe and efficient charging and discharging of the battery pack. The unique design of our BMS integrated with our Supra Controller™ has the capability to be field configured for charging and discharging of virtually any type of battery chemistry. Our DC hybrid systems are equipped standard with lithium battery packs for energy storage applications.

Products and Services

We broadly classify our power systems into three categories:

•	DC base power systems. Our basic system which is centered around a DC generator. Applications include both prime power and backup power.

•	DC hybrid power systems. Our basic DC power system with added energy storage via lithium-ion or other battery chemistries.

•	DC Solar hybrid power systems. Our DC hybrid power system with added renewable energy (i.e., solar panels).

DC Base Power Systems

Our DC base power systems are designed for use in prime power and backup power applications. All of our DC power systems are designed to last 20 years or more in backup applications and meet all UL2200 standards. To maximize operational life, we incorporate (over and above our competition) the following:

•	all aluminum, powder coated, enclosure with stainless hardware, which is lightweight and corrosion resistant;

•	105 C rated signal wire, tinned copper strands;

•	stainless steel braided covering hoses for fuel and coolant lines;

•	Class 220 C magnet wire for alternator windings;

•	watertight connectors in place of terminal strips and other non-sealed connectors; and

•	our Supra Controller™ modules that are environmentally sealed.

We believe that the number one reliability issue with a generator set is the failure to start. To improve the reliability of our generators, we remove the engine’s starting battery and replace it with a super capacitor. The super capacitor has a 15- to 20-year service life, greater cold cranking amps and withstands greater temperature extremes than conventional starting batteries.

To reduce maintenance and help ensure that there is always adequate oil, we increase the engine’s oil capacity to provide for a 3,000 hour (natural gas / propane) or 1,500 hour (diesel) maintenance interval. Standard oil intervals for typical generators range from 200 to 500 hours.

DC Hybrid Power Systems

In most off-grid or bad-grid outdoor applications where DC loads are required, such as telecommunications towers in rural or remote areas, fuel costs of operating a generator accounts for more than 60% of the total operating costs, according to the Green Tech White Paper.

In most backup applications, such as telecommunications and uninterruptable power supply systems, lead acid batteries are used for providing transitional power while the generator starts up. In most of our prime power applications (including telecommunications) the goal is to reduce maintenance and fuel costs. Our Supra Controller™ automatically cycles the generator off when the loads are small and cycles it on again when the load increases or the battery charge is depleted. This cycling reduces engine maintenance and saves significant quantities of fuel.

Additional fuel saving are realized by using lithium-ion batteries in place of lead acid batteries. Lead acid batteries, when compared with lithium-ion batteries, have high internal resistance, are inherently inefficient during charging or discharging in cyclic load applications and therefore require longer to charge, resulting in higher fuel costs. In 2011, we completed the design and testing of a hybrid power system, where our DC power system was integrated with lithium-ion batteries to provide a longer life and higher fuel efficiency to cyclic DC power applications such as telecommunications towers.

Our DC hybrid power systems can monitor the charge/discharge cycle of either lithium-ion or lead acid batteries, or other battery types, on a cell by cell basis using our BMS. Our Supra Controller™ system incorporates a CAN bus communications capability that provides communication and control between the battery and the DC hybrid power system. Each cell in the battery pack is individually monitored for voltage and temperature, ensuring the safety and longevity of the battery bank. These power systems include enclosures, a lithium-ion battery pack, our proprietary BMS and our proprietary Supra Controller™ system that controls engine output, battery charging algorithms, cooling system and power control circuits that optimize DC load outputs.

DC Solar Hybrid Power Systems

Our DC solar hybrid power system combines our DC hybrid power system with solar photovoltaic modules and a custom engineered multi power point tracking charge controller. In most off-grid or bad-grid outdoor applications, such as telecommunications towers in rural or suburban areas, the fuel costs of operating a generator accounts for more than half of the total operating costs, according to the Green Tech White Paper. We believe that incorporating renewable energy sources, such as solar, with our DC hybrid power systems is ideal solution for numerous off-grid and bad-grid applications worldwide. Our DC solar hybrid power systems incorporate the following features:

•	Hybrid power panel. We produce distribution panel assemblies that make use of punched and plated buss bars to make the heavy current connections between appliances. The industry standard is using labor intensive hand crimped wires and lugs which are accomplished in the field.

•	Photovoltaic Arrays. Our telecommunications customers request photovoltaic array structures to withstand winds of 150 mph and 200 mph. We satisfy these requirements against the industry standard of 120 mph.

•	Shelter. We provide all-weather light-weight aluminum walk-in shelter that is easy to transport by truck or helicopter.

•	Lightning protection. We provide the highest degree of lightning protection through the use of air-coil type inductors designed by us.

•	Air-Conditioning. We provide DC air-conditioning if required in very hot weather environments. We also provide cooling systems using ambient air.

Service and Support

Global Network Management Tools

We offer global network management services through our telematics tool, which consists of our proprietary Supra Controller™ technology integrated with monitoring software. This hardware is integrated into each DC power system and collects critical data from the equipment and transmits this data back to the customer and our service department. This capability allows us and our customers to monitor system performance remotely and to remotely update the equipment with new revision software in the field.

Our telematics capabilities and services include:

•	automated and continuous remote monitoring with auto alerts and notifications that can be transmitted via email or text messaging;

•	maintenance management, which provides ability to schedule preventative maintenance based on actual equipment usage; and

•	real-time, bi-directional communication capability for remote upgrades, testing and troubleshooting.

Our telematics tools also provide information to our customers on specific equipment utilization that provides the abilities to determine the functional status of the equipment and proactively schedule maintenance. We believe these tools assist in reducing equipment downtime, thereby reducing the overall cost of ownership. In addition, we plan to use these tools to monitor and provide accurate billing for our rental equipment deployed at customer facilities.

Aftermarket and Service Parts

We offer extensive aftermarket and service parts programs. We maintain an extensive inventory of aftermarket parts and sell parts directly to customers or through our qualified network of service providers. In addition, we require our regional service providers to maintain sufficient quantities of aftermarket parts in their inventory to ensure minimum downtime upon product failure.

We maintain accurate records of bill of materials for each serial number shipped and service our products well beyond their recommended lives. In the marketplace, our products are known for their long life and durability.

Product and Warranty Support

We offer product commissioning as an added service to all our customers and require the purchase of such services as a condition for acceptance of any warranty claims in the future. We offer installation of the equipment, preliminary testing, integration of equipment with other assets located at the site and introductory maintenance and safety training. We offer various levels of fee based services to support our products in the field. In addition, we have trained product and application engineers that deliver high quality, responsive lifetime technical support to all our customers worldwide.

We further support our customers by using qualified regional independent service providers to perform warranty and aftermarket service and repair on our products. Our regional service providers are factory trained and certified prior to being authorized to repair or service our equipment. We generally reimburse regional service providers for the warranty services they perform on our systems.

Sales and Marketing

Our direct sales and marketing approach focuses on end users, service providers and OEM’s in the telecommunications, military, automotive, marine and industrial markets to maintain a maximum interface with our customers. Our direct sales force strategy has achieved significant success in marketing our DC power products to mobile telecommunications providers in the U.S. We seek to expand our direct sales force to increase our penetration into other regions of the U.S. and into the international mobile telecommunications tower market.

We target our telecommunications tower markets based on key market indicators related to growth in off-grid energy needs, growth in new mobile telecommunications tower installations, regional environmental regulations and fuel prices. Our direct sales strategy to large multinational companies provides us with the ability to design and configure a wide range of product solutions to meet regional market needs. In addition, our direct sales strategy allows us to better understand customer application needs which, in turn, allows us to deliver systems that meet our customer’s expectations.

We market our products through our web site and by exhibiting our products at trade shows but historically, we have generated most of our sales through word of mouth. We rely on product demonstrations and short term rentals to demonstrate the capabilities of our products and value proposition to large mobile network providers worldwide. We plan to add additional capacity to our rental fleet to increase rental revenues and product demonstrations to regional telecommunications providers in the U.S.

Distribution and Service

We market our products through various distribution channels that promote our products and brand and provide effective aftermarket support and service. While the majority of our sales are achieved through our direct sales force, we also utilize independent service providers and dealers to complement our global sales strategy.

We plan to expand sales within the mobile telecommunications tower market by adding sales offices in key target markets globally and adding regional managers to expand our sales network in North America. We utilize a combination of factory trained technicians and independent service providers to provide installation, maintenance, service and training at customer locations throughout the U.S. The majority of our growth is the result of increased sales of DC power systems to telecommunications companies in the U.S. We currently provide products to the top three U.S. mobile telecommunications providers and several independent telecommunications tower operators.

In the international markets, we utilize local service partners to perform installation and service on our equipment. In the past decade we have shipped our DC power systems to customers located in over 30 countries and have developed strategic relationships in an additional five countries to expand our sales and service network. We plan to hire and train our own personnel in key strategic international markets to provide sales and aftermarket support for our customers.

In markets other than telecommunications, on a selective basis we have established collaborative relationships with OEM’s and value added resellers to jointly develop products or product configurations to address market needs. A significant portion of our military sales is conducted through the supply of components and subsystems to large defense contractors for integration into larger complete systems.

Competition

DC Base Power Systems

Within the DC power systems market, we compete with well-established AC power systems providers and storage technologies such as fuel cells and lead acid batteries. We target markets for our products that require continuous (prime power) or backup power of DC output power to operate electronic equipment or to charge storage batteries.

In prime power applications, our main competitors are well established global manufacturers of AC generators that use power conversion devices to convert AC output power to DC output power. Our competitors include Caterpillar, Generac, Cummins, 3-Tech, Ascot, Ausonia, Controllis and Kohler. In addition, incumbent technologies like hydrogen fuel cells are being evaluated, but currently do not have a significant market presence. Our fuel cell competitors include Plug Power, Ballard Power and Intelligent Energy.

In backup power applications, we compete with AC generator manufacturers as well as battery backup solution providers which utilize battery storage as a means to provide DC output power in case of a power outage. In these applications, the intermittent use of batteries requires periodic maintenance, charging and replacement due to the finite shelf life of a battery. Unlike battery storage products, the low hours of usage in backup power applications significantly extends the life cycle of our DC power systems. We believe our technology provides significant maintenance and life cycle cost advantages in backup power applications. Our competitors include battery manufacturers like Tesla, Exide, Enersys, Panasonic, Axiom, Samsung, Deka and Trojan batteries.

DC Hybrid Power Systems

The DC hybrid power system market targets mainly prime power applications in both off-grid and bad-grid applications. These systems utilize a DC power generator as a battery charger that charges the batteries, while DC load output is delivered by the batteries.

We compete with well-established AC power system resellers that combine an AC generator with lead acid batteries and deliver the end product to customers. In most cases, these resellers are generator distributors or small dealers specializing in battery system integration. These competitive solutions have fairly rudimentary charging and control technologies due to the use of lead acid batteries.

Our DC hybrid power systems are designed with lithium-ion batteries which provide higher efficiency charging, zero maintenance, longer life cycle and are light weight. In addition, our proprietary Supra Controller™ and BMS provide protection from over-charging and over-discharging of the battery pack, thereby increasing battery life. We believe our technology provides significant fuel and life cycle cost savings when compared to AC hybrid power systems. Our competitors include Ascot, Eltek Valere, General Electric, Schneider Electric, Alpha Technologies and Emerson Power.

DC Solar Hybrid Power Systems

The DC solar hybrid power system market targets mainly remote telecommunications off-grid or bad-grid sites. These systems rely on energy from solar photovoltaic panels to charge the batteries and power the load. Any excess energy from the solar photovoltaic panels is stored in the batteries. If the photovoltaic panels and/or the batteries are unable to provide all the power the load requires, the DC power system contributes the additional power required.

We compete with AC generator resellers that combine an AC generator, power converter with lead acid batteries and solar photovoltaic panels to deliver a DC power system for remote telecommunications sites.

Our DC solar hybrid power system integrates solar charge controllers, inverters (if required), our BMS and engine controls into our proprietary Supra Controller™ that contains algorithms to optimize the use of solar energy while ensuring adequate charge protection for the lithium-ion battery pack. We believe that our integrated product solution provides lower energy cost, long life cycle and lower maintenance cost when compared to AC solar hybrid power systems. Our competitors include Ascot, Eltek Valere, General Electric, Schneider Electric, Alpha Technologies and Emerson Power.

Manufacturing and Assembly

A significant percentage of our business comes from multinational global corporations seeking configured product solutions ready to be field deployed with a minimum installation time. Our manufacturing process begins with our direct sales force and engineering team defining customer application needs and concludes with the production of a custom configured product solution. We believe our ability to have total control over the sales and manufacturing process is a key competitive differentiator in the markets we serve.

By implementing vertical integration throughout our manufacturing processes we believe that we reduce overall manufacturing costs, thereby increasing profitability and market competitiveness. Our production processes encompass all aspects of production of our DC power systems, which includes alternators, aluminum enclosures, engine configurations, control electronics, cooling systems, wiring harnesses, exhaust systems and final assembly. Manufacturing of our proprietary technologies requires proprietary automated equipment that ensures total control and agility in our production processes. Over the past decade, we have made significant investments in highly specialized manufacturing tooling, jigs and fixtures that allow us to manufacture products at lower cost while maintaining the highest quality.

Our production assembly lines are designed to be flexible, and we utilize advanced manufacturing planning software to predict, monitor and control demand levels and product mix to provide the shortest delivery time to our customers. We utilize 3-D CAD software to product design and document assembly instructions throughout our production process. All our products are 100% tested to customer specific application requirements prior to shipment.

Throughout our operations we utilize computerized ERP software that integrates all our processes from lead generation to product shipment and aftermarket support. Our focus on safety, quality and on-time delivery is supported by employee training and information systems that monitor process and product quality, and communicate trends and findings to senior management on a real-time basis.

Design Engineering/Research and Development

Our research and development efforts are market driven. We conduct research and development at our facility in Gardena, California. Our research and development is focused on the development of new technologies and product improvements, as well as reducing costs, improving product quality and reliability. In the DC power systems market, we have developed our proprietary PMHH alternator technology integrated with an engine, control devices and a battery management system. Over the past two decades we have been one of the first to market DC hybrid power systems and DC solar hybrid power systems to the telecommunications tower industry.

A significant part of our research and development effort has focused on the development of control software that integrates engine controls, power management and battery algorithms to fully optimize fuel consumption in both prime power and backup power generation applications. We use a high level of integration with a single control and communication module, our Supra Controller™, rather than competitive system designs with a number of independent control modules controlling a single function. Our integrated approach ensures software compatibility, reduces complexity in wiring, increases reliability and reduces cost.

Our engineering process begins with our sales team identifying and defining market needs and concludes with our engineering team developing and integrating proprietary technologies into product configurations that meet application needs. We maintain an in-house design, prototyping, testing and application engineering capabilities including expertise in 3-D solid modeling and finite element analysis, computer based modeling and testing, rapid prototyping, design verification testing and document publication, which includes manufacturing assembly instructions, supplier drawings and product manuals. In addition, we utilize third party testing laboratories to certify our products compliance to current applicable UL standards.

Since the early 1980s, our core engineering team has been actively involved in engineering and developing new technologies for alternators, power control electronics and engine controls, providing us with extensive experience and know-how in the design of DC power systems.

Intellectual Property

We possess a broad intellectual property portfolio comprised of electronics, software, engines, alternators, thermal systems and production techniques. We rely on trademark, copyright and trade secret laws to protect our intellectual property. Currently, we rely on common law rights to protect our “Polar Power, Inc.” trade name. We protect our trade secrets and other proprietary information by requiring confidentiality agreements from our employees, consultants and third parties that have access to such information. Despite these efforts, there can be no assurance that others will not gain access to our trade secrets, or that we can meaningfully protect our technology. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries.

We consider our manufacturing process to be a trade secret, and have non-disclosure agreements with current employees to protect the trade secrets held by us. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and manufacturing concepts. We plan to register patents and trademarks in future to protect our intellectual property rights and enhance our competitive position.

Suppliers

We attempt to mitigate the material adverse effect of component shortages in our business through detail material planning and by qualifying multiple vendor sources for key components and outside processes. In order to meet our customer demands, we forecast the supply of our long lead time items such as engines, castings and electronic components through strategic planning of inventory levels. We plan to invest capital in tooling, jigs and fixtures for our proprietary components to gain additional production capacity needed to meet anticipated growth in the markets we serve.

Quality Control

We began concentrating on our quality control in the early 1980s, much of which was required by our customers at the time, including NASA and Hughes Aircraft. In the late 1980s, we implemented the MIL-I-45208A quality control system monitored by U.S. Department of Defense, to meet prime source requirements for a contract we received from the U.S. Army Picatinny Arsenal, to design and manufacture an advanced battery and monitoring system for a security device used in nuclear munitions depots around the world. We are currently in the process of obtaining an ISO 9000 certification.

Certifications

Our DC generator systems comply with UL2200 safety standards. Our products also comply with applicable regulatory emission standards of the Environmental Protection Agency, and the California Air Quality Management District.

Product Warranties

Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. Under our standard warranty, provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Historically, we have experienced warranty costs within industry norms.

Information Systems

We utilize integrated information systems (i.e., ERP) that link our lead management, sales planning, order entry, purchasing, engineering, production control, manufacturing, inventory and accounting systems. During the past five years we have made significant investments to upgrade and customize our information systems to improve productivity and our ability to accurately forecast inventory and manpower requirements. We plan to invest additional capital in software and information systems to integrate aftermarket sales and service with our ERP system to improve post sales customer experience with our products and services.

Government Regulations and Environmental matters

Our products and their installations are subject to oversight and regulations at federal, state and local levels in accordance with regional statutes and ordinances relating to, building codes, fire codes, public safety, electrical and fuel connections, security protocols and local and state licensing requirements. We are also regulated by federal, state and international environmental laws governing our use, transport and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to required compliance with air emissions standards applicable to internal combustion engines. Our products integrate engines with our proprietary technologies to produce efficient DC power. We rely on our engine suppliers to conform to the regional regulations and statutes to meet regional emission requirements.

Employees

As of March 1, 2017 we had 104 full time employees. Currently all employees are located at our corporate headquarters in Gardena, California. None of our employees are represented by labor unions, and there have not been any work stoppages at our facility. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

Facilities

Our principal offices are located in Gardena, California, where we lease a 40,000 square feet facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We believe that our current facility is sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

Legal Proceedings

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on our business, prospects, financial condition or results of our operation.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Polar Power, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are dependent on a limited number of customers.

Currently, the majority of our revenues are derived from one customer. Revenues from our largest customer, Verizon Wireless, comprised 91% and 81% of our total revenues for the years ended December 31, 2016 and 2015, respectively. We expect this trend to continue for the foreseeable future. An unfavorable change in our business relationship with Verizon Wireless, or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Our efforts to expand our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Any factor adversely affecting sales of these power systems to Verizon Wireless or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

Many of our DC power systems involve long design and sales cycles, which could have an adverse impact on our results of operations and financial performance.

The design and sales cycle for our DC power systems, from initial contact with our potential customer to the shipments of our product, may be lengthy. Customers generally consider a wide range of factors before making a purchase decision. Prior to purchasing our products, our customers often require a significant technical review, tests and evaluations over long periods of time, assessments of competitive products and approval at a number of management levels within their organization. During the time our customers are evaluating our products, we may incur substantial sales and service, engineering and research and development expenses to customize our products to meet customer’s application needs. We may also expend significant management efforts, increase manufacturing capacity, order long-lead-time components or purchase significant amounts of components and other inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products.

The product development time before our customer agrees to purchase our DC power systems can be considerable. Our process for developing an integrated solution may require use of significant engineering resources, including design, prototyping, modeling, testing and application engineering. The length of this cycle is influenced by many factors, including the difficulty of the technical specification and complexity of the design and the customer’s procurement processes. A significant period may elapse between our investment of time and resources in designing and developing a product for our customer and revenue from sales of that product. The length of this process combined with unanticipated delays in the development cycle could materially affect results of operations and financial conditions.

We do not have long-term commitments for significant revenues with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues and profits.

Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our sales are derived from individual purchase orders. We remain dependent upon securing new purchase orders in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow in the future. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

The high concentration of our sales within the telecommunications market could result in a significant reduction in sales and negatively affect our profitability if demand for our DC power systems declines within this market.

We expect to be predominately focused on the manufacturing, marketing and sales of DC power systems to telecommunications companies for the foreseeable future. We may be unable to shift our business focus away from these activities. Accordingly, the emergence of new competing DC power products or lower-cost alternative technologies may reduce the demand for our products. A downturn in the demand for our DC power systems within the telecommunications market would likely materially and adversely affect our sales and profitability.

Any failure by management to properly manage our expected growth could have a material adverse effect on our business, operating results and financial condition.

We anticipate that we will continue to grow in the near future. The growth of our business will require significant investments of capital and management’s close attention. Our strategy envisions a period of growth that may impose a significant burden on our administrative, financial, and operational resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, engineers, and other personnel. We may be unable to do so. Further, our failure to properly manage our expected growth could have a material adverse effect on our ability to retain key personnel. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

The markets within which we compete are highly competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater financial and other resources to gain market share at our expense.

If our business continues to develop as expected, we anticipate that we will continue to grow in the near future. If, due to capital constraints or otherwise, we are unable to fulfill our existing backlog in a timely manner and/or procure and timely fulfill our anticipated future backlog, our customers and potential customers may decide to use competing DC power systems or continue the use of alternating current, or AC, power systems. If we are unable to fulfill the growing demand for products and services in a timely manner, our customers and potential customers may choose to purchase from our competitors. Some of our larger competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets, or compete effectively against current and new competitors as our industry continues to evolve.

Rapid technological changes may prevent us from remaining current with our technological resources and maintaining competitive product and service offerings.

The markets in which we and our customers operate are characterized by rapid technological change, especially within the telecommunications market. Significant technological changes could render our existing and potential new products, services and technology obsolete. Our future success will depend, in large part, upon our ability to:

•	effectively identify and develop leading energy efficient technologies;

•	continue to develop our technical expertise;

•	enhance our current products and services with new, improved and competitive technology; and

•	respond to technological changes in a cost-effective and timely manner.

If we are unable to successfully respond to technological change or if we do not respond to it in a cost-effective and timely manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology. In addition, technologies developed by others may render our products, services and technology uncompetitive or obsolete. Even if we do successfully respond to technological advances, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, services and technology in a timely and cost-effective manner.

If we are unable to continue to develop new and enhanced products and services that achieve market acceptance in a timely manner, our competitive position and operating results could be harmed.

Our future success will depend on our ability to continue to develop new and enhanced DC power systems and related products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services depends on a number of factors, including:

•	the changing requirements and preferences of the potential customers in our markets;

•	the accurate prediction of market requirements, including regulatory issues;

•	the timely completion and introduction of new products and services to avoid obsolescence;

•	the quality, price and performance of new products and services;

•	the availability, quality, price and performance of competing products and services;

•	our customer service and support capabilities and responsiveness;

•	the successful development of our relationships with existing and potential customers; and

•	changes in industry standards.

We may experience financial or technical difficulties or limitations that could prevent us from introducing new or enhanced products or services. Furthermore, any of these new or enhanced products and services could contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and services to correct problems. Rapidly changing industry standards and customer preferences and requirements may impede market acceptance of our products and services.

Development and enhancement of our products and services will require significant additional investment and could strain our management, financial and operational resources. The lack of market acceptance of our products or services or our inability to generate sufficient revenues from this development or enhancements to offset their development costs could have a material adverse effect on our business. In addition, we may experience delays or other problems in releasing new products and services and enhancements, and any such delays or problems may cause customers to forego purchases of our products and services and to purchase those of our competitors.

We cannot provide assurance that products and services that we have recently developed or that we develop in the future will achieve market acceptance. If our new products and services fail to achieve market acceptance, or if we fail to develop new or enhanced products and services s that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

We are dependent on relationships with our key material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our three key engine suppliers, Isuzu Motors, Yanmar Engines Company and Kubota Corporation. Purchases from Isuzu, Yanmar and Kubota represented approximately 0%, 19% and 18% of our total cost of sales for 2016, respectively, and represented approximately 6%, 9% and 15% of our total cost of sales for 2015, respectively. We do not have any long term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

Price increases in some of the key components in our DC power systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our DC power systems are subject to fluctuation due to market forces beyond our control, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of engines can fluctuate frequently and often significantly. We do not have any long term contracts or commitments with our three key engine suppliers. Substantial increases in the prices of raw materials used in components which we source from our suppliers may result in increased prices charged by our suppliers. If we incur price increases from our suppliers for key components in our DC power systems, our production costs will increase. Given competitive market conditions, we may not be able to pass all or any of those cost increases on to our OEM customers in the form of higher sales prices. To the extent our competitors do not suffer comparable component cost increases, we may have even greater difficulty passing along price increases and our competitive position may be harmed. As a result, increases in costs of key components may adversely affect our margins and otherwise adversely affect our operating results and cash flows.

A portion of our key components are sourced in foreign countries, exposing us to additional risks that may not exist in the U.S.

A portion of our key components, such as engines, magnets and cooling systems, are purchased from suppliers located overseas, primarily in Asia. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. These risks include:

•	inflation or changes in political and economic conditions;

•	unstable regulatory environments;

•	changes in import and export duties;

•	currency rate fluctuations;

•	trade restrictions;

•	labor unrest;

•	logistical and communications challenges; and

•	other restraints and burdensome taxes.

These factors may have an adverse effect on our ability to source our purchased components overseas. In particular, if the U.S. dollar were to depreciate significantly against the currencies in which we purchase raw materials from foreign suppliers, our cost of goods sold could increase materially, which would adversely affect our results of operations.

The unavailability or shortage, or increase in the cost, of raw materials and components could have an adverse effect on our sales and profitability.

Our operations require raw materials, such as aluminum, copper and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have adverse effect on cost or supply of these magnets. At our current production volumes we are unable to secure large quantities of these commodities at fixed prices; however we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities outlined may significantly increase material costs of our products. If production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

We manufacture and assemble a majority of our products at one facility. Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We manufacture and assemble our DC power systems at our facility located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facility, whether due to equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facility, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

Our business operations are subject to substantial government regulation.

Our business operations are subject to certain federal, state, local and foreign laws and regulations. For example, our products, services and technologies are subject to regulations relating to building codes, public safety, electrical connections, security protocols, and local and state licensing requirements. The regulations to which we are subject may change, additional regulations may be imposed, or existing regulations may be applied in a manner that creates special requirements for the implementation and operation of our products or services that may significantly impact or even eliminate some of our revenues or markets. In addition, we may incur material costs or liabilities in complying with any such regulations. Furthermore, some of our customers must comply with numerous laws and regulations, which may affect their willingness and ability to purchase our products, services and technologies.

The modification of existing laws and regulations or interpretations thereof or the adoption of future laws and regulations could adversely affect our business, cause us to modify or alter our methods of operations and increase our costs and the price of our products, services and technology. In addition, we cannot provide any assurance that we will be able, for financial or other reasons, to comply with all applicable laws and regulations. If we fail to comply with these laws and regulations, we could become subject to substantial penalties or restrictions that could materially and adversely affect our business.

Certain of our products are used in critical communications networks which may subject us to significant liability claims.

Because certain of our products for customers in the telecommunications industry are used in critical communications networks, we may be subject to significant liability claims if our products do not work properly. We warrant to our current customers that our products will operate in accordance with our product specifications. If our products fail to conform to these specifications, our customers could require us to remedy the failure or could assert claims for damages. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend, and could divert management’s attention and seriously damage our reputation and our business.

We could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We may pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with all applicable anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures, and have conducted training, designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies, procedures or training will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

We are exposed to risks related to our international sales, and the failure to manage these risks could harm our business. If we fail to expand our business into international markets, our revenues and results of operations may be adversely affected.

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers in, without limitation, Australia, India, Africa and Latin America. In 2016 and 2015, our sales to international customers accounted for 0% and 2%, respectively, of total revenue. We expect that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of doing business internationally include:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

•	unexpected changes in regulatory requirements;

•	imposition of tariffs and other barriers and restrictions;

•	restrictions on the import or export of critical technology;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	the burden of complying with a variety of laws and regulations in various countries;

•	difficulties in enforcing contracts;

•	the uncertainty of protection for intellectual property rights in some countries;

•	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

•	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

•	general economic and geopolitical conditions, including war and acts of terrorism;

•	lack of the availability of qualified third-party financing; and

•	currency exchange controls.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

Failures or security breaches of our networks or information technology systems could have an adverse effect on our business.

We rely heavily on information technology, or IT, both in our products and services for customers and in our IT systems. Further, we collect and store sensitive information in our data centers and on our networks. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting confidential information and all types of IT systems. These actors may engage in fraudulent activities, theft of confidential or proprietary information and sabotage.

Our IT systems and our confidential information may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. These attacks pose a risk to the security of the products, systems and networks of our customers, suppliers and third-party service providers, as well to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through controls, due diligence, training, surveillance and other measures, we remain vulnerable to information security threats.

Despite the precautions we take, an intrusion or infection of our systems could result in the disruption of our business, loss of proprietary or confidential information, or injuries to people or property. Similarly, an attack on our IT systems could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products that we sell, as well as our data and infrastructure of networks and devices.

Ongoing adverse economic conditions, including weak or deteriorating business and market conditions and volatile and uncertain financial and capital markets, or significant downturns in the markets in which we operate, could materially and adversely affect our business and financial results in future periods.

The U.S. and world economies continue to suffer from uncertainty, volatility, disruption and other adverse conditions, and those conditions continue to adversely impact the business community and the financial markets. There is no assurance when or the extent to which these economic and business conditions will improve in the future. These adverse economic and financial market conditions may negatively affect our customers and our markets, and thus negatively impact our business and results of operations. For example, weak market conditions could extend the length of our sales cycle and cause potential customers to delay, defer or decline to make purchases of our products and services due to uncertainties surrounding the future performance of their businesses, limitations on their capital expenditures due to internal budget constraints, the inability to obtain financing in the capital markets, and the adverse effects of the economy on their business and financial condition. As a result, if economic and financial market conditions continue to be weak or even deteriorate, then our business, financial condition and results of operations, including our ability to grow and expand our business and operations, could be materially and adversely affected.

Risks Related to Our Intellectual Property

If we fail to adequately protect our intellectual property rights, we could lose important proprietary technology, which could materially and adversely affect our business.

Our success and ability to compete depends, in substantial part, upon our ability to develop and protect our proprietary technology and intellectual property rights to distinguish our products, services and technology from those of our competitors. The unauthorized use of our intellectual property rights and proprietary technology by others could materially harm our business.

Historically, we have relied primarily on a combination of trademark, copyright and trade secret laws, along with non-competition and confidentiality agreements, contractual provisions, licensing arrangements and proprietary software and manufacturing processes, to establish and protect our intellectual property rights. Although we hold several unregistered copyrights in our business, we believe that the success of our business depends more upon our proprietary technology, information, processes and know-how than on patents or trademark registrations. In addition, much of our proprietary information and technology may not be patentable; if we decided to apply for patents and/or trademarks in the future, we might not be successful in obtaining any such future patents or in registering any marks.

Despite our efforts to protect our intellectual property rights, existing laws afford only limited protection, and our actions may be inadequate to protect our rights or to prevent others from claiming violations of their proprietary rights. Unauthorized third parties may attempt to copy, reverse engineer or otherwise obtain, use or exploit aspects of our products and services, develop similar technology independently, or otherwise obtain and use information that we regard as proprietary. We cannot assure you that our competitors will not independently develop technology similar or superior to our technology or design around our intellectual property. In addition, the laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as the laws of the U.S.

We may need to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of other companies’ proprietary rights in the future. However, litigation could result in significant costs and in the diversion of management and financial resources. We cannot assure you that any such litigation will be successful or that we will prevail over counterclaims against us. Our failure to protect any of our important intellectual property rights or any litigation that we resort to in order to enforce those rights could materially and adversely affect our business.

If we face claims of intellectual property infringement by third parties, we could encounter expensive litigation, be liable for significant damages or incur restrictions on our ability to sell our products and services.

Although we are not aware of any present infringement of our products, services or technology on the intellectual property rights of others, we cannot be certain that our products, services and technologies do not or in the future will not infringe on the valid intellectual property rights held by third parties. In addition, we cannot assure you that third parties will not claim that we have infringed their intellectual property rights.

In recent years, there has been a significant amount of litigation in the U.S. involving patents and other intellectual property rights. In the future, we may be a party to litigation as a result of an alleged infringement of others’ intellectual property. Successful infringement claims against us could result in substantial monetary liability, require us to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of our business. In addition, even if we prevail on these claims, this litigation could be time-consuming and expensive to defend or settle, and could result in the diversion of our time and attention and of operational resources, which could materially and adversely affect our business. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products and services that use the infringed intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or

•	redesign the products and services that use the technology.

If we are forced to take any of these actions, our business may be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

Risks Related to Our Common Stock

Our operating results can fluctuate significantly from period to period, which makes our operating results difficult to predict and can cause our operating results in any particular period to be less than comparable periods and expectations from time to time.

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in this Annual Report on Form 10-K.

Because we have little or no control over many of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

Our revenues, net income (loss) and other operating results are heavily dependent upon the size and timing of customer orders and projects, and the timing of the completion of those projects. The timing of our receipt of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the mid- and long-term and because a high percentage of our operating expenses are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from quarter-to-quarter and can result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able, or it may not be prudent for us, to reduce our expenses rapidly in response to the revenue shortfall, which can result in us suffering significant operating losses or declines in profit margins in that quarter.

Due to these factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations or our revenue backlog could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline significantly.

Our Chairman, President and Chief Executive Officer owns a majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 55% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

We are a “controlled company” within the meaning of the NASDAQ Listing Rules. Although we do not currently intend to rely on the exemptions from certain corporate governance requirements afforded to a “controlled company” under NASDAQ Listing Rules, we could potentially seek to rely on such exemptions in the future.

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, controls a majority of our common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Listing Rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including, without limitation (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to our board of directors by a compensation committee that is comprised solely of independent directors, and (iii) the requirement that director nominees be selected or recommended to the board of directors by a majority of independent directors or a nominating committee comprised solely of independent directors. We do not currently intend to rely on those exemptions afforded to a “controlled company.” Nonetheless, in the future, we could potentially seek to rely on certain of those exemptions afforded to a “controlled company,” and in such case, you would not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

The price of our shares of common stock is volatile, and you could lose all or part of your investment.

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include, without limitation:

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the loss of significant customers, including Verizon Wireless;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional products;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;

•	sales of our shares of common stock by us, or our stockholders in the future;

•	trading volume of our shares of common stock on The NASDAQ Capital Market;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

•	disputes or other developments related to intellectual property and other proprietary rights;

•	changes in accounting practices;

•	significant lawsuits, including stockholder litigation; and

•	other events or factors, many of which are beyond our control.

Furthermore, the public equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our shares of common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We intend to retain a significant portion of our future earnings, if any, to finance the operations, development and growth of our business. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders.

If securities or industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

The trading market for our shares of common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If no securities or industry analysts undertake coverage of our company, the trading price for our shares of common stock may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our shares of common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares of common stock could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 9, 2017, our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owned approximately 55% of our outstanding common stock. If Mr. Sams were to sell a substantial portion of the shares he holds, our stock price could decline as a result of such sale. As of March 9, 2017, approximately 7,383,158 shares of common stock, including the 5,578,176 shares held by Mr. Sams, are subject to a lock-up agreement with our underwriters which expires on July 7, 2017.

We registered, on a Form as S-8, 1,754,385 shares of common stock that we may issue under our 2016 Omnibus Incentive Plan, or the 2016 Plan. These shares of common stock can be freely sold in the public market upon issuance and once vested, subject to the lock-up period described above.

We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 55% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	a requirement that special meetings of stockholders be called only by the board of directors, the president or the chief executive officer;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors; and

•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We incur significant costs as a result of operating as a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act as well as rules implemented by the SEC and NASDAQ. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations cause us to incur significant legal and financial compliance costs and make some activities more time-consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting which we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Capital Market.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not yet required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, we are required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our next annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. We are just beginning the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

Raising additional capital, including through future sales and issuances of our common stock, the exercise of warrants or the exercise of rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders, could cause our share price to fall and could restrict our operations.

We expect that significant additional capital will be needed in the future to continue our planned operations, including any potential acquisitions, purchasing of capital equipment, hiring new personnel, and continuing activities as an operating public company. To the extent we seek additional capital through a combination of public and private equity offerings and debt financings, our stockholders may experience substantial dilution. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt and receivables financings may be coupled with an equity component, such as warrants to purchase shares of our common stock, which could also result in dilution of our existing stockholders’ ownership. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt and other operating restrictions that could adversely impact our ability to conduct our business. A failure to obtain adequate funds may cause us to curtail certain operational activities, including sales and marketing, in order to reduce costs and sustain the business, and would have a material adverse effect on our business and financial condition.

Under our 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2016, we had not granted any options to purchase shares of common stock under the 2016 Plan or otherwise. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

Our issuance of shares of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 5,000,000 shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

Further, the issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock. The issuance of shares of preferred stock may also have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•	We will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•	The rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•	We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

To the extent that a claim for indemnification is brought by any of our directors or officers, it would reduce the amount of funds available for use in our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices are located in Gardena, California, where we lease a 40,000 square feet facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We believe that our current facility is sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

Item 3.	Legal Proceedings

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on our business, prospects, financial condition or results of our operation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock trade on The NASDAQ Capital Market under the symbol “POLA.” Shares of our common stock began trading on The NASDAQ Capital Market on December 7, 2016. The table below sets forth for the quarter indicated for the year ended December 31, 2016, the reported high and low bid prices of our common stock as reported on The NASDAQ Capital Market. The prices shown below reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2016
Fourth Quarter (December 7 – December 31)	$10.69	$7.09

Security Holders

As of March 9, 2017, we had 10,143,158 shares of common stock outstanding held of record by approximately 26 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 9, 2017, the last reported sale price of our common stock on The NASDAQ Capital Market was $8.93 per share.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain a significant portion of our future earnings, if any, to finance the operations, development and growth of our business. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Persons

None.

Use of Proceeds

On December 6, 2016, our Registration Statement on Form S-1 (File No. 333-213572) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to the initial public offering, we sold an aggregate of 2,400,000 shares of our common stock at a price of $7.00 per share. Roth Capital Partners and Joseph Gunnar & Co. acted as joint book-running managers of the offering and as representatives of the underwriters. Feltl and Company acted as co-manager for the offering. The offering did not terminate before all of the securities registered in the registration statement were sold. On December 12, 2016, we closed the sale of such shares, resulting in net proceeds to us of $16.9 million, after deducting underwriting discounts and commissions of approximately $1.35 million, and estimated offering costs of approximately $1.0 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final Prospectus filed with the SEC on December 7, 2016 pursuant to Rule 424(b) under the Securities Act.

Equity Compensation Plan

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exerise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	—	$—	1,754,385

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

Overview

We design, manufacture and sell direct current, or DC, power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 20 kW:

•	DC base power systems. These systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

•	DC hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary BMS into our standard DC power systems.

•	DC solar hybrid power systems. These systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power system.

Our DC power systems are available in diesel, natural gas, liquid propane gas, gasoline and biofuel formats, with diesel, natural gas and liquid propane gas being the predominant formats, and are capable of being remotely monitored by our global network management tool using our proprietary software technology, allowing us and our customers to collect performance data and update our products remotely.

We install, sell and service our products within our identified markets through our direct sales force and a network of independent service providers and dealers. In addition, we have established strategic relationships with local service partners in international markets to jointly promote, distribute and service our products.

During the years ended December 31, 2016 and 2015, 97% and 81%, respectively, of our total net sales were within the telecommunications market, with 91% and 79%, respectively, of our total net sales during those periods being derived from our largest customer, Verizon Wireless. During those periods, sales of our DC base power systems represented 97% and 79%, respectively, of all DC power systems sold while sales of our DC solar hybrid power systems represented 3% and 2%, respectively, of all DC power systems sold. We did not sell any of our DC hybrid power systems during these periods. To date, all sales to Verizon Wireless have been comprised of our DC base power systems.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that may have a significant impact on the portrayal of our financial condition and results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which occurs upon shipment of our product or delivery of the product to the destination specified by the customer. Once a product is delivered, we do not have a post-delivery obligation to provide additional services to the customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the product with the buyer’s carrier or deliver the product to a customer’s location. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post-sales obligations.

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2016 and 2015, we had accrued a liability for warranty reserve of $175,000 and $25,000, respectively. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value-based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

Income Taxes. Our estimate of income taxes payable, deferred income taxes and the effective tax rate is based on an analysis of many factors including interpretations of federal and state income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. We recognize income taxes for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-11 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

Jumpstart Our Business Startups Act of 2012

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial Performance Summary – Year Ended December 31, 2016

Our revenues increased by $15,954,735, or 233%, to $22,801,494 for the year ended December 31, 2016, as compared to $6,846,759 for the year ended December 31, 2015. We reported net income of $4,402,810 for 2016, as compared to a net loss of $33,339 for 2015. The significant improvement in our financial performance during 2016 is a result of increased revenues combined with lower material and labor, administrative, sales and engineering costs as a percentage of net sales, as compared to 2015.

The significant increase in revenues during 2016 is a direct result of an increase in the number of DC power systems sold to Verizon Wireless in the U.S. During this period, we focused a significant amount of effort on increasing production capacity through the addition of automated equipment, jigs and fixtures. We plan to continue increasing production capacity and output, while expanding sales into other regions in U.S. and globally. Our backlog as of December 31, 2016 was $3,142,513, with 93% of that amount being attributable to our largest customer, Verizon Wireless.

We anticipate that the majority of our future sales during the next twelve months will be comprised of DC power systems for applications within the mobile telecommunications tower market in the U.S. and international markets as we continue to expand our sales infrastructure in these markets.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
	2016	2015	Favorable (Unfavorable)	Favorable (Unfavorable)	2016	2015
Net sales	$22,801,494	$6,846,759	$15,954,735	233%	100%	100%
Cost of sales	12,619,837	4,558,725	(8,061,112)	(177)%	55.03%	66.6%
Gross profit	10,181,657	2,288,034	7,893,623	345%	44.7%	33.4%
Research and development expenses	213,931	116,297	(97,634)	(84)%	0.9%	1.7%
Sales and marketing expenses	424,579	392,306	(32,273)	(8)%	1.9%	5.7%
General and administrative expenses	2,112,336	1,454,563	(657,773)	(45)%	9.3%	21.2%
Depreciation and amortization expense	26,888	18,342	(8,546)	(47)%	0.1%	0.3%
Total operating expenses	2,777,734	1,981,508	(796,226)	(40)%	12.2%	28.9%
Income from operations	7,403,923	306,526	7,079,397	2,315%	32.5%	4.5%
Interest expense	(112,550)	(50,971)	(61,579)	(121)%	0.5%	0.7%
Other income (expense)	(27,516)	(15,325)	(12,075)	(80)%	0.1%	0.2%
Income before income taxes	7,263,857	240,229	7,104,369	2,924%	31.9%	3.5%
Provision for income taxes	2,861,047	273,569	(2,587,478)	(946)%	12.5%	4.0%
Net income (loss)	$4,402,810	$(33,339)	$4,436,149	13,306%	19.3%	(0.5)%

Net Sales. Net sales increased by $15,954,735, or 233%, to $22,801,494 for 2016, as compared to $6,846,759 for 2015. The increase in net sales was primarily due to an increase in the number of DC base power systems sold to Verizon Wireless. Sales to Verizon Wireless accounted for 91% of our total net sales during 2016, as compared to 81% of total net sales in 2015. In addition, in early 2016, we expanded our production facilities to increase our production capacity which, in turn, allowed us to meet the increased demand for our products resulting in higher revenues.

Cost of Sales. Cost of sales increased by $8,061,112 to $12,619,837 during 2016, compared to $4,558,725 during 2015; however cost of sales as a percentage of net sales decreased from 66.6% in 2015 to 55.3% in 2016. The favorable improvement in cost of sales as a percentage of net sales was attributed to improved overhead absorption resulting from increased revenues and lower material costs resulting from increased purchases of raw materials.

Gross Profit. Our gross profit during 2016 increased by $7,893,623, to $10,181,657, as compared to $2,288,034 during 2015. Gross profit as a percentage of net sales increased to 45% in 2016, as compared to 33% in 2015, a change of 12%. The improvement in gross profit margin during 2016 was primarily due to the following factors: (i) we were able to negotiate lower cost of goods due to our increased buying power, (ii) we were able to capitalize certain factory overhead in 2016 into our ending finished goods inventory instead of as a reflection of cost of sales (there were no such finished good as of 2015), and (iii) increased absorption of factory overhead due to significantly increased sales volumes. Going forward, we expect our gross margins as a percentage of net sales to normalize within the range of 43% to 48%, depending on the product mix.

Research and Development Expenses. During 2016, research and development expenses increased by $97,634 to $213,931 as compared to $116,297 during 2015. The increase in the research and development expenses was a result of the addition of new engineers to support current and new product development strategies. We plan to continue expanding our research and development efforts during 2017 and anticipate research and development expenses as a percentage of sales to increase to 2% in 2017 from 0.9% in 2016.

Sales and Marketing Expenses. Sales and marketing expenses increased to $424,579 during 2016, as compared to $392,306 during 2015. The $32,273 increase in expenses was mainly related to a addition of sales support personnel. We anticipate a our sales costs will continue to increase in the short term while we hire new sales personnel to expand our sales infrastructure in U.S. and international markets.

General and Administrative Expenses. Our general and administrative expenses increased by $657,773, to $2,112,336 during 2016, as compared to $1,454,563 during 2015. The increase in general and administrative expenses was primarily due to a $397,779 increase in employee fringe benefits resulting from discretionary bonus awarded to all employees and a $298,682 increase in management salaries resulting from addition of employees. During 2016, we also experienced an increase in legal and professional fees of $251,297 resulting from expenses related to audits and legal review of internal controls and procedures, together with indirect legal and accounting fees related to our public offering. We anticipate our general and administrative costs to remain flat or slightly lower as percentage of sales during 2017.

Depreciation and Amortization Expenses. During 2016, depreciation and amortization expenses increased by $8,546, to $26,888, as compared to $18,342 during 2015. The increase is attributed to purchase of ERP software to upgrade financial and manufacturing information systems. In presenting our statement of operations for 2015, we reclassified $125,231 of depreciation expense that was previously reflected as operating expenses to cost of sales.

Interest Expense. During 2016, our interest expense was $112,550, as compared to $50,971 during 2015, an increase of $61,579. Our interest expense is mainly attributable to interest paid for financing of production equipment and borrowing costs associated with our line of credit with Gibraltar Business Capital, which we utilized to fund our working capital needs. During 2016, significant increase in sales resulting in higher accounts receivable balances being financed by our working capital line, resulting in higher interest fees. We anticipate our interest expenses to be significantly lower due to future funding of working capital needs from the equity capital raised in December 2016.

Other Expense. During 2016, other expense increased by $12,075 to $27,516, compared to $15,325 during 2015. The increase in other expense in 2016 is primarily attributable to $32,500 in costs associated with closing of the working capital credit line facility, offset by $4,487 in income resulting from sales of certain fixed assets.

Income Tax. Our income tax increased $2,587,478 to $2,861,047 in 2016, as compared to $273,569 for 2015. We have estimated an interim effective federal tax rate of 39% for both 2016 and 2015, excluding any applicable federal research tax credits. In addition, we estimate a California tax rate of 8% for 2016, excluding any applicable state tax credits.

Net Income (Loss). As a result of the factors identified above, we generated net income of $4,402,810 for 2016, as compared to net loss of $33,339 for 2015, a increase of $4,436,149. A significant portion of the increase in net income can be attributed to a 233% increase in sales resulting in increased absorption of our overhead and related semi-fixed and fixed costs associated with operations.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2016, we funded our operations primarily from cash on hand, cash generated by our operations, a working capital credit line of $2,000,000 and net proceeds of $1,665,000 from an equity financing during 2015 and 2014. On December 7, 2016, we raised $19,320,000 in equity capital in our initial public offering resulting in net proceeds of $16,957,334. These funds were also used to make capital expenditures and to increase inventory to support higher production. As of December 31, 2016, we had working capital of $22,924,390, as compared to $1,545,338 at December 31, 2015. This $21,379,052 increase in working capital is primarily attributable to a $15,978,740 increase in cash and cash equivalents resulting from our initial public offering in December 2016.

On December 31, 2016, and December 31, 2015, our trade receivables totaled $4,403,946 (94%) and $1,496,654 (81%) respectively, of which $4,160,975 and $1,235,931respectively, represented customer account balances of our largest telecommunications customer with 60-day payment terms.

Our available capital resources on December 31, 2016 consisted primarily of $16,242,158 in cash and cash equivalents. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any.

Prior Credit Facility

In August 2015, we entered into a Loan and Security Agreement with Gibraltar Business Capital to secure a revolving credit facility for an aggregate amount of up to $2.0 million. The balance outstanding under the credit facility as of December 31, 2015 was $965,150. As of December 31, 2016, we paid back all outstanding balances and terminated the credit facility.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2016	2015
Net Cash Provided By (Used In):
Operating Activities	$627,056	$(620,727)
Investing Activities	(296,303)	(403,423)
Financing Activities	15,647,987	734,076
Net increase (decrease) in cash	$15,978,740	$(290,074)

Operating Activities

Net cash provided in operating activities for year 2016 was $627,056, as compared to net cash used $620,727 for 2015, a increase of $1,247,783. This increase was primarily due to net income of $4,402,810 and increase in accounts payable of $476,471, offset by an increase in accounts receivable of $2,907,292 and an increase in inventory of $2,746,492 resulting from increased production and revenue during 2016.

Investing Activities

Net cash used by investing activities for 2016 totaled $296,303, as compared to $403,423 for 2015, a decrease of $107,120. This decrease was primarily due to a $58,335 decrease in net property and equipment during 2016 compared to 2015.

Financing Activities

Net cash provided by financing activities totaled $15,647,987 for 2016, as compared to net cash provided by financing activities of $734,076 during 2015, a increase of $14,913,911. This increase was primarily due to $16,957,334 in cash provided by equity capital raised during December 2016, offset by the $965,150 repayment of our working capital line.

Backlog

As of December 31, 2016, we had a backlog of $3,142,513. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 94% in our purchases of our DC power systems by telecommunications customers, of which 93% is from the single largest telecommunications customer. In addition, our backlog includes 6.4% in purchases from military contractors and 0.8% from miscellaneous customers. We believed the majority of its backlog will be shipped within the next six months. However, there can be no assurance that w will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

Item 7A.	Quantitative and Qualitative Disclosures About Market Miscellaneous.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes and Disagreements with Accountants on Accounting and Finance Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s public accounting firm due to a transition period established by the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Other Key Employees

The following table sets forth the names, ages and positions of our executive officers, directors and key employees as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	65	Chairman of the Board, President, Chief Executive Officer and Secretary
Rajesh Masina	34	Vice President Operations
Luis Zavala	46	Vice President Finance and Acting Chief Financial Officer

Non-Employee Directors
Keith Albrecht	65	Director
Matthew Goldman	39	Director

Key Employee
Adam Szczepanek	52	Vice President Business Development

Executive Officers

Arthur D. Sams has served as our President, Chief Executive Officer and Chairman of our board of directors since August 1991 and as our Secretary since October 2016. Under his leadership, we have grown to be a leading brand name in the design and manufacturing of DC power systems for the telecommunications, military, automotive, marine and industrial markets. He specializes in the design of thermodynamics and power generation systems. During his early career, he gained vast industry experience while working as a machinist, engineer, project manager, chief technical officer and consultant for various Fortune 500 companies and the U.S. Department of Defense and the U.S. Department of Energy. Mr. Sams studied at California State Polytechnic University Pomona and the University California at Irvine with a dual major in biology and engineering.

In nominating Mr. Sams, our board of directors considered his diverse and global experience in engineering and manufacturing combined with a successful entrepreneurial career as a key attribute in his selection. The board of directors believes that through his experience in product development and international operations over the past two decades he can provide our company with particular insight into global opportunities and new markets for our current and planned future product lines.

Rajesh Masina has served as our Vice President Operations since August 2009. Prior to joining us, Mr. Masina served as a supply chain consultant to International Game Technology, a large gaming equipment company in Reno, Nevada, from December 2008 to June 2009. Mr. Masina worked as the Assistant Manager for Applied Photonics Worldwide Inc., an engineering services company, from January 2006 to January 2008. From July 2001 to May 2003, Mr. Masina worked as the Business Development Manager in his family business, which provided consulting services to a regional telecommunications provider in India with respect to the acquisition of telecommunications sites. We believe Mr. Masina has a unique combination of technical and business knowledge that is vital to our growth strategy. Mr. Masina’s key strengths include business analytics, supply chain management, make vs. buy decision making, production scheduling, client relations, and strategic planning. Mr. Masina is a minority investor in a startup equipment rental company, Smartgen Solutions, Inc., serving the Southern California telecommunications equipment market. Smartgen Solutions, Inc. provides installation and maintenance service for various telecommunications tower companies and also is an authorized service dealer for Polar products. Mr. Masina has a Master’s Degree in Electrical Engineering from the University of Nevada Reno and an MBA from the University of Nevada Reno’s Supply Chain Program.

Luis Zavala has served as our Vice President Finance since August 2009 and as our Acting Chief Financial Officer since March 2016. Prior to that, Mr. Zavala served as the President of Sky Limited Enterprises, a general contractor, from June 2006 to August 2009. Prior thereto, Mr. Zavala worked as Director of Finance for Legacy Long Distance International, a finance management company, from March 2001 to May 2006. Mr. Zavala also has over 20 years of experience managing accounting and finance departments in various industries, including banking and telecommunications. Mr. Zavala earned his Bachelor’s Degree in Business Administration from the California State University of Northridge and his MBA at Keller Graduate School of Management, Long Beach.

Non-Employee Directors

Keith Albrecht has served as a member of our board of directors since May 2016 and serves as a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Albrecht has extensive experience as a commercial real estate appraiser for commercial banks and local governments. Mr. Albrecht was an appraiser for commercial buildings for the County of Orange, California, from 1996 to 2007, where he was responsible for the assessment of property values of shopping malls, office buildings, hotels and apartment buildings. Prior thereto, Mr. Albrecht was an appraiser for Security Pacific and Bank of America, from 1985 to 1996. Mr. Albrecht is currently retired and invests in startups and small cap companies. In nominating Mr. Albrecht, our board of directors considered his commercial real estate appraisal experience, which our board of directors believes gives him particular insight into analysis of income statements and balance sheets, debt analysis and audits of large commercial institutions.

Matthew Goldman has served as a member of our board of directors since August 2014 and serves as a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Goldman is the co-founder of High Tide Capital, a global macro hedge fund manager in the process of launching its first investment product, and has been its Fund Manager since February 2015. Prior thereto, Mr. Goldman founded Polaris Capital, LLC, a private equity and investment business engaged in investing and advisory services for startup and small cap companies in 2010. Mr. Goldman currently serves on the board of directors and/or advisory boards of two privately-held Polaris portfolio companies. Mr. Goldman began his career in 2006 at Blackrock, a financial planning and investment management firm, where he worked in the financial modeling group as a programmer, developing proprietary bond calculation engine. Mr. Goldman holds a Bachelor of Science degree in electrical engineering and computer science, with a minor in psychology, from Massachusetts Institute of Technology. In nominating Mr. Goldman, our board of directors considered his private equity and hedge fund experience, which our board of directors believes gives him particular insight into investments in, and the development of, early stage companies, as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions.

Key Employee

Adam Szczepanek has served as our Vice President Business Development since September 2014 and is responsible for identifying new business opportunities. Prior thereto, Mr. Szczepanek served as President of Hugart Inc., a leading packaging equipment company, from September 2010 to September 2014. From February 2001 to September 2010, Mr. Szczepanek worked as program manager for Aerovironment Inc., a leading manufacturer of industrial and electric vehicle chargers. Mr. Szczepanek previously worked at Allied Signal, as a project engineer for the company, from February 1999 to February 2001, where he designed turbogenerators. Mr. Szczepanek has a Master’s Degree in Electrical Engineering from the University of Southern California and a Master’s Degree in Mechanical Engineering from the Warsaw Polytechnic University in Poland.

Election of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our board of directors currently consists of three members; Arthur D. Sams, Matthew Goldman and Keith Albrecht. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Our certificate of incorporation and bylaws also provide that any vacancy on our board of directors, including a vacancy resulting from an expansion of our board of directors, may be filled only by vote of a majority of our directors then in office, although less than a quorum or by a sole remaining director.

We have no formal policy regarding board diversity. Our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape.

Independence of our Board of Directors and Board Committees

Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of “independent directors,” as defined in such rule, subject to specified exceptions. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions: each member of a listed company’s audit, compensation and nominating committees be independent as defined under the NASDAQ Listing Rules; audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act; and compensation committee members also satisfy an additional independence test for compensation committee members under the NASDAQ Listing Rules.

Our board of directors has evaluated the independence of its members based upon the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our board of directors determined that none of the directors, other than Mr. Sams, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of those directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Sams is not considered independent because he is an officer of Polar. As such, a majority of our board of directors is comprised of “independent directors” as defined under the NASDAQ Listing Rules.

Controlled Company Exemption

Mr. Sams, our Chairman, President and Chief Executive Officer, controls a majority of our common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ Listing Rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements. We do not currently intend to rely on those exemptions afforded to a “controlled company;” nonetheless, we could potentially seek to rely on certain of those exemptions afforded to a “controlled company” in the future. See “Risk Factors–We are a “controlled company” within the meaning of the NASDAQ Listing Rules. Although we do not currently intend to rely on the exemptions from certain corporate governance requirements afforded to a “controlled company” under the NASDAQ Listing Rules, we could potentially seek to rely on such exemptions in the future.”

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Members serve on committees until their resignation or until otherwise determined by our board of directors. Each of these committees has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ Listing Rules, which we have posted on the investor relations section of our website.

Audit Committee

The members of our Audit Committee are Mr. Goldman and Mr. Albrecht. Mr. Albrecht is the chair of the Audit Committee. Messrs. Goldman and Albrecht satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act. Under applicable NASDAQ rules, we are permitted to phase-in our compliance with the independent audit committee member requirements set forth in the NASDAQ Listing Rules and relevant SEC rules as follows: (i) one independent member at the time of listing; (ii) a majority of independent members within 90 days of listing; and (iii) all independent members within one year of listing. We intend to add a third independent director elected to our board of directors to our Audit Committee as soon as possible but in no event later than December 7, 2017. Accordingly, we expect that the Audit Committee will, subject to the phase-in provisions, comply with the applicable audit committee composition and independence requirements. We have determined that the fact that our Audit Committee is not made of three independent directors does not materially adversely affect the ability of the Audit Committee to act independently and to satisfy the other requirements of the SEC and NASDAQ.

In addition, our board of directors has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses the requisite financial sophistication, as defined under the NASDAQ Listing Rules. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our Audit Committee is responsible for, among other things:

•	overseeing accounting and financial reporting process;

•	selecting, retaining and replacing independent auditors and evaluating their qualifications, independence and performance;

•	reviewing and approving scope of the annual audit and audit fees;

•	discussing with management and independent auditors the results of annual audit and review of quarterly financial statements;

•	reviewing adequacy and effectiveness of internal control policies and procedures;

•	approving retention of independent auditors to perform any proposed permissible non-audit services;

•	overseeing internal audit functions and annually reviewing audit committee charter and committee performance;

•	preparing the audit committee report that the SEC requires in our annual proxy statement; and

•	reviewing and evaluating the performance of the Audit Committee, including compliance with its charter.

Compensation Committee

The members of our Compensation Committee are Mr. Goldman and Mr. Albrecht. Mr. Goldman is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the NASDAQ Listing Rules and satisfies NASDAQ’s additional independence standards for compensation committee members. Messrs. Goldman and Albrecht are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Under its charter, our Compensation Committee is responsible for, among other things:

•	developing and maintaining an executive compensation policy and monitor the results of that policy;

•	recommending to our board of directors for approval compensation and benefit plans;

•	reviewing and approving annually corporate and personal goals and objectives to serve as the basis for the CEO’s compensation, evaluating the CEO’s performance in light of those goals and objectives and determining the CEO’s compensation based on that evaluation;

•	determining and approving the annual compensation for other executive officers;

•	retaining or obtaining the advice of a compensation consultant, outside legal counsel or other advisor;

•	approving any grants of stock options, restricted stock, performance shares, stock appreciation rights, and other equity-based incentives to the extent provided under our equity compensation plans;

•	reviewing and making recommendations to our board of directors regarding the compensation of non-employee directors; and

•	reviewing and evaluating the performance of the Compensation Committee, including compliance with its charter.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Goldman and Albrecht. Mr. Goldman is the chair of the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as defined under the NASDAQ Listing Rules. Under its charter, our Nominating and Corporate Governance Committee is responsible for, among other things:

•	considering and reviewing periodically the desired composition of our board of directors;

•	establishing any qualifications and standards for individual directors;

•	identifying, evaluating and nominating candidates for election to our board of directors;

•	ensuring that the members of our board of directors satisfy SEC and NASDAQ independence and other requirements relating to membership on our board of directors and committees;

•	making recommendations to our board of directors regarding the size of the board of directors, the tenure and classifications of directors, and the composition of the committees of the board of directors;

•	considering other corporate governance and related matters as requested by our board of directors; and

•	reviewing and evaluating the performance of the Nominating and Corporate Governance Committee, including compliance with its charter.

Compensation Committee Interlocks and Insider Participation

During 2015, Arthur D. Sams, Chairman of our Board of Directors, solely determined all executive officer compensation. Since July 2016, all officer compensation and bonuses for executive officers has been determined by our Compensation Committee which is comprised of two independent directors.

None of our executive officers serves, or in the past has served, as a member of the board of directors or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers serving as members of our board of directors or our Compensation Committee. None of the members of our Compensation Committee is or has been an officer or employee of Polar.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the investor relations section of our website, which is located at www.polarpower.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation.

 This section sets forth certain information regarding total compensation earned by our named executives for the years set forth below. Our compensation packages for executive officers primarily consist of salary, annual bonuses, and, in certain instances, perquisites and other benefits.

The tables and discussion below present compensation information for our chief executive officer and our two other most highly compensated officers for the years ended December 31, 2016 and 2015, whom we refer to collectively as our named executive officers. These officers are:

•	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

•	Rajesh Masina, our Vice President Operations; and

•	Luis Zavala, our Vice President Finance and Acting Chief Financial Officer.

Summary Compensation Table

The following table sets forth the compensation paid or accrued during 2016 and 2015 to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Total ($)
Arthur D. Sams, President, Chief	2016	200,000	150,500	350,500
Executive Officer and Secretary	2015	150,000	7,500	157,500

Rajesh Masina, Vice President	2016	118,462	77,750	196,212
Operations	2015	92,383	5,750	98,133

Luis Zavala, Vice President Finance and	2016	118,462	77,750	196,212
Acting Chief Financial Officer	2015	84,123	5,750	89,873

(1)	Annual bonuses are discretionary. The determination of bonus amounts is based on a non-formulaic assessment of factors that vary from year to year. In determining individual annual bonus amounts, we consider a variety of factors regarding our overall performance, such as growth in profitability or achievement of strategic objectives, an individual’s performance and contribution to our company, and general bonus expectations previously established between us and the executive. We do not quantify the weight given to any specific element or otherwise follow a formulaic calculation; however, our company’s performance tends to be the dominant driver of the ultimate bonus amount. For 2016 bonuses, we considered a variety of factors, including year-over-year revenue and Adjusted EBITDA growth, levels of cash flow generated from operations, and certain strategic accomplishments.

 Employment Agreements

Arthur D. Sams

Our Amended and Restated Executive Employment Agreement with Arthur D. Sams, dated as of July 8, 2016, provides for at-will employment of Mr. Sams as our President and Chief Executive Officer. Mr. Sams’ current annual base salary is $200,000. Mr. Sams is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our board of directors and is eligible to participate in all of our employee benefit programs including our 2016 Plan, which will become effective in connection with the completion of this offering.

Upon termination by Polar without cause or resignation by Mr. Sams for good reason, Mr. Sams is entitled to receive (i) a lump sum cash payment equal to 200% of his then-current base salary, (ii) a lump sum cash payment equal to 200% of the amount of average incentive bonus paid to Mr. Sams during the two calendar years preceding the termination, and (iii) continued health insurance coverage for eighteen months. If Mr. Sams is terminated without cause or resigns for good reason within three months before or twelve months after a change in control, Mr. Sams is entitled to (a) a lump sum cash payment equal to 200% of his then-current base salary, (b) a lump sum cash payment equal to 200% of the amount of average incentive bonus paid to Mr. Sams during the two calendar years preceding the termination, and (c) continued health insurance coverage for eighteen months. If Mr. Sams becomes disabled, Mr. Sams is entitled to receive a lump sum cash payment equal to 100% of his then-current base salary and continued health coverage for twelve months.

The term “for good reason” is defined in the Amended and Restated Executive Employment Agreement as (i) the assignment to Mr. Sams of any duties or responsibilities that result in the material diminution of Mr. Sams’ authority, duties or responsibility, (ii) a material reduction by Polar in Mr. Sams’ annual base salary, except to the extent the base salaries of all other executive officers of Polar are accordingly reduced, (iii) a relocation of Mr. Sams’ place of work, or Polar’s principal executive offices if Mr. Sams’ principal office is at these offices, to a location that increases Mr. Sams’ daily one-way commute by more than fifty miles, or (iv) any material breach by Polar of any material provision of the Amended and Restated Executive Employment Agreement.

The term “cause” is defined in the Amended and Restated Executive Employment Agreement as (i) Mr. Sams’ indictment or conviction of any felony or of any crime involving dishonesty, (ii) Mr. Sams’ participation in any fraud or other act of willful misconduct against Polar, (iii) Mr. Sams’ refusal to comply with any lawful directive of Polar, (iv) Mr. Sams’ material breach of his fiduciary, statutory, contractual, or common law duties to Polar, or (v) conduct by Mr. Sams which, in the good faith and reasonable determination of our board of directors, demonstrates gross unfitness to serve; provided, however, that in the event that any of the foregoing events is reasonably capable of being cured, Polar shall, within twenty days after the discovery of the event, provide written notice to Mr. Sams describing the nature of the event and Mr. Sams shall thereafter have ten business days to cure the event.

A “change in control” of Polar is deemed to have occurred if, in a single transaction or series of related transactions (i) any person (as the term is used in Section 13(d) and 14(d) of the Exchange Act), or persons acting as a group, other than a trustee or fiduciary holding securities under an employee benefit program, is or becomes a “beneficial owner” (as defined in Rule 13-3 under the Exchange Act), directly or indirectly of securities of Polar representing a majority of the combined voting power of Polar, (ii) there is a merger, consolidation or other business combination transaction of Polar with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of Polar outstanding immediately prior to the transaction continue to hold (either by the shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of Polar (or the surviving entity) outstanding immediately after the transaction, or (iii) all or substantially all of our assets are sold.

Rajesh Masina

Our Executive Employment Agreement with Rajesh Masina, dated as of July 8, 2016, provides for at-will employment as our Vice President Operations. Mr. Masina’s current annual base salary is $120,000. Mr. Masina is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our board of directors and is eligible to participate in all of our employee benefit programs including our 2016 Plan, which will become effective in connection with the completion of this offering.

Upon termination by Polar without cause, resignation by Mr. Masina for good reason or upon Mr. Masina’s disability, Mr. Masina is entitled to receive (i) a lump sum cash payment equal to 50% of his then-current base salary, and (ii) continued health insurance coverage for six months. If Mr. Masina is terminated without cause or resigns for good reason within three months before or twelve months after a change in control, Mr. Masina is entitled to (a) a lump sum cash payment equal to 50% of his then-current base salary, and (b) continued health insurance coverage for six months.

The terms “for good reason,” “cause” and “change in control in Mr. Masina’s Executive Employment Agreement are identical to the definitions contained in Mr. Sams’ Amended and Restated Executive Employment Agreement.

Luis Zavala

Our Executive Employment Agreement with Luis Zavala, dated as of July 8, 2016, provides for at-will employment as our Vice President Finance. The terms of Mr. Zavala’s Executive Employment Agreement are identical to the terms of Mr. Masina’s Executive Employment Agreement.

2016 Omnibus Incentive Plan

On July 8, 2016 our board of directors and stockholders adopted the 2016 Plan. The material terms of the 2016 Plan are summarized below.

Summary of the Material Terms of the 2016 Plan

Purpose.  We established the 2016 Plan to attract, retain and motivate our employees, officers and directors, to promote the success of our business by linking the personal interests of our employees, officers, consultants, advisors and directors to those of our stockholders and to encourage stock ownership on the part of management. The 2016 Plan is intended to permit the grant of stock options (both incentive stock options, or ISOs and non-qualified stock options, or NQSOs or, collectively, Options), stock appreciation rights, or SARS, restricted stock awards, or Restricted Stock Awards, restricted stock units, or RSUs, incentive awards, or Incentive Awards, other stock-based awards, or Stock Based Awards, dividend equivalents, or Dividend Equivalents, and cash awards, or Cash Awards.

Administration.  The 2016 Plan is administered by our Compensation Committee. Our Compensation Committee may act through subcommittees or, with respect to awards granted to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act and who are not members of our board of directors or the board of directors of our Affiliates (as defined by the 2016 Plan), delegate to one or more officers all or part of its duties with respect to such awards. Our Compensation Committee may, at its discretion, accelerate the time at which any award may be exercised, become transferable or nonforfeitable or become earned and settled including without limitation (i) in the event of the participant’s death, disability, retirement or involuntary termination of employment or service (including a voluntary termination of employment or service for good reason) or (ii) in connection with a Change in Control (as defined in the 2016 Plan).

Authorized Shares.  Under the 2016 Plan, we may issue a maximum aggregate of 1,754,385 shares of common stock, all of which may be issued pursuant to Options, SARs, Restricted Stock Awards, RSUs, Incentive Awards, Stock-Based Awards or Dividend Equivalents. Each share issued in connection with an award will reduce the number of shares available under the 2016 Plan by one, and each share covered under a SAR will reduce the number of shares available under the 2016 Plan by one, even though the share is not actually issued upon settlement of the SAR. Shares relating to awards that are terminated by expiration, forfeiture, cancellation or otherwise without issuance of shares of common stock, settled in cash in lieu of shares, or exchanged prior to the issuance of shares for awards not involving shares, will again be available for issuance under the 2016 Plan. Shares not issued as a result of net settlement of an award, tendered or withheld to pay the exercise price, purchase price or withholding taxes of an award or shares purchased on the open market with the proceeds of the exercise price of an award will not again be available for issuance under the 2016 Plan.

Written Agreements.  All awards granted under the 2016 Plan will be governed by separate written agreements between the participants and us. The written agreements will specify the terms of the particular awards.

Transferability.  Generally, an award is non-transferable except by will or the laws of descent and distribution, and during the lifetime of the participant to whom the award is granted, the award may only be exercised by, or payable to, the participant. However, the Compensation Committee may provide that awards, other than ISOs or a Corresponding SAR that is related to an ISO, may be transferred by a participant to immediate family members or trust or other entities on behalf of the Participant and/or family members for charitable donations. Any such transfer will be permitted only if (i) the participant does not receive any consideration for the transfer and (ii) the Compensation Committee expressly approves the transfer. The holder of the transferred award will be bound by the same terms and conditions that governed the award during the period that it was held by the participant, except that such transferee may only transfer the award by will or the laws of descent and distribution.

Maximum Award Period.  No award shall be exercisable or become vested or payable more than ten years after the date of grant.

Compliance With Applicable Law.  No award shall be exercisable, vested or payable except in compliance with all applicable federal and state laws and regulations (including, without limitation, tax and securities laws), any listing agreement with any stock exchange to which we are a party, and the rules of all domestic stock exchanges on which our shares may be listed.

Payment.  The exercise or purchase price of an award, and any taxes required to be withheld with respect to an award, may be paid in cash or, if the written agreement so provides, the Compensation Committee may allow a participant to pay all or part of the exercise or purchase price, and any required withholding taxes, by tendering shares of common stock, through a broker-assisted cashless exercise, by means of “net exercise” procedure, or any other specified medium of payment.

Stockholder Rights.  No participant shall have any rights as our stockholder as a result of issuance of an award until the award is settled by the issuance of common stock (other than a Restricted Stock Award or RSUs for which certain stockholder rights may be granted).

 Forfeiture Provisions.  Awards do not confer upon any individual any right to continue in our employ or service or in the employ or service of our Affiliates. All rights to any award that a participant has will be immediately forfeited if the participant is discharged from employment or service for “Cause” (as defined in the 2016 Plan).

Types of awards

Options.  Both ISOs and NQSOs may be granted under the 2016 Plan. Our Compensation Committee will determine the eligible individuals to whom grants of Options will be made, the number of shares subject to each option, the exercise price per share, the time or times at which the option may be exercised, whether any performance or other conditions must be satisfied before a participant may exercise an option, the method of payment by the participant, the method of delivery of shares to a participant, whether the Option is an ISO or a NQSO, and all other terms and conditions of the award. However, the exercise price of an Option may not be less than the fair market value of a share of common stock on the date the Option is granted. No participant may be granted ISOs that are first exercisable in any calendar year for shares of common stock having an aggregate fair value (determined on the date of grant) that exceeds $100,000. With respect to an ISO granted to a participant who is a Ten Percent Shareholder (as defined in the 2016 Plan), the exercise price per share may not be less than 110% of the fair market value of the common stock on the date the Option is granted. At the Compensation Committee’s discretion, an Option may be granted with or without a Corresponding SAR (as defined below).

SARs.  A SAR entitles the participant to receive, upon exercise, the excess of the fair market value on that date of each share of common stock subject to the exercised portion of the SAR over the fair market value of each such share on the date of the grant of the SAR. A SAR can be granted alone or in tandem with an Option. A SAR granted in tandem with an Option is called a Corresponding SAR and entitles the participant to exercise the Option or the SAR, at which time the other tandem award expires with respect to the number of shares being exercised. The Compensation Committee is authorized to determine the eligible individuals to whom grants of SARs will be made, the number of shares of common stock covered by the grant, the time or times at which a SAR may be exercised and all other terms and conditions of the SAR. However, no participant may be granted Corresponding SARs that are related to ISOs which are first exercisable in any calendar year for shares of common stock having an aggregate fair market value (determined on the date of grant) that exceeds $100,000.

Restricted Stock Awards and RSUs.  A Restricted Stock Award is the grant or sale of shares of common stock, which may be subject to forfeiture for a period of time or subject to certain conditions. A RSU entitles the participant to receive, upon vesting, shares of our common stock. We will deliver to the participant one share of common stock for each RSU that becomes earned and payable. With regard to Restricted Stock Awards, the Compensation Committee is authorized to determine the eligible individuals to whom grants will be made, the number of shares subject to such grants, the purchase price, if any, to be paid for each share subject to the award of restricted stock, the time or times at which the restrictions will terminate, and all other terms and conditions of the restricted stock. With regard to RSUs, the Compensation Committee is authorized to determine the eligible individuals to whom grants will be made, the number of shares subject to such grants and the vesting conditions entitling a participant to settlement of the RSUs.

Incentive Awards.  An Incentive Award entitles the participant to receive cash or common stock when certain conditions are met. The Compensation Committee has the authority to determine the eligible individuals to whom grants will be made and all other terms and conditions of the Incentive Award.

Stock-Based Awards.  Stock-Based Awards may be denominated or payable in, valued by reference to or otherwise based on shares of common stock, including awards convertible or exchangeable into shares of common stock (or the cash value thereof) and common stock purchase rights and awards valued by reference to the fair market value of the common stock. The Compensation Committee has the authority to determine the eligible individuals to whom grants will be made and all other terms and conditions of Stock-Based Awards. However, the purchase price for the common stock under any Stock-Based Award in the nature of a purchase right may not be less than the fair market value of a share of common stock as of the date the award is granted. Cash awards, as an element of or supplement to any other award under the 2016 Plan, may also be granted.

Our Compensation Committee is authorized under the 2016 Plan to grant shares of common stock as a bonus, or to grant shares of common stock or other awards in lieu of any of our obligations or of our affiliates to pay cash or to deliver other property under the 2016 Plan or under any other of our plans or compensatory arrangements or any of our affiliates.

Dividend Equivalents.  Our Compensation Committee may also grant Dividend Equivalents under the 2016 Plan. A Dividend Equivalent is an award that entitles the participant to receive cash, shares of common stock, other awards or other property equal in value to all or a specified portion of dividends paid with respect to shares of our common stock. The Compensation Committee is authorized to determine the eligible individuals to whom grants will be made and all other terms and conditions of the Dividend Equivalents. However, no Dividend Equivalents may be awarded with an Option, SAR or Stock-Based Award in the nature of purchase rights.

Cash Awards. Cash Awards will also be authorized under the 2016 Plan. Cash Awards may be granted as an element of or a supplement to any other award under the 2016 Plan or as a stand-alone Cash Award. The Compensation Committee will determine the terms and conditions of any such Cash Awards.

Material terms of the performance-based compensation

Awards that are paid to Named Executive Officers (as defined in the 2016 Plan) are potentially subject to the tax deduction limitations of Section 162(m) of the Code. The limitations of Section 162(m) of the Code do not apply, however, to performance-based compensation that meets certain requirements, including stockholder approval of the eligibility requirements, business criteria for performance goals and individual award limits of the 2016 Plan pursuant to which such awards are made.

Eligibility.  Any of our employees or service providers, employees or service providers of our Affiliates (as defined in the 2016 Plan), and nonemployee members of our board of directors or of any board of directors of our Affiliates is eligible to receive an award under the 2016 Plan.

Award Limits.  In any calendar year, no participant may be granted awards that relate to more than 175,439 shares of common stock. For these purposes, an Option and its corresponding SAR will be counted as a single award. For any award stated with reference to a specific dollar limit, the maximum amount payable with respect to any 12-month performance period to any one participant is $2,000,000 (pro-rated up or down for performance periods greater or less than 12 months). For any Cash Awards that are intended to constitute annual incentive awards, the maximum amount payable to any one participant with respect to any 12-month period is $5,000,000. Award limits that are expressed as a number of shares are subject to the adjustment provisions of the 2016 Plan as described below.

Performance Criteria.  Our Compensation Committee has the discretion to establish objectively determinable performance conditions for when awards will become vested, exercisable and payable. Objectively determinable performance conditions generally are performance conditions (a) that are established in writing (i) at the time of the grant or (ii) no later than the earlier of (x) ninety (90) days after the beginning of the period of service to which they relate and (y) before the lapse of twenty-five percent of the period of service to which they relate; (b) that are uncertain of achievement at the time they are established and (c) the achievement of which is determinable by a third party with knowledge of the relevant facts. These performance conditions may be based on one or any combination of metrics related to our financial, market or business performance. The form of the performance conditions also may be measured on a company, affiliate, division, business unit or geographic basis, individually, alternatively or in any combination, subset or component thereof. Performance goals may reflect absolute entity performance or a relative comparison of entity performance to the performance of a peer group of entities or other external measure of the selected performance conditions. Profits, earnings and revenues used for any performance condition measurement may exclude any extraordinary or nonrecurring items. The performance conditions may, but need not, be based upon an increase or positive result under the aforementioned business criteria and could include, for example and not by way of limitation, maintaining the status quo or limiting the economic losses (measured, in each case, by reference to the specific business criteria). An award that is intended to become exercisable, vested or payable on the achievement of performance conditions means that the award will not become exercisable, vested or payable solely on mere continued employment or service. However, such an award, in addition to performance conditions, may be subject to continued employment or service by the participant. The performance conditions may include any or any combination of the following: (a) revenue, (b) earnings before interest, taxes, depreciation and amortization, or EBITDA, (c) cash earnings (earnings before amortization of intangibles), (d) operating income, (e) pre-or after-tax income, (f) earnings per share, (g) net cash flow, (h) net cash flow per share, (i) net earnings, (j) return on equity, (k) return on total capital, (l) return on sales, (m) return on net assets employed, (n) return on assets or net assets, (o) share price performance, (p) total stockholder return, (q) improvement in or attainment of expense levels, (r) improvement in or attainment of working capital levels, (s) net sales, (t) revenue growth or product revenue growth, (u) operating income (before or after taxes), (v) pre-or after-tax income (before or after allocation of corporate overhead and bonus), (w) earnings per share; (x) return on equity, (y) appreciation in and/or maintenance of the price of the shares of common stock, (z) market share, (aa) gross profits, (bb) comparisons with various stock market indices; (cc) reductions in cost, (dd) cash flow or cash flow per share (before or after dividends), (ee) return on capital (including return on total capital or return on invested capital), (ff) cash flow return on investments; (gg) improvement in or attainment of expense levels or working capital levels, and/or (hh) stockholder equity.

The foregoing performance conditions represent the criteria on which performance goals may be based under the 2016 Plan for awards that are intended to qualify for the “qualified performance-based compensation” exception to Section 162(m) of the Code. At its sole discretion, our Compensation Committee may grant an award that is subject to the achievement or satisfaction of performance conditions that are not set forth in the 2016 Plan to the extent our Compensation Committee does not intend for such award to constitute “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

Our Compensation Committee has the discretion to select one or more periods of time over which the attainment of one or more of the foregoing performance conditions will be measured for the purpose of determining when an award will become vested, exercisable or payable. The Compensation Committee has the authority to adjust goals and awards in the manner set forth in the 2016 Plan.

Change in Control.  In the event of a “Change in Control” (as defined in the 2016 Plan) and, with respect to awards that are subject to Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, and such awards, 409A Awards, only to the extent permitted by Section 409A of the Code, our Compensation Committee in its discretion may, on a participant-by-participant basis (a) accelerate the vesting of all unvested and unexercised Options, SARs or Stock-Based Awards in the nature of purchase rights and/or terminate such awards, without any payment therefore, immediately prior to the date of any such transaction after giving the participant at least seven days written notice of such actions; (b) fully vest and/or accelerate settlement of any awards; (c) terminate any outstanding Options, SARs or Stock-Based Awards in the nature of purchase rights after giving the participant notice and a chance to exercise such awards (to the extent then exercisable or exercisable upon the change in control); (d) cancel any portion of an outstanding award that remains unexercised or is subject to restriction or forfeiture in exchange for a cash payment to the participant of the value of the award; or (e) require that the award be assumed by the successor corporation or replaced with interests of an equal value in the successor corporation.

Amendment and Termination.  The 2016 Plan will expire 10 years after its effective date, unless terminated earlier by our board of directors. Any award that is outstanding as of the date the 2016 Plan expires will continue in force according to the terms set out in the award agreement. Our board of directors may terminate, amend or modify the 2016 Plan at any time. However, stockholder approval may be required for certain types of amendments under applicable law or regulatory authority. Except as may be provided in an award agreement or the 2016 Plan, no amendment to the 2016 Plan may adversely affect the terms and conditions of any existing award in any material way without the participant’s consent.

An amendment will be contingent on approval of our stockholders, to the extent required by law, by the rules of any stock exchange on which our securities are then traded or if the amendment would (i) increase the benefits accruing to participants under the 2016 Plan, including without limitation, any amendment to the 2016 Plan or any agreement to permit a re-pricing or decrease in the exercise price of any outstanding awards, (ii) increase the aggregate number of shares of common stock that may be issued under the 2016 Plan, (iii) modify the requirements as to eligibility for participation in the 2016 Plan or (iv) change the stated performance conditions for performance-based compensation within the meaning of Section 162(m) of the Code. Additionally, to the extent the Compensation Committee deems necessary for the 2016 Plan to continue to grant awards that are intended to comply with the performance-based exception to the deduction limits of Section 162(m) of the Code, the Compensation Committee will submit the material terms of the stated performance conditions to our stockholders for approval no later than the first stockholder meeting that occurs in the fifth year following the year in which our stockholders previously approved the performance goals.

Material U.S. federal income tax consequences of awards under the 2016 Plan

The following discussion summarizes the principal federal income tax consequences associated with awards under the 2016 Plan. The discussion is based on laws, regulations, rulings and court decisions currently in effect, all of which are subject to change.

ISOs.  A participant will not recognize taxable income on the grant or exercise of an ISO (although the excess of the fair market value of the common stock over the exercise price will be included for alternative minimum tax purposes). A participant will recognize taxable income when he or she disposes of the shares of common stock acquired under the ISO. If the disposition occurs more than two years after the grant of the ISO and more than one year after its exercise, the participant will recognize long-term capital gain (or loss) to the extent the amount realized from the disposition exceeds (or is less than) the participant’s tax basis in the shares of common stock. A participant’s tax basis in the common stock generally will be the amount the participant paid for the stock. If common stock acquired under an ISO is disposed of before the expiration of the ISO holding period described above, the participant will recognize as ordinary income in the year of the disposition the excess of the fair market value of the common stock on the date of exercise of the ISO over the exercise price. Any additional gain will be treated as long-term or short-term capital gain, depending on the length of time the participant held the shares. Special rules apply if a participant pays the exercise price by delivery of common stock. We will not be entitled to a federal income tax deduction with respect to the grant or exercise of an ISO. However, in the event a participant disposes of common stock acquired under an ISO before the expiration of the ISO holding period described above, we generally will be entitled to a federal income tax deduction equal to the amount of ordinary income the participant recognizes.

NQSOs.  A participant will not recognize any taxable income on the grant of a NQSO. On the exercise of a NQSO, the participant will recognize as ordinary income the excess of the fair market value of the common stock acquired over the exercise price. A participant’s tax basis in the common stock is the amount paid plus any amounts included in income on exercise. Special rules apply if a participant pays the exercise price by delivery of common stock. The exercise of a NQSO generally will entitle us to claim a federal income tax deduction equal to the amount of ordinary income the participant recognizes.

SARs.  A participant will not recognize any taxable income at the time SARs are granted. The participant at the time of receipt will recognize as ordinary income the amount of cash and the fair market value of the common stock that he or she receives. We generally will be entitled to a federal income tax deduction equal to the amount of ordinary income the participant recognizes.

Restricted Stock Awards and RSUs.  With regard to Restricted Stock Awards, a participant will recognize ordinary income on account of a Restricted Stock Award on the first day that the shares are either transferable or not subject to a substantial risk of forfeiture. The ordinary income recognized will equal the excess of the fair market value of the common stock on such date over the price, if any, paid for the stock. However, even if the shares under a Restricted Stock Award are both nontransferable and subject to a substantial risk of forfeiture, the participant may make a special “83(b) election” to recognize income, and have his or her tax consequences determined, as of the date the Restricted Stock Award is made. The participant’s tax basis in the shares received will equal the income recognized plus the price, if any, paid for the Restricted Stock Award. We generally will be entitled to a federal income tax deduction equal to the ordinary income the participant recognizes. With regard to RSUs, the participant will not recognize any taxable income at the time RSUs are granted. When the terms and conditions to which the RSUs are subject have been satisfied and the RSUs are paid, the participant will recognize as ordinary income the fair market value of the common stock he or she receives. We generally will be entitled to a federal income tax deduction equal to the ordinary income the participant recognizes.

Incentive Awards.  A participant will not recognize any taxable income at the time an Incentive Award is granted. When the terms and conditions to which an Incentive Award is subject have been satisfied and the award is paid, the participant will recognize as ordinary income the amount of cash and the fair market value of the common stock he or she receives. We generally will be entitled to a federal income tax deduction equal to the amount of ordinary income the participant recognizes, subject to the deduction conditions and limits applicable under Section 162(m) of the Code.

Stock-Based Awards.  A participant will recognize ordinary income on receipt of cash or shares of common stock paid with respect to a Stock-Based Award. We generally will be entitled to a federal tax deduction equal to the amount of ordinary income the participant recognizes.

Dividend Equivalents.  A participant will recognize as ordinary income the amount of cash and the fair market value of any common stock he or she receives on payment of the Dividend Equivalents. To the extent the Dividend Equivalents are paid in the form of other awards, the participant will recognize income as otherwise described herein.

Limitation on Deductions.  The deduction for a publicly-held corporation for otherwise deductible compensation to a “covered employee” generally is limited to $1,000,000 per year. An individual is a covered employee if he or she is the chief executive officer or one of the three highest compensated officers for the year (other than the chief executive officer or chief financial officer). The $1,000,000 limit does not apply to compensation payable solely because of the attainment of performance conditions that meet the requirements set forth in Section 162(m) of the Code and the underlying regulations. Compensation is considered performance-based only if (a) it is paid solely on the achievement of one or more performance conditions; (b) two or more “outside directors” set the performance conditions; (c) before payment, the material terms under which the compensation is to be paid, including the performance conditions, are disclosed to, and approved by, the stockholders and (d) before payment, two or more “outside directors” certify in writing that the performance conditions have been met. The 2016 Plan has been designed to enable the Compensation Committee to structure awards that are intended to meet the requirements for performance-based compensation that would not be subject to the $1,000,000 per year deduction limit.

Other Tax Rules.  The 2016 Plan is designed to enable our Compensation Committee to structure awards that will not be subject to Section 409A of the Code, which imposes certain restrictions and requirements on deferred compensation. However, our Compensation Committee may grant awards that are subject to Section 409A of the Code. In that case, the terms of such 409A Award will be (a) subject to the deferral election requirements of Section 409A of the Code; and (b) may only be paid upon a separation from service, a set time, death, disability, a change in control or an unforeseeable emergency, each within the meanings of Section 409A of the Code. Our Compensation Committee shall not have the authority to accelerate or defer a 409A Award other than as permitted by Section 409A of the Code. Moreover, any payment on a separation from service of a “Specified Employee” (as defined in the 2016 Plan) will not be made until six months following the participant’s separation from service (or upon the participant’s death, if earlier) as required by Section 409A of the Code.

Non-Employee Director Compensation

Our non-employee directors receive a quarterly cash retainer of $2,500. In addition, we reimburse all of our directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

Indemnification of Directors and Officers

Section 145 of the Delaware General Corporation Law, or the DGCL, provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with any threatened, pending or completed actions, suits or proceedings in which such person is made a party by reason of such person being or having been a director, officer, employee or agent to the corporation. The DGCL provides that Section 145 is not exclusive of other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise. Sections of our certificate of incorporation and our bylaws provide for indemnification by us of our directors, officers, employees and agents to the fullest extent permitted by the DGCL.

Article X of our certification of incorporation eliminates the liability of a director or stockholder for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under Delaware law. Under Section 102(b)(7) of the DGCL, a director shall not be exempt from liability for monetary damages for any liabilities arising (i) from any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) from acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.

We have entered into agreements to indemnify our directors and officers as determined by our board of directors. These agreements provide for indemnification of related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our certificate of incorporation and our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under the foregoing provisions of our certificate of incorporation or our bylaws, or otherwise, we have been informed that in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth information regarding beneficial ownership of our common stock as of March 9, 2017 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 9, 2017. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after March 9, 2017 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group, but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 10,143,158 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams	Common	5,578,176	55.0%
Rajesh Masina (1)	Common	105,264	1.0%
Luis Zavala (1)	Common	47,369	*
Keith Albrecht (1)	Common	23,334	*
Matthew Goldman (1)(2)	Common	466,667	4.6%
Smartgen Solutions, Inc. (3)	Common	506,150	5.0%
Polaris Capital, LLC (2)	Common	466,667	4.6%
All directors and executive officers as a group (5 persons)	Common	6,197,476	61.3%

*	Less than 1%.

(1)	Messrs. Sams, Albrecht and Goldman are directors of Polar. Messrs. Sams, Masina and Zavala are named executive officers of Polar.

(2)	Includes 466,667 shares of common stock held by Polaris Capital, LLC. Mr. Goldman, the managing member and sole beneficial owner of Polaris Capital, LLC, has voting and investment power over such shares of common stock.

(3)	Mr. Masina owns 40% of the share capital of Smartgen Solutions, Inc. Mr. Masina disclaims beneficial ownership over the shares of common stock of Polar held by Smartgen Solutions, Inc. Jayamadhuri Penumarthi, the President and Secretary of Smartgen Solutions, Inc., has voting and investment power over such shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2014 to which we have been a participant, in which:

•	the amount involved exceeded or will exceed $120,000; and

•	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

All of the related person transactions described below have been approved by a majority of the independent and disinterested members of our board of directors. We believe that each of the transactions described below were on terms no less favorable to us than terms we would have obtained from unaffiliated third parties.

It is our intention to ensure that all future transactions, if any, between us and related persons are approved by our audit committee or a majority of the independent and disinterested members of our board of directors (except for compensation arrangements, which are approved by our compensation committee), and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties. See “Policies and Procedures for Related Person Transactions” below.

Transactions with Stockholders, Officers and Directors

Agreement with Smartgen Solutions, Inc.

On March 1, 2014, we entered into a Subcontractor Installer Agreement with Smartgen Solutions, Inc., or Smartgen, a company engaged in business of equipment rental and providing maintenance, repair and installation services to mobile telecommunications towers in California. Rajesh Masina, our Vice President of Operations, owns 40% of the share capital of Smartgen and 30% is owned by his brother. On July 8, 2016, our board of directors reviewed the terms and conditions of, and ratified, the Subcontractor Installer Agreement.

Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of Polar products in Southern California. The agreement has a term of three years from the date of execution and automatically renews for additional one year periods if not terminated. Once we have completed this offering and established an audit committee, all transactions involving this agreement will be monitored by our audit committee.

During 2016, Smartgen performed $111,684 in field services for us and $96,590 in field services for us during 2015.

During 2016, Smartgen purchased $0 in goods, parts and services from us and $17,650 in goods, parts and services during 2015.

Sales of Common Stock to Officers and Directors

Matthew Goldman and Richard Albrecht, each of whom is a current member of our board of directors, participated in our private placement offering that commenced in July 2014 and purchased 350,878 and 17,544 shares of our common stock, respectively, for cash consideration equal to $1,000,000 and $50,000, respectively. When we failed to meet the registration requirements contained in the offering described above on December 31, 2015 and pursuant to the terms of the offering, we issued to Messrs. Goldman and Albrecht 115,790 and 15,789 additional shares of common stock, respectively.

Sale of Common Stock to a Related Entity

On October 1, 2015, we entered into a Securities Purchase Agreement with Smartgen for the sale of 506,151 shares of our common stock at a price per share of approximately $0.99, for a total purchase price of $500,000. In recognition of the fact that the shares of common stock sold to Smartgen had a lower price per share than the shares of common stock sold to prior investors in a private placement that was conducted between July and September 2014 for approximately $2.14 per share, we recorded a compensation charge of $581,895, representing the difference between the sales price to Smartgen and the price sold to other investors, on our income statement for the year ended December 31, 2015.

Employment Agreements

We have entered into an employment agreement with each of Arthur D. Sams, our President, Chief Executive Officer and Secretary, Rajesh Masina, our Vice President Operations and Luis Zavala, our Vice President Finance and Acting Chief Financial Officer, providing for, without limitation, certain payments upon termination and change in control. See “Executive and Director Compensation–Employment Agreements” in this Annual Report on Form 10-K for a further discussion of these agreements.

Indemnification of Officers and Directors

Our certificate of incorporation and our bylaws provide that we will indemnify our directors and officers with respect to certain liabilities, expenses and other accounts imposed upon them because of having been a director or officer, except in the case of willful misconduct or a knowing violation of criminal law.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written policy with respect to related person transactions. This policy governs the review, approval or ratification of covered related person transactions. The Audit Committee of our board of directors manages this policy.

For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant, and the amount involved exceeds the applicable dollar threshold set forth under Item 404 of Regulation S-K and in which any related person had, has or will have a direct or indirect material interest. As defined in Item 404 of Regulation S-K, “related person” generally includes our directors (and director nominees), executive officers, holders of more than 5% of our voting securities, and immediate family members or affiliates of such persons.

The policy generally provides that we may enter into a related person transaction only if:

•	the Audit Committee pre-approves such transaction in accordance with the guidelines set forth in the policy,

•	the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the Audit Committee (or the chairperson of the Audit Committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy,

•	the transaction is approved by the disinterested members of the board of directors, or

•	the transaction involves compensation approved by the Compensation Committee of the board of directors.

In the event a related person transaction is not pre-approved by the Audit Committee and our management determines to recommend such related person transaction to the Audit Committee, such transaction must be reviewed by the Audit Committee. After review, the Audit Committee will approve or disapprove such transaction. If our Chief Executive Officer, in consultation with our Audit Committee, determines that it is not practicable or desirable for us to wait until the next Audit Committee meeting, the chairperson of the Audit Committee will possess delegated authority to act on behalf of the Audit Committee. The Audit Committee (or the chairperson of the Audit Committee) may approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders, as the Audit Committee (or the chairperson of the audit Committee) determines in good faith. All approvals made by chairperson of the Audit Committee will be ratified by the full Audit Committee at the next regularly scheduled meeting or within 120 days from approval by chairperson.

Our Audit Committee has determined that the following transactions, even if the amount exceeds the applicable dollar threshold set forth under Item 404 of Regulation S-K in the aggregate, will be deemed to be pre-approved by the Audit Committee:

•	any employment of certain named executive officers that would be publicly disclosed;

•	director compensation that would be publicly disclosed;

•	transactions with other companies where the related person’s only relationship is as a director or owner of less than ten percent of such company (other than a general partnership), if the aggregate amount involved does not exceed the greater of $200,000 or five percent of that company’s consolidated gross revenues;

•	transactions where all stockholders receive proportional benefits;

•	transactions involving competitive bids;

•	transactions with a related person involving the rendering of services at rates or charges fixed in conformity with law or governmental authority; and

•	transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

In addition, the Audit Committee will review the policy at least annually and recommend amendments to the policy to the board of directors from time to time.

The policy provides that all related person transactions will be disclosed to the Audit Committee, and all material related person transactions will be disclosed to the board of directors. Additionally, all related person transactions requiring public disclosure will be properly disclosed, as applicable, on our various public filings.

The Audit Committee will review all relevant information available to it about the related person transaction. The policy will provide that the Audit Committee may approve or ratify the related person transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests and the best interests of our stockholders. The policy will also provide that the Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related person in connection with approval of the related person transaction.

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2016 and 2015.

75

	2016	2015
Audit Fees	$66,500	$45,800
Audit-Related Fees	125,704	—
Tax Fees	21,506	—
All Other Fees	—	—
Total	$213,710	$45,800

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in this Annual Report on Form 10-K, and our Registration Statements on Forms S-1 and S-8, including amendments thereto.

Audit-Related Fees. Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.” The fees for 2016 and 2015 represent amounts billed for professional services performed in connection with our initial public offering.

Tax Fees. Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees. Consists of amounts billed for services other than those noted above.

Our Audit Committee considered all non-audit services provided by Weinberg & Company, P.A. and determined that the provision of such services was compatible with maintaining such firm’s audit independence.

Audit Committee Pre-Approval Policy

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre-approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained on page F-1 of this report.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

Polar Power, Inc.

We have audited the accompanying balance sheets of Polar Power, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Polar Power, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Los Angeles, California
March 10, 2017

POLAR POWER, INC.
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$16,242,158	$263,418
Accounts receivable	4,403,946	1,496,654
Inventories, net	4,839,591	2,093,099
Prepaid expenses	178,569	93,125
Total current assets	25,664,264	3,946,296

Other assets:
Property and equipment, net	737,586	542,892
Deposits	66,796	88,944
Deferred tax assets	160,637	205,000

Total assets	$26,629,283	$4,783,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$659,355	$182,884
Customer deposits	71,954	229,602
Income taxes payable	1,227,308	295,778
Accrued liabilities and other current liabilities	669,889	268,636
Current portion of notes payable	111,368	327,693
Line of credit	—	965,150
Payable for acquired technology	—	131,215
Total current liabilities	2,739,874	2,400,958
Notes payable, net of current portion	237,431	127,840

Total liabilities	2,977,305	2,528,798

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 and, 7,365,614, shares issued and outstanding, respectively	1,014	736
Additional paid-in capital	19,242,715	2,248,159
Retained earnings	4,408,249	5,439
Total shareholders’ equity	23,651,978	2,254,334

Total liabilities and shareholders’ equity	$26,629,283	$4,783,132

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Net sales	$22,801,494	$6,846,759
Cost of sales	12,619,837	4,558,725
Gross profit	10,181,657	2,288,034
Operating Expenses
General and administrative	2,112,336	1,454,563
Research and development	213,931	116,297
Sales and Marketing	424,579	392,306
Depreciation and amortization	26,888	18,342
Total operating expenses	2,777,734	1,981,508
Income from operations	7,403,923	306,526
Other expenses
Interest expenses	(112,550)	(50,971)
Other expenses	(27,516)	(15,325)
Total other expense	(140,066)	(66,296)
Income before income taxes	7,263,857	240,230
Income tax provision	(2,861,047)	(273,569)
Net Income (loss)	$4,402,810	$(33,339)

Net Income (loss) per share – basic and diluted	$0.58	$(0.01)
Weighted average shares outstanding, basic and diluted	7,564,629	6,832,329

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock,		Additional paid-in	Retained	Total Shareholders’
	Number	Amount	capital	Earnings	Equity
Balances, December 31, 2014	6,724,569	$672	$1,166,328	$38,778	$1,205,778
Common shares issued for cash to related party	506,150	51	499,949	—	500,000
Additional cost of shares issued to related party		—	581,895	—	581,895
Additional shares issued to related party	134,895	13	(13)	—	—
Net loss	—	—		(33,339)	(33,339)
Balances, December 31, 2015	7,365,614	736	2,248,159	5,439	2,254,334
Common shares issued for services	17,544	2	37,498	—	37,500
Common shares issued for cash, net of offering costs	2,760,000	276	16,957,058		16,957,334
Net income	—	—		4,402,810	4,402,810
Balances, December 31, 2016	10,143,158	$1,014	$19,242,715	$4,408,249	$23,651,978

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net Income (loss)	$4,402,810	$(33,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	37,500	—
Additional costs of shares issues to related party	—	581,895
Depreciation and amortization	207,857	143,573
Changes in operating assets and liabilities
Accounts receivable	(2,907,292)	(868,416)
Inventories	(2,746,492)	(1,192,827)
Prepaid expenses	(85,444)	15,177
Deposits	22,148	13,755
Deferred tax assets	44,363	(15,000)
Accounts payable	476,471	104,823
Income taxes payable	931,530	257,373
Customer deposits	(157,648)	173,244
Accrued expenses and other current liabilities	401,253	199,015
Net cash provided by (used in) operating activities	627,056	(620,727)

Cash flows from investing activities:
Acquisition of property and equipment	(165,088)	(223,423)
Payable for acquired technology	(131,215)	(180,000)
Net cash used in investing activities	(296,303)	(403,423)

Cash flows from financing activities:
Advances (repayment) of credit line net	(965,150)	965,150
Repayment of notes	(344,197)	(731,074)
Proceeds from issuance of common stock	16,957,334	500,000
Net cash provided by financing activities	15,647,987	734,076

Increase (decrease) in cash and cash equivalents	15,978,740	(290,074)
Cash and cash equivalents, beginning of period	263,418	553,492
Cash and cash equivalents, end of period	$16,242,158	$263,418

Supplemental Cash Flow Information:
Interest paid	$112,550	$50,971
Taxes Paid	1,885,337	31,197
Supplemental non-cash investing and financing activities:
Assets acquired under notes payable	$237,463	$28,046
Transfer of customer deposit to notes payable	—	183,989

The accompanying notes are an integral part of these financial statements.

POWER POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Polar Power Inc. was incorporated in 1979 in the State of Washington as Polar Products Inc., and in 1991 reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware (the “Company”). The Company designs, manufactures and sells direct current, or DC, power systems to supply reliable and low-cost energy to off-grid, bad-grid and backup power applications. The Company’s products integrate DC generator and proprietary automated controls, lithium batteries and solar systems to provide low operating cost and lower emissions alternative power needs in telecommunications, defense, automotive and industrial markets.

On November 14, 2016, the Company effected a 1-for-2.85 reverse split of its common shares.  All share and per share amounts have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long term assets and deferred tax assets, income tax accruals, accruals for potential liabilities and assumptions made in valuing the fair market value of equity transactions. Actual results may differ from those estimates.

Revenue

The Company recognizes revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer. Once a product is delivered, the Company does not have a post-delivery obligation to provide additional services to the customer.

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when the Company places the product with the buyer’s carrier or delivers the product to a customer’s location. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, the Company has no post-sales obligations.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of December 31, 2016 and 2015, the Company has established inventory reserves of $250,000 and $250,000, respectively, for obsolete and slow-moving inventory. As of December 31, 2016 and 2015, the components of inventories were as follows:

	Years End December 31,
	2016	2015
Raw materials	$3,302,818	$2,343,099
Finished goods	1,786,773	-
	5,089,591	2,343,099
Less: Inventory reserve	(250,000)	(250,000)
Total Inventories, net	$4,839,591	$2,093,099

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2016 and 2015, the Company had accrued a liability for warranty reserve of $175,000 and $25,000, respectively. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

	Years End December 31,
Changes in estimates for warranties	2016	2015
Balance at beginning of the period	$25,000	$25,000
Payments	(135,457)	-
Provision for warranties	285,457	-

Balance at end of the period	$175,000	$25,000

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of as of December 31, 2016 and 2015.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful life. Maintenance and repairs that do not improve or extend the useful life of the respective assets are expensed. Estimated useful lives of the principal classes of assets are as follows:

Estimated life
Production tooling, jigs, fixtures	3-5 years
Shop equipment and machinery	5 years
Vehicles	3-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Office equipment	5 years
Software	5 years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2016 or December 31, 2015.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain.

Tax benefits from an uncertain tax position are recognized only if it more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50 percent likelihood of being realized upon ultimate resolution. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.

Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the line of credit, notes payable and long-term financing obligations approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Concentrations

Cash. The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists.

Revenues. For the years ended December 31, 2016 and 2015, 91% and 81% of the revenue was generated from our largest telecommunications customer, Verizon Wireless. In 2016 and 2015, sales to international customers accounted for 0% and 2%, of total revenue, respectively.

Accounts receivable. At December 31, 2016 and 2015, 94% and 81% respectively, of our accounts receivable were from one customer, Verizon Wireless.

Accounts payable. On December 31, 2016, accounts payable to the largest vendor represented 29% while the other two largest vendors represented 9% each. On December 31, 2015, accounts payable to the Company’s largest vendor represented 17%, while the other two largest vendors represented 8% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on its three key engine suppliers, Isuzu Motors, Yanmar Engines Company and Kubota Corporation. Cost of sales of its power systems, incorporating engines purchased from Isuzu, Yanmar and Kubota, represented approximately 0%, 19% and 18% of the Company’s total cost of sales for 2016, respectively, and represented approximately 6%, 9% and 15% of the Company’s total cost of sales for 2015.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stock holders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

Basic and diluted net loss per common share is the same for the years ended December 31, 2016 and 2015, because the exercise price of the outstanding warrants were higher than the average fair market value of common shares during the reporting periods.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

In presenting the Company’s statement of operations for the year ended December 31, 2015, the Company has reclassified $125,231 of depreciation expense to cost of sales that was previously reflected as a depreciation and amortization expense.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	1,193,892	842,698
Vehicles	51,883	58,683
Leasehold improvements	42,173	42,173
Office equipment	100,245	98,811
Software	97,533	40,810
Total property and equipment, cost	1,556,475	1,153,924
Less: accumulated depreciation and amortization	(818,889)	(611,032)
Property and equipment, net	$737,586	$542,892

Depreciation and amortization expense on property and equipment for the years ended December 31, 2016 and 2015 was $207,857 and $143,573, respectively. During the years ended December 31, 2016 and 2015, $180,969 and $125,231, respectively, of the depreciation expense were included in the balance of cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

		December 31, 2016	December 31, 2015

Note payable, individual	(a)	$—	$110,000
Equipment notes	(b)	348,799	207,541
Customer note	(c)	—	137,992

Total Notes Payable		348,799	455,533
Current Portion		111,368	327,693

Notes Payable, Long term		$237,431	$127,840

(a)	In August 1997, an individual loaned the Company the principal sum of $200,000. Unpaid interest of $100,000 accrued from August 1997 through April 2014. On April 17, 2014, the Company entered into a Promissory Note Agreement with the lender, which superseded all previously executed note agreements to make payment arrangements to settle the total payable amount to the lender of $300,000. The principal balance due under the note was $110,000 on December 31, 2015. The Company repaid the entire remaining principal balance during 2016, and there was no remaining balance due as of December 31, 2016.

(b)	The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $10,000 are due through 2019.

(c)	In 2013, the Company received $202,559 as a customer deposit for an order of the Company’s DC power system. In 2015, the customer cancelled the order and requested a refund of the deposit. As such, the Company and the customer agreed to a refund of $183,989, which was to be paid down in 4 equal installments of approximately $45,997 on or before August 2016. As of December 31, 2015, $137,992 was due to the customer. The Company repaid the entire remaining principal balance during 2016, and there was no remaining balance due as of December 31, 2016.

 Annual future principal payments under the outstanding note agreements as of December 31, 2016 are as follows:

Years ending December 31:
2017	$111,368
2018	108,937
2019	64,425
2020	50,383
2021	13,686
Total	$348,799

NOTE 4 – LINE OF CREDIT

In August 2015, the Company entered into a Loan and Security Agreement with Gibraltar Business Capital to secure a revolving credit facility for an aggregate amount of up to $2.0 million. The credit facility was to expire on September 1, 2017.

The balance due under the line of credit as of December 31, 2015 was $965,150.

In December 2016, the Company repaid all outstanding balances and closed the credit facility. As such, there was no amount due as of December 31, 2016.

NOTE 5 – PAYABLE FOR ACQUIRED TECHNOLOGY

On July 7, 2012, the Company entered into an agreement to purchase intellectual property assets from its former Vice President of Engineering, Richard Ulinski. Under this agreement, as amended on December 30, 2014, Mr. Ulinski transferred to the Company the exclusive right, title and interest to 27 products and technologies developed for use in the Company’s DC power systems from 2004 to 2012 for $600,000 in cash, payable in monthly installments of $15,000. As of December 31, 2015 $131,215 was due under this agreement. As of December 31, 2016, the remaining balance had been paid in full.

NOTE 6 – SHAREHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to a total of 50,000,000 shares of common stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. Holders of common stock do not have cumulative voting rights. Further, holders of common stock have no preemptive, conversion, redemption or subscription rights and there are no sinking fund provisions applicable to the Company’s common stock. Upon the liquidation, dissolution or winding-up of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding shares of preferred stock. Subject to preferences that may be applicable to any outstanding shares of preferred stock, holders of common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors, out of the Company’s assets which are legally available.

 Preferred Stock

The Company’s board of directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any vote or action by the Company’s shareholders. Any preferred stock to be issued could rank prior to the Company’s common stock with respect to dividend rights and rights on liquidation. The Company’s board of directors, without shareholder approval, may issue preferred stock with voting and conversion rights which could adversely affect the voting power of holders of common stock and discourage, delay or prevent a change in control of the Company.

Shares issued for services

In February 2016, the Company issued 17,544 shares of its common stock valued at $37,500 ($2.14 per share) to an employee in exchange for $37,500 in wages payables due to the employee. The Company’s estimate of the fair value of the shares of $2.14 per share was based on the cash price per-share paid by outside investors in a private placement conducted between July 2014 and September 2014.

Shares issues for cash, net offering costs

In December 2016 the Company completed an underwritten initial public offering of 2,400,000 shares of its common stock at a price of $7.00 per share. In addition, the offering provided the underwriters a 45-day option to purchase up to an additional 360,000 shares of common stock from the Company at the same price of $7.00 per share. The underwriters exercised the foregoing option to purchase additional shares in full. The net proceeds to the Company from the offering were $16,957,334, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering was made pursuant to a registration statement on Form S-1, which was filed with the SEC on September 9, 2016 and declared effective on December 6, 2016.

In connection with the offering, the Company also issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

Sale of common shares to related entity

On October 1, 2015, the Company entered into a Securities Purchase Agreement with Smartgen Solutions, Inc. (“Smartgen”) for the sale of 506,150 shares of the Company’s common stock at a price of approximately $0.99 per share, for a total purchase price of $500,000. Rajesh Masina, the Company's Vice President of Operations, owns 40% of Smartgen, and 30% is owned by his brother. The Company, in recognition of the fact that the shares of common stock sold to Smartgen had a lower price per share than the shares of common stock sold to prior investors for $2.14 per share under a private placement between July and September 2014, recorded a compensation charge of $581,895 on the Company’s December 31, 2015 income statement, representing the difference between the sales price to Smartgen and the price sold to other investors.

Options

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,386 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in a given calendar year. As of December 31, 2016, there were no options issued or outstanding under the 2016 Plan.

Warrants

Between July 2014 and September 2014, the Company entered into a Securities Purchase Agreement with certain accredited investors identified in a private placement of an aggregate of 408,772 shares of the Company’s common stock, and warrants to purchase an additional 408,772 shares of the Company’s common stock at a price of $2.85 per unit of one share of common stock and warrant to purchase one share of common stock, resulting in aggregate gross proceeds of $1,165,000. The warrants to purchase the additional shares of common stock had an exercise price of $2.85 each and expired on May 30, 2015 without having been exercised.

On December 7, 2016, subsequent to the Company’s initial public offering, the Company issued warrants to purchase up to 115,000 shares of its common stock to the representatives of the underwriters. The warrants have an exercise price of $8.75 per share and expire five years from the date of issuance.

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2013	—	—
Issued	408,772	$2.85
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2014	408,772	$2.85
Exercised
Expired	(408,772)	$2.85
Outstanding, December 31, 2015	—	—
Issued	115,000	$8.75
Exercised	—	—
Outstanding, December 31, 2016	115,000	$8.75

There was no intrinsic value of the outstanding and exercisable warrants at December 31, 2016.

NOTE 7 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen, a related entity that is engaged in business of equipment rental and provider of maintenance, repair and installation services to mobile telecommunications towers in California. Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of the Company’s products in Southern California. The agreement has a term of three years from the date of execution and automatically renews for additional one year periods if not terminated.

During the years ended December 31, 2016 and 2015, Smartgen performed $111,684, and $96,590 in field services.

During the year ended December 31, 2015, Smartgen purchased $17,650 in goods, parts and services from the Company and $0 in goods, parts and services during the year ended December 31, 2016.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Current
Federal	$2,242,984	$219,496
State	573,700	69,073
Deferred
Federal	35,913	(10,540)
State	8,450	(4,460)
Provision for income tax expense	$2,861,047	$273,569

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2016	2015
Federal income tax rate	34%	34%
State tax, net of federal benefit	8%	6%
Permanent differences	—%	84%
Change in accrued liabilities	6%	15%
Change in valuation allowances	(9)%	(22)%
Other	—%	(3)%
Effective income tax rate	39%	114%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Inventory reserves	$105,000	136,995
Accrued liabilities	209,084	136,723
Other	—	4,427
Total deferred tax assets	314,084	278,145
Deferred tax liability
Accumulated depreciation	(153,447)	(73,145)
Net deferred tax assets	$160,637	$205,000

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2016 and 2015, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Employment Agreements

The Company’s Amended and Restated Executive Employment Agreement with Arthur D. Sams, dated as of July 8, 2016, provides for at-will employment as the Company’s President and Chief Executive Officer. Mr. Sams’ current annual base salary is $200,000. Mr. Sams is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by the Company’s board of directors and is eligible to participate in all of the Company’s employee benefit programs including the 2016 Plan. During the year ended December 31, 2016, Mr. Sams received a bonus of $120,000. During the year ended December 31, 2015, Mr. Sams received a bonus of $7,500.

In 2016, the Company also entered into four (4) at-will employment agreements with four (4) executive and management personnel, each of which have an annual base salary of $120,000. Each of the four (4) executive and management personnel are eligible to receive either an annual discretionary cash bonus based upon performance criteria set by the Company’s Board of Directors’ Compensation Committee or sales incentives for revenue generated by sales of products to assigned customers.

Leases

The Company entered into a non-cancellable operating lease of a manufacturing facility located in Gardena, CA commencing January 1, 2015 and ending on February 28, 2019. The base rent of the facility at the commencement date was $29,648 per month, which annually increases by 3%. Rent expense for the years ended December 31, 2016 and 2015 was $321,598 and $352,145, respectively.

The future minimum annual rental payments required under the non-cancelable operating leases described above as of January 1, 2017 are as follows:

Years ending December 31
2017	$377,443
2018	388,766
2019	66,738
Total	$832,947

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

Sales Backlog

As of December 31, 2016, the Company had a backlog of $3,142,513. The amount of backlog represents revenue that the Company anticipates to recognize in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The Company’s backlog consists of 94% in purchases of its DC power systems by telecommunications customers, of which 93% is from the Company’s single largest telecommunications customer. In addition, the Company’s backlog includes 6.4% in purchases from military contractors, 0.8% from miscellaneous customers. The Company believes the majority of its backlog will be shipped within the next six months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected in its backlog.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March, 2017.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors (principal executive officer)	March 10, 2017
Arthur D. Sams

/s/ Luis Zavala	Vice President Finance and Acting Chief Financial Officer (principal financial and accounting officer)	March 10, 2017
Luis Zavala

/s/ Matthew Goldman	Director	March 10, 2017
Matthew Goldman

/s/ Keith Albrecht	Director	March 10, 2017
Keith Albrecht

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation					X

3.2	Bylaws					X

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.9	Form of Representative’s Warrant					X

14.1	Code of Ethics					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.