Form 10-Q
period 2017-03-31
Polar Power, Inc.
filed 2017-05-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

Polar Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

249 E. Gardena Blvd., Gardena, California 90248	90248
(Address of principal executive offices)	(Zip Code)

(310) 830-9153

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐

Smaller Reporting Company ☒    Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 10, 2017 was 10,143,158.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

POLAR POWER INC.

CONDENSED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,000,049 at March 31, 2017)	$17,750,733	$16,242,158
Accounts receivable	3,347,992	4,403,946
Inventories, net	5,558,695	4,839,591
Prepaid expenses	277,481	178,569
Total current assets	26,934,901	25,664,264

Other assets:
Property and equipment, net	734,370	737,586
Deposits	66,796	66,796
Deferred tax assets	223,293	160,637

Total assets	$27,959,360	$26,629,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$966,304	$659,355
Customer deposits	168,204	71,954
Income taxes payable	1,661,244	1,227,308
Accrued liabilities and other current liabilities	601,929	669,889
Current portion of notes payable	107,568	111,368
Total current liabilities	3,505,249	2,739,874
Notes payable, net of current portion	209,253	237,431

Total liabilities	3,714,502	2,977,305

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,242,715	19,242,715
Retained earnings	5,001,129	4,408,249
Total shareholders’ equity	24,244,858	23,651,978

Total liabilities and shareholders’ equity	$27,959,360	$26,629,283

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$4,966,981	$3,387,743

Cost of sales	3,050,251	1,949,639

Gross profit	1,916,730	1,438,104

Operating Expenses
General and administrative	671,425	363,798
Research and development	76,003	74,583
Sales and Marketing	195,094	41,931
Depreciation and amortization	7,734	5,646
Total operating expenses	950,256	485,958

Income from operations	966,474	952,146
Other (expenses) income
Interest expenses	(4,776)	(24,004)
Other income	2,462	1,229
Total other (expenses) income, net	(2,314)	(22,775)

Income before income taxes	964,160	929,371
Income tax provision	371,280	353,161

Net Income	$592,880	$576,210

Net Income per share – basic and diluted	$0.06	$0.08
Weighted average shares outstanding, basic and diluted	10,143,158	7,383,150

See Accompanying Notes to the Condensed Financial Statements

2

POLAR POWER INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in	Retained	Total Shareholders’
	Number	Amount	capital	Earnings	Equity
Balances, December 31, 2016	10,143,158	$1,014	19,242,715	$4,408,249	$23,651,978

Net income	—	—		592,880	592,880

Balances, March 31, 2017 (unaudited)	10,143,158	$1,014	$19,242,715	$5,001,129	$24,244,858

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net Income	$592,880	$576,210
Adjustments to reconcile net income to net cash used in operating activities:
Common shares issued for services	—	37,500
Depreciation and amortization	59,174	40,914
Changes in operating assets and liabilities	—	—
Accounts receivable	1,055,954	(839,445)
Inventories	(719,104)	(295,250)
Prepaid expenses	(98,912)	(27,037)
Deposits	—	(7,500)
Deferred tax assets	(62,656)	—
Accounts payable	306,949	477,127
Income taxes payable	433,936	353,161
Customer deposits	96,250	(108,535)
Accrued expenses and other current liabilities	(67,960)	(55,880)
Net cash provided by operating activities	1,596,511	151,265

Cash flows from investing activities:
Acquisition of property and equipment	(55,957)	(93,805)
Payable for acquired technology	—	(45,000)
Net cash used in investing activities	(55,957)	(138,805)

Cash flows from financing activities:
Advances (repayment) of credit line net	—	39,711
Repayment of notes	(31,979)	(82,719)
Net cash used in financing activities	(31,979)	(43,008)

Increase (decrease) in cash and cash equivalents	1,508,575	(30,548)
Cash and cash equivalents, beginning of period	16,242,158	263,418
Cash and cash equivalents, end of period	$17,750,733	$232,870

Supplemental Cash Flow Information:
Taxes Paid	4,776	24,004
Supplemental non-cash investing and financing activities:
Assets acquired under notes payable	$—	$223,186

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Polar Power, Inc. was incorporated in the State of Washington as Polar Products, Inc. and in 1991 reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware (the “Company”). The Company designs, manufactures and sells direct current, or DC, power systems to supply reliable and low-cost energy to off-grid, bad-grid and backup power applications. The Company’s products integrate DC generator and proprietary automated controls, lithium batteries and solar systems to provide low operating cost and lower emissions alternative power needs in telecommunications, defense, automotive and industrial markets.

On November 14, 2016, the Company effected a 1-for-2.85 reverse split of its common shares.  All share and per share amounts have been retroactively restated to reflect the split as if it had occurred as of the earliest period presented.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2016 and 2015 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017. These financial statements should be read in conjunction with that report.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of March 31, 2017 and December 31, 2016, the Company has established inventory reserves of $250,000 for obsolete and slow-moving inventory. As of March 31, 2017 and December 31, 2016, the components of inventories were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$3,570,387	$3,302,818
Finished goods	2,238,308	1,786,773
	5,808,695	5,089,591
Less: Inventory reserve	(250,000)	(250,000)
Total Inventories, net	$5,558,695	$4,839,591

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of March 31, 2017 and December 31, 2016, the Company had accrued a liability for warranty reserve of $175,000. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

	March 31, 2017	December 31, 2016
Changes in estimates for warranties	(unaudited)
Balance at beginning of the period	$175,000	$25,000
Payments	(32,180)	(135,457)
Provision for warranties	32,180	285,457

Balance at end of the period	$175,000	$175,000

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

Concentrations

Cash. The Company maintains cash balances at two banks. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash is financially sound and, accordingly, minimal credit risk exists.

Revenues. For the three months ended March 31, 2017 and 2016, 91.6% and 80.1% respectively, of the revenue was generated from the Company’s largest telecommunications customer, Verizon Wireless. During the three months ended March 31, 2017 and 2016, sales to international customers accounted for 1.0% and 4.4% of total revenue, respectively.

Accounts receivable. At March 31, 2017 and December 31, 2016, 94.4% and 94.0% respectively, of the Company’s accounts receivable were from one customer, Verizon Wireless.

Accounts payable. On March 31, 2017, accounts payable to the Company’s largest vendor represented 22.9% while the other two largest vendors represented 19.6% and 8.2% each. On December 31, 2016, accounts payable to the Company’s largest vendor represented 29.0%, while the other two largest vendors represented 9.0% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on its two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota, represented approximately 13% and 8% of the Company’s total cost of sales for three months ended March 31, 2017, respectively, and represented approximately 13% and 9% of the Company’s total cost of sales for three months ended March 31, 2016.

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

NOTE 2 – RESTRICTED CASH

As of March 31, 2017, the Company’s cash balance of $17,750,733 included restricted cash of $1,000,049. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	1,217,953	1,193,892
Vehicles	83,780	51,883
Leasehold improvements	42,173	42,173
Office equipment	100,245	100,245
Software	97,533	97,533
Total property and equipment, cost	1,612,433	1,556,475
Less: accumulated depreciation and amortization	(878,063)	(818,889)
Property and equipment, net	$734,370	$737,586

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2017 and March 31, 2016 was $59,174 and $40,914, respectively. During the three months ended March 31, 2017 and March 31, 2016, $51,440 and $35,269, respectively, of the depreciation expense were included in the balance of cost and sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)

Total Equipment Notes Payable	316,821	348,799
Current Portion	107,568	111,368

Notes Payable, Long term	$209,253	$237,431

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $10,000 are due through 2019.

NOTE 5 – LINE OF CREDIT

On March 21, 2017, the Company entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000. The credit facility will expire at such time the parties mutually agree to terminate the credit facility or at the election of the lender. Interest accrues on the principal amount of revolving loans outstanding under the credit facility at a rate equal to the greater of (i) the prime rate of interest as published by Citibank, or (ii) the one-month London Interbank Offered Rate plus 2.0%. Amounts outstanding from time to time under the credit facility are due and payable monthly in an amount equal to the greater of 2.0% of the outstanding principal balance or $100, plus accrued interest. Upon the termination of the credit facility, any amounts owed under the credit facility will be payable by the Company in 48 equal consecutive monthly installments of principal, together with accrued monthly interest and any other charges beginning the first calendar month after the date of cancellation. The credit facility is also subject to an annual finance charge of $2,500, which amount has been waived for the first year. The credit facility is secured by a Certificate of Deposit (restricted cash) account opened by the Company with Citibank in the amount of $1,000,000.

The Company’s credit facility contains negative covenants prohibiting it from (i) creating or permitting to exist any liens, security interests or other encumbrances on the Company’s assets, (ii) engaging in any business activities substantially different than those in which the Company is presently engaged, (iii) ceasing operations, liquidating, merging, transferring, acquiring or consolidating with any other entity, changing its name, dissolving or transferring or selling collateral out of the ordinary course of business, or (iv) paying dividends on the Company’s capital stock (other than dividends payable in stock).

As of March 31, 2017, the Company had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

NOTE 6 – SHAREHOLDERS’ EQUITY

Warrants

At March 31, 2017, warrant shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2016	115,000	$8.75
Issued	$—	$—
Exercised	—	—
Outstanding, March 31, 2017	$115,000	$8.75

All warrants outstanding are exercisable and have a remaining contractual life of 4.7 years. There was no intrinsic value of the outstanding and exercisable warrants at March 31, 2017.

NOTE 7– DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen Solutions, Inc. (“Smartgen”), a related entity that is engaged in business of equipment rental and provider of maintenance, repair and installation services to mobile telecommunications towers in California. Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of the Company’s products in Southern California. The agreement has a term of three years from the date of execution and automatically renews for additional one year periods if not terminated.

During the three months ended March 31, 2017 and 2016, Smartgen performed $70,647 and $11,933 in field services, respectively.

During the three months ended March 31, 2017, Smartgen purchased $960 in goods, parts and services from the Company. Smartgen made no purchases from the Company in the three months ended March 31, 2016.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following for the three months ended March 31, 2017 and March 31, 2016:

	Periods Ended March 31,
	2017	2016
Current
Federal	$345,558	$285,892
State	88,378	67,269
Deferred
Federal	(50,721)	—
State	(11,935)	—
Provision for income tax expense	$371,280	$353,161

	Periods Ended March 31,
	2017	2016
Federal income tax rate	34%	34%
State tax, net of federal benefit	8%	8%
Permanent differences	—%	—%
Change in accrued liabilities	(6.6)%	—%
Change in valuation allowances	—%	—%
Other	3.6%	(3.0)%
Effective income tax rate	39%	39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2017 and at December 31, 2016 are as follows:

	March 31, 2017 (Unaudited)	December 31, 2016

Deferred tax assets:
Inventory reserves	$225,622	105,000
Accrued liabilities	149,767	209,084
Other	—	—
Total deferred tax assets	375,389	314,084
Deferred tax liability
Accumulated depreciation	(152,096)	(153,447)
Net deferred tax assets	$223,293	$160,637

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2017 and December 31, 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2017 and December 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

Sales Backlog

As of March 31, 2017, the Company had a backlog of $1,026,579. The amount of backlog represents revenue that the Company anticipates recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. The Company’s backlog consists of 46.2% in purchases of its DC power systems by telecommunications customers, of which 32.5% is from the Company’s single largest telecommunications customer. In addition, the Company’s backlog includes 29.0% in purchases from military contractors, 38.5% from miscellaneous customers. The Company believes that the majority of its backlog will be shipped within the next six months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected in its backlog.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” and elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2016 and three months ended March 31, 2017, we had accrued a liability for warranty reserve of $175,000 each, respectively. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements commencing on page 5 of this Quarterly Report on Form 10-Q.

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

Financial Performance Summary and Outlook

Our financial performance for the three months ended March 31, 2017 was positive. Our net sales increased by $1,579,238, or 47%, to $4,966,981 for the three months ended March 31, 2017, as compared to $3,387,743 for the same period in 2016. This significant increase in net sales is a result of an increase in the number of DC power systems sold to customers within the telecommunications market. For the three months ended March 31, 2017 and March 31, 2016, 91.6% and 80.1%, respectively, of net sales were generated from our largest telecommunications customer, Verizon Wireless.

Our sales backlog as of March 31, 2017 was $1,026,579, of that amount, 32.5% is attributable to our largest customer, Verizon Wireless. Our sales backlog declined from $3.1 million as of December 31, 2016. The decline in backlog is attributable to a lower than expected level of product sales to our largest customer, coupled with our improved production turn-around capabilities. Other factors that may have affected the decline in backlog include delays associated with negotiating new pricing terms with our largest customer, Verizon Wireless. Although we continue to receive purchase orders at a steady rate, the monthly average amount of sales to Verizon Wireless has been lower than the previous two quarter’s monthly average sales volume. Based upon conversations with representatives of Verizon Wireless, we believe that order rates will improve during the second half of 2017.

We anticipate that the majority of our future sales during the next twelve months will be comprised of DC power systems for applications within the domestic and international mobile telecommunications tower markets as we continue to expand our sales infrastructure. We made substantial progress in our plan to reduce our customer concentration and to secure new wireless carriers for our DC power solutions. During the three months ended March 31, 2017, we obtained approved vendor status with two additional Tier 1 U.S. wireless carriers. We expect these new carriers to commence ordering products during the next two quarters.

We also reduced the prices of our DC power systems during this quarter. We believe this price adjustment will assist us in developing new business in international markets and will provide us with a competitive advantage in the U.S.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2017 (unaudited)	2016 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2017	2016
Net sales	$4,966,981	$3,387,743	$1,579,238	47%	100.0%	100.0%
Cost of sales	3,050,251	1,949,639	(1,100,612)	(56)%	61.4%	57.5%
Gross profit	1,916,730	1,438,103	478,626	33%	38.6%	42.5%
Research and development expenses	76,003	74,583	(1,420)	(2)%	1.5%	2.2%
Sales and marketing expenses	195,094	41,931	(153,164)	(365)%	3.9%	1.2%
General and administrative expenses	671,425	363,798	(307,627)	(85)%	13.5%	10.7%
Depreciation and amortization expense	7,734	5,646	(2,088)	(37)%	0.2%	0.2%
Total operating expenses	950,256	485,957	(464,299	(96)%	19.1%	14.3%
Income from operations	966,474	952,146	14,327	(2)%	19.5%	28.1%
Interest expense	(4,776)	(24,004)	19,228	80%	0.1%	0.7%
Other income	2,462	1,229	(1,233)	(100)%	0.0%	0.0%
Income before income taxes	964,160	929,371	34,789	4%	19.4%	27.4%
Provision for income taxes	371,280	353,161	(18,119)	(5)%	7.5%	10.4%
Net income	$592,880	$576,210	$16,670	(3)%	11.9%	17.0%

Net Sales. Net sales increased by $1,579,238, or 47%, to $4,966,981 for the three months ended March 31, 2017, as compared to $3,387,743 for the same period in 2016. The increase in net sales was primarily due to an increase in the number of DC base power systems sold to our largest telecommunications customer, Verizon Wireless. Sales to Verizon Wireless accounted for 91.6% of our total net sales during the three months ended March 31, 2017, as compared to 80.1% of total net sales for the same period in 2016.

Cost of Sales. Cost of sales during the three months ended March 31, 2017 increased by $1,100,612 to $3,050,251, compared to $1,949,639 during the same period in 2016. Cost of sales as a percentage of net sales during the three months ended March 31, 2017 increased from 57.5% in 2016 to 61.4% in 2017. The increase in cost of sales as a percentage of net sales was attributable to the increase in labor and overhead as a percentage of sales, which was lower than projected for the quarter. During the last two quarters, we significantly increased our direct labor workforce and invested significant effort in training new employees, therefore resulting in only modest gains in labor efficiency.

Gross Profit. The gross profit during the three months ended March 31, 2017 increased by $478,626 to $1,916,730, as compared to $1,438,103 during the same period in 2016. This represents a 33% increase in gross profit as compared to the three months ended March 31, 2016. The increase was mainly attributable to a net increase in sales during the first quarter of 2017 as compared to the same period in 2016.

Gross profit as a percentage of net sales, decreased 3.9% to 38.6% during the first quarter of 2017, as compared to 42.5% during the first quarter of 2016. The decrease in gross profit as a percentage of net sales was attributable to the decrease in pricing of our power systems during the first quarter of 2017. In addition, an increase in direct labor that was absorbed in cost of sales negatively affected the Company’s margins. Employee count increased 89% to 102 in the first quarter of 2017 as compared to 54 in the first quarter of 2016.

Research and Development Expenses. During the three months ended March 31, 2017, research and development expenses increased by $1,420 to $76,003 as compared to $74,583 during same period in 2016. We plan to continue expanding our research and development efforts during 2017 and anticipate research and development expenses as a percentage of sales to increase one to two percent.

Sales and Marketing Expenses. Sales and marketing expenses increased to $195,094 during the three months ended March 31, 2017, as compared to $41,931 during the same period in 2016. The $153,164 increase in expenses was mainly related to addition of sales support personnel. We anticipate our sales costs will continue to increase in the short term while we hire new sales personnel to expand our sales infrastructure in U.S. and international markets.

General and Administrative Expenses. General and administrative expenses increased by $307,627, to $671,425 during the three months ended March 31, 2017, as compared to $363,798 during same period in 2016. The increase in general and administrative expenses was primarily due to a $144,000 increase in consulting services associated with our public offering. Expenses related to audits and legal review of internal controls and procedures increased by $129,323. There was a modest increase of $25,000 in management salaries resulting from the addition of employees. We anticipate our General and Administrative expenses to remain flat or slightly lower as percentage of sales during the remainder of 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expenses during the three months ended March 31, 2017 increased by $18,260, to $59,174, as compared to $40,914 during same period in 2016. During the three months ended March 31, 2017 and 2016, $51,440 and $35,269, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase was attributable to costs related to the purchase of new ERP software during the third quarter of 2016 to upgrade our financial and manufacturing information systems and new production machinery purchased at the end of the first quarter of 2016.

Interest Expense. Interest expense during three months ended March 31, 2017 was $4,776, as compared to $24,004 during the same period in 2016, a decrease of $19,228. Our interest expense during the three months ended March 31, 2017 is mainly attributable to financing costs related to production equipment. For the three months ended March 31, 2016, interest expense also included borrowing costs associated with our prior working capital line of credit with which was closed in December 2016.

Income Tax. Our income tax expenses during three months ended March 31, 2017 increased $18,119 to $371,280, as compared to $353,161 for same period in 2016. We have estimated an interim effective federal tax rate of 34% for both 2017 and 2016, excluding any applicable federal research tax credits. In addition, we estimate a California tax rate of 8% for 2017, excluding any applicable state tax credits.

Net Income. As a result of the factors identified above, we generated net income of $592,880, or $0.06 per basic and diluted share, for three months ended March 31, 2017, as compared to net income of $576,210, or $0.08 per basic and diluted share, for three months ended March 31, 2016.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2017, we funded our operations primarily from cash on hand and cash generated by our operations. As of March 31, 2017, our cash and cash equivalents had a balance of $17,750,773 as compared to $16,242,158 at December 31, 2016. The substantial balances of cash and cash equivalents of the comparative periods ended March 31, 2017 and December 31, 2016 resulted from the net proceeds of approximately $17.0 million from the Company’s initial public offering in December 2016.

On March 31, 2017 and December 31, 2016, our trade receivables totaled $3,347,992 and $4,403,946, respectively, of which $3,159,269 (94.4%) and $4,162,975 (94%), respectively, represented customer account balances of our largest telecommunications customer with 60-day payment terms. The decrease in trade receivables is associated with a decrease in sales to our largest customer in the three months ended March 31, 2017 as compared to the three months ended December 31, 2016.

Our available capital resources on March 31, 2017 consisted primarily of $17,750,733 in cash and cash equivalents and up to $1,000,000 under our new credit facility with Citibank. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any.

Credit Facility

On March 21, 2017, we entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000. The credit facility will expire at such time the parties mutually agreement terminate the credit facility or at the election of the lender. Interest accrues on the principal amount of revolving loans outstanding under the credit facility at a rate equal to the greater of (i) the prime rate of interest as published by Citibank, or (ii) the one-month London Interbank Offered Rate plus 2.0%. Amounts outstanding from time to time under the credit facility are due and payable monthly in an amount equal to the greater of 2.0% of the outstanding principal balance or $100, plus accrued interest. Upon the termination of the credit facility, any amounts owed under the credit facility will be payable by us in 48 equal consecutive monthly installments of principal, together with accrued monthly interest and any other charges beginning the first calendar month after the date of cancellation. The credit facility is also subject to an annual finance charge of $2,500, which amount has been waived for the first year. The credit facility is secured by a Certificate of Deposit (restricted cash) account opened by us with Citibank in the amount of $1,000,000.

Our credit facility contains negative covenants prohibiting us from (i) creating or permitting to exist any liens, security interests or other encumbrances on our assets, (ii) engaging in any business activities substantially different than those in which we presently engage, (iii) ceasing operations, liquidating, merging, transferring, acquiring or consolidating with any other entity, changing our name, dissolving or transferring or selling collateral out of the ordinary course of business, or (iv) paying dividends on our capital stock (other than dividends payable in stock).

As of March 31, 2017, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In):
Operating Activities	$1,596,511	$151,265
Investing Activities	(55,957)	(138,805)
Financing Activities	(31,979)	(43,008)

Net increase (decrease) in cash	$1,508,575	$(30,548)

Operating Activities

Net cash provided in operating activities for three months ended March 31, 2017 was $1,596,511, as compared to net cash provided $151,265 for same period in 2016, an increase of $1,445,246. This increase was primarily due to net income of $592,880 and increase in accounts payable of $306,949, offset by a decrease in accounts receivable of $1,055,954 and an increase in inventory of $719,104 resulting from increased production and revenue during three months ended March 31, 2017.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2017 totaled $55,957, as compared to $138,805 for the same period in 2016, a decrease of $82,848. This decrease was primarily due to a $37,848 decrease in acquisition of new capital equipment during three months ended March 31, 2017 compared to the same period in 2016.

Financing Activities

Net cash used by financing activities totaled $31,979 for the three months ended March 31, 2017, as compared to $43,008 net cash used by financing activities during the same period in 2016, a decrease of $11,029. This decrease was primarily due to closing a line of credit with our prior lender.

Backlog

As of March 31, 2017, we had a backlog of $1,026,579. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 46.2% in purchases of our DC power systems by telecommunications customers, of which 32.5% is from our single largest telecommunications customer. In addition, our backlog includes 29.0% in purchases from military contractors and 38.5% from miscellaneous customers. We believe that the majority of this backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s public accounting firm due to a transition period established by the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on our business, prospects, financial condition or results of our operation.

ITEM 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Polar Power, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are dependent on a limited number of customers.

Currently, the majority of our revenues are derived from one customer. Revenues from our largest customer, Verizon Wireless, comprised 92% of our total revenues for the three months ended March 31, 2017 and 91% and 81% of our total revenues for the years ended December 31, 2016 and 2015, respectively. We expect this trend to continue until we receive orders from two Tier 1 telecommunications companies that recently granted us approved supplier status. We expect to obtain orders from these new customers within the next two to four quarters. An unfavorable change in our business relationship with Verizon Wireless, our inability to obtain purchase orders from our new customers or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Recently, we were granted approved supplier status from two additional Tier 1 wireless carriers. Any factor adversely affecting sales of these power systems to Verizon Wireless, our new Tier 1 telecommunications customers, or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our sales are derived from individual purchase orders. Although we are an approved supplier to our telecommunications company customers, each company operates within multiple regions with each region having independent purchasing decision making. Each region has the ability to decide whether or not to purchase from Polar Power. Thus, we remain dependent upon securing new purchase orders from these customers in the future in order to sustain and grow our revenues. As a result, there is no assurance that our revenues and business will grow in the future. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

The high concentration of our sales within the telecommunications market could result in a significant reduction in sales and negatively affect our profitability if demand for our DC power systems declines within this market.

We expect to be predominately focused on the manufacturing, marketing and sales of DC power systems to telecommunications companies for the foreseeable future. We may be unable to shift our business focus away from these activities. Accordingly, the emergence of new competing DC power products or lower-cost alternative technologies, including AC power systems, may reduce the demand for our products. A downturn in the demand for our DC power systems within the telecommunications market would likely materially and adversely affect our sales and profitability.

Any failure by management to properly manage our expected growth could have a material adverse effect on our business, operating results and financial condition.

We expect that we will continue to grow in the near future. The growth of our business will require significant investments of capital and management’s close attention. Our strategy envisions a period of growth that may impose a significant burden on our administrative, financial, and operational resources. If we experience difficulties in any of these areas, we may not be able to expand our business successfully or effectively manage our growth. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, engineers, and other personnel. We may be unable to do so. Further, our failure to properly manage our expected growth could have a material adverse effect on our ability to retain key personnel. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. Any failure by management to manage growth and to respond to changes in our business could have a material adverse effect on our business, financial condition and results of operations.

The markets within which we compete are highly competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater financial and other resources to gain market share at our expense.

If our business continues to develop as expected, we anticipate that we will continue to grow in the near future. Although we believe we have sufficient cash and cash equivalents to grow our business over the next twelve to twenty-four months, if, due to capital constraints or otherwise, we are unable to procure and timely fulfill our anticipated growing demand or future backlog, our customers and potential customers may decide to purchase from our competitors. Also, some of our larger competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure as was the case during the first quarter of 2017 during which we reduced prices on our DC power systems, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets, or compete effectively against current and new competitors as our industry continues to evolve.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota represented approximately 13% and 8% of our total cost of sales for the three months ended March 31, 2017, respectively, and approximately 13% and 9% of our total cost of sales for the three months ended March 31, 2016, respectively. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

Price increases in some of the key components in our DC power systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our DC power systems are subject to fluctuation due to market forces beyond our control, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of engines can fluctuate frequently and often significantly. We do not have any long term contracts or commitments with our two key engine suppliers. Substantial increases in the prices of raw materials used in components which we source from our suppliers may result in increased prices charged by our suppliers. If we incur price increases from our suppliers for key components in our DC power systems, our production costs will increase. Given competitive market conditions, we may not be able to pass all or any of those cost increases on to our OEM customers in the form of higher sales prices. To the extent our competitors do not suffer comparable component cost increases, we may have even greater difficulty passing along price increases and our competitive position may be harmed. As a result, increases in costs of key components may adversely affect our margins and otherwise adversely affect our operating results and cash flows.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers in, without limitation, Australia, India, Africa and Latin America. International sales in the three month periods ending March 31, 2017 and March 31, 2016, accounted for 1.0% and 4.4% of total revenue, respectively. During 2016 and 2015, our sales to international customers accounted for 0% and 2%, respectively, of total revenue. We expect that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in this Quarterly Report on Form 10-Q.

Because we have little or no control over many of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

Our revenues, net income and other operating results are heavily dependent upon the size and timing of customer orders and projects, and the timing of the completion of those projects. The timing of our receipt of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the mid- and long-term and because a high percentage of our operating expenses are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from quarter-to-quarter and can result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able, or it may not be prudent for us, to reduce our expenses rapidly in response to the revenue shortfall, which can result in us suffering significant operating losses or declines in profit margins in that quarter.

Due to these factors and the other risks discussed in this Quarterly Report on Form 10-Q, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations or our revenue backlog could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline significantly.

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

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include, without limitation:

•	competition from existing technologies and products or new technologies and products that may emerge;

•	a significant reduction in sales from our largest customers, including Verizon Wireless;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional products;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;

•	sales of our shares of common stock by us, or our stockholders in the future;

•	trading volume of our shares of common stock on The NASDAQ Capital Market;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

•	disputes or other developments related to intellectual property and other proprietary rights;

•	changes in accounting practices;

•	significant lawsuits, including stockholder litigation; and

•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 10, 2017, our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owned approximately 55% of our outstanding common stock. If Mr. Sams were to sell a substantial portion of the shares he holds, our stock price could decline as a result of such sale. As of May 10, 2017, approximately 7,383,158 shares of common stock, including the 5,578,176 shares held by Mr. Sams, are subject to a lock-up agreement with our underwriters which expires on July 7, 2017.

We registered, on a Form S-8, 1,754,385 shares of common stock that we may issue under our 2016 Omnibus Incentive Plan, or the 2016 Plan. These shares of common stock can be freely sold in the public market upon issuance and once vested, subject to the lock-up period described above.

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

These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

To comply with the requirements of being a public company, we may need to undertake various activities, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future.

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

Under our 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of March 31, 2017, we had not granted any options to purchase shares of common stock under the 2016 Plan or otherwise. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLAR POWER, INC.

Date: May 15, 2017	By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary