Form 10-Q/A
period 2017-03-31
Polar Power, Inc.
filed 2017-07-11
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

Explanatory Note

Polar Power, Inc. (the “Company”) has prepared this Amendment No. 1 to Form 10-Q (“Amendment”) for the sole purpose of correcting an error in the risk factor entitled “A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well” with respect to the number of shares of common stock of the Company subject to lock-up agreements, and the date of expiration of such lock-up agreements. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 10, 2017, our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owned approximately 55% of our outstanding common stock. If Mr. Sams were to sell a substantial portion of the shares he holds, our stock price could decline as a result of such sale. As of May 10, 2017, approximately 6,726,960 shares of common stock, including the 5,578,176 shares held by Mr. Sams, were subject to a lock-up agreement with our underwriters which expires on December 6, 2017, and approximately 656,198 shares of common stock were subject to a lock-up agreement with our underwriters which expired on June 4, 2017.

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

POLAR POWER, INC.

Date: July 11, 2017	By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary