Form 10-Q
period 2017-06-30
Polar Power, Inc.
filed 2017-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number: 001-37960

POLAR POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

249 E. Gardena Blvd., Gardena, California 90248	90248
(Address of principal executive offices)	(Zip Code)

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

Smaller Reporting Company ☐  Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2017 was 10,143,158.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER INC.
CONDENSED BALANCE SHEETS
	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,000,423 at June 30, 2017)	$15,051,845	$16,242,158
Accounts receivable	1,712,488	4,403,946
Inventories, net	5,736,669	4,839,591
Prepaid expenses	259,976	178,569
Refundable income taxes	988,168	—
Total current assets	23,749,146	25,664,264
Other assets:
Property and equipment, net	775,951	737,586
Deposits	66,796	66,796
Deferred tax assets	218,015	160,637
Total assets	$24,809,908	$26,629,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$108,371	$659,355
Customer deposits	72,931	71,954
Income taxes payable	—	1,227,308
Accrued and other current liabilities	441,973	669,889
Current portion of notes payable	108,452	111,368
Total current liabilities	731,727	2,739,874
Notes payable, net of current portion	182,452	237,431

Total liabilities	914,179	2,977,305

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,242,715	19,242,715
Retained earnings	4,652,000	4,408,249
Total shareholders’ equity	23,895,729	23,651,978

Total liabilities and shareholders’ equity	$24,809,908	$26,629,283

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC. CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales	$2,441,753	$4,678,539	$7,408,734	$8,066,282
Cost of Sales	1,674,129	3,227,658	4,724,380	5,177,297
Gross Profit	767,624	1,450,881	2,684,354	2,888,985

Operating Expenses
General and administrative	683,629	515,391	1,355,054	879,191
Research and development	391,019	47,204	467,021	89,134
Sales and Marketing	270,343	107,611	465,438	182,194
Depreciation and amortization	7,674	5,914	15,408	11,559
Total operating expenses	1,352,665	676,120	2,302,921	1,162,078

Income (Loss) from operations	(585,041)	774,761	381,433	1,726,907

Other (expenses) income
Interest	(5,417)	(39,787)	(10,193)	(63,791)
Other income	21,612	4,488	24,074	5,717
Total other (expenses) income, net	16,195	(35,299)	13,881	(58,074)

Income (Loss) before income taxes	(568,846)	739,462	395,314	1,668,833
Income tax provision (benefit)	(219,717)	376,983	151,563	730,144
Net Income (Loss)	$(349,129)	$362,479	$243,751	$938,689

Net Income (Loss) per share – basic and diluted	$(0.03)	$0.05	$0.02	$0.13
Weighted average shares outstanding, basic and diluted	10,143,158	7,383,150	10,143,158	7,383,150

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	Shareholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2016	10,143,158	$1,014	$19,242,715	$4,408,249	$23,651,978

Net Income	—	—	—	243,751	243,751

Balance, June 30, 2017 (unaudited)	10,143,158	$1,014	$19,242,715	$4,652,000	$23,895,729

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net Income	$243,751	$938,689
Adjustments to reconcile net income to net cash used in operating activities:
Common shares issued for services	—	37,500
Depreciation and amortization	120,080	96,580
Changes in operating assets and liabilities

Accounts receivable	2,691,458	(2,362,891)
Inventories	(897,078)	(725,267)
Prepaid expenses	(81,407)	(44,465)
Deposits	—	(7,500)
Refundable income taxes	(988,168)	—
Deferred tax assets	(57,378)	68,889
Accounts payable	(550,984)	826,651
Income taxes payable	(1,227,308)	445,918
Customer deposits	977	136,241
Accrued expenses and other current liabilities	(227,916)	306,645
Net cash used in operating activities	(973,973)	(283,010)

Cash flows from investing activities:
Acquisition of property and equipment	(158,445)	(107,709)
Payable for acquired technology	—	(90,000)
Net cash used in investing activities	(158,445)	(197,709)

Cash flows from financing activities:
Advances (repayment) of credit line; net	—	607,443
Repayment of notes	(57,895)	(189,283)
Net cash (used in) provided by financing activities	(57,895)	418,160

Decrease in cash and cash equivalents	(1,190,313)	(62,559)
Cash and cash equivalents, beginning of period	16,242,158	263,418
Cash and cash equivalents, end of period	$15,051,845	$200,859
Supplemental Cash Flow Information:
Taxes Paid	$2,424,417	$—
Interest Paid	10,193	63,791
Supplemental non-cash investing and financing activities:
Assets acquired under notes payable	$—	$237,463

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL
STATEMENTS FOR THE THREE AND SIX
MONTHS ENDED JUNE 30, 2017 AND 2016

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2016 and 2015 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017. These financial statements should be read in conjunction with that report.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of June 30, 2017 and December 31, 2016, the Company has established inventory reserves of $250,000 for obsolete and slow-moving inventory. As of June 30, 2017 and December 31, 2016, the components of inventories were as follows:

	June 30, 2017 (unaudited)	December 31, 2016
Raw materials	$2,736,512	$3,302,818
Finished goods	3,250,157	1,786,773
	5,986,669	5,089,591
Less: Inventory reserve	(250,000)	(250,000)
Total Inventories, net	$5,736,669	$4,839,591

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of June 30, 2017 and December 31, 2016, the Company’s product warranty liability had a balance of $175,000. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in accrued and other current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2017 (unaudited)	December 31, 2016
Balance at beginning of the period	$175,000	$25,000
Payments	(116,923)	(135,457)
Provision for warranties	116,923	285,457
Balance at end of the period	$175,000	$175,000

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

Tax benefits from an uncertain tax position are recognized only if it more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than 50% likelihood of being realized upon ultimate resolution. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Concentrations

Cash. The Company maintains cash balances at two banks. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash is financially sound and, accordingly, minimal credit risk exists.

Net Sales. For the three months ended June 30, 2017 and 2016, 73% and 94%, respectively, of net sales were generated from the Company’s largest telecommunications customer, Verizon Wireless. For the six months ended June 30, 2017 and 2016, 85% and 88%, respectively, of net sales were generated from Verizon Wireless.

Accounts receivable. On June 30, 2017, accounts receivable related to the Company’s largest customer represented 88% of the Company’s receivables. On December 31, 2016, 94% of the Company’s accounts receivable were from one customer, Verizon Wireless.

Accounts payable. On June 30, 2017, accounts payable to the Company’s largest vendor represented 33% while the other two largest vendors represented 13% and 11% each. On December 31, 2016, accounts payable to the Company’s largest vendor represented 29%, while the other two largest vendors represented 9% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on its two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota, represented 47% and 26% of the Company’s total cost of sales for the three months ended June 30, 2017 and 2016, respectively; and represented 49% and 26% of the Company’s total cost of sales for the six months ended June 30, 2017 and 2016, respectively.

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

NOTE 2 – RESTRICTED CASH

As of June 30, 2017, the Company’s cash balance of $15,051,845 included restricted cash of $1,000,423. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2017 (Unaudited)	December 31, 2016
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	1,320,439	1,193,892
Vehicles	83,781	51,883
Leasehold improvements	42,173	42,173
Office equipment	100,245	100,245
Software	97,533	97,533
Total property and equipment, cost	1,714,920	1,556,475
Less: accumulated depreciation and amortization	(938,969)	(818,889)
Property and equipment, net	$775,951	$737,586

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2017 and June 30, 2016 was $60,906 and $55,666, respectively. During the three months ended June 30, 2017 and June 30, 2016, $53,232 and $49,752, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2017 and June 30, 2016 was $120,080 and $96,580, respectively. During the six months ended June 30, 2017 and June 30, 2016, $104,672 and $85,021, respectively, was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2017	December 31,
	(Unaudited)	2016
Total Equipment Notes Payable	$290,904	$348,799
Less Current Portion	(108,452)	(111,368)
Notes Payable, Long term	$182,452	$237,431

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $10,000 are due through 2019.

NOTE 5 – LINE OF CREDIT

On March 21, 2017, the Company entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000. The credit facility will expire at such time the parties mutually agree to terminate the credit facility or at the election of the lender. Interest accrues on the principal amount of revolving loans outstanding under the credit facility at a rate equal to the greater of (i) the prime rate of interest as published by Citibank, or (ii) the one-month London Interbank Offered Rate plus 2%. Amounts outstanding from time to time under the credit facility are due and payable monthly in an amount equal to the greater of 2% of the outstanding principal balance or $100, plus accrued interest. Upon the termination of the credit facility, any amounts owed under the credit facility will be payable by the Company in 48 equal consecutive monthly installments of principal, together with accrued monthly interest and any other charges beginning the first calendar month after the date of cancellation. The credit facility is also subject to an annual finance charge of $2,500, which amount has been waived for the first year. The credit facility is secured by a Certificate of Deposit (restricted cash) account opened by the Company with Citibank in the amount of $1,000,000.

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

As of June 30, 2017, the Company had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

NOTE 6 – SHAREHOLDERS’ EQUITY

Warrants

At June 30, 2017, warrant shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2016	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, June 30, 2017	115,000	$8.75

All warrants outstanding are exercisable and have a remaining contractual life of 4.5 years. There was no intrinsic value of the outstanding and exercisable warrants at June 30, 2017.

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

During the three months ended June 30, 2017 and 2016, Smartgen performed $26,235 and $19,170 in field services, respectively. Smartgen performed $96,882 and $31,104 in field services for the six months ended June 30, 2017 and 2016, respectively.

Smartgen purchased $176 and $1,136 in goods, parts and services from the Company during the three and six months ended June 30, 2017, respectively. Smartgen made no purchases from the Company during the six months ended June 30, 2016.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Current
Federal	$166,387	$502,027
State	42,554	159,227
Deferred
Federal	(46,449)	65,834
State	(10,929)	3,056
Provision for income tax expense	$151,563	$730,144

	Six Months Ended June 30,
	2017	2016
Federal income tax rate	34%	34%
State tax, net of federal benefit	8%	8%
Permanent differences	—%	—%
Change in accrued liabilities	(6.6)%	17%
Change in valuation allowances	—%	(15)%
Other	2.6%	—%
Effective income tax rate	38%	44%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2017 and at December 31, 2016 are as follows:

	June 30, 2017 (Unaudited)	December 31, 2016
Deferred tax assets:
Inventory reserves	$230,730	$105,000
Accrued liabilities	137,313	209,084
Total deferred tax assets	368,033	314,084
Accumulated depreciation	(150,018)	(153,447)
Net deferred tax assets	$218,015	$160,637

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2017 and December 31, 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2017 and December 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company has refundable income taxes of $988,168 as of June 30, 2017. This was a result of estimated tax payments for the first quarter of 2017. The refundable income taxes will be used to offset any taxable net income in the annual tax return.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

Sales Backlog

As of June 30, 2017, the Company had a backlog of $1,685,114. The amount of backlog represents revenue that the Company anticipates recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Product delivery to fulfill a customer’s purchase order depends on the customer’s requested ship date, which may require the Company to hold on to finished goods for weeks or months. A customer could have delays in preparing the site where our product will be installed, causing the Company to delay product delivery. Finished product tied to a purchase order, but which has not been delivered to the customer is counted as part of the Company’s backlog.

The Company’s backlog consists of 68% in purchases of its DC power systems by telecommunications customers, of which 67% is from the Company’s single largest telecommunications customer. In addition, the Company’s backlog includes 25% in purchases from military contractors, and 7% from miscellaneous customers. The Company believes the majority of its backlog will be shipped within the next six months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected in its backlog.

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

Overview

We design, manufacture and sell direct current, or DC, power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 20 kW:

●	DC base power systems. These systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

●	DC hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary BMS into our standard DC power systems.

●	DC solar hybrid power systems. These systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power system.

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. We accrued a liability for warranty reserve of $175,000 on each of December 31, 2016 and June 30, 2017. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current liabilities in the balance sheets.

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

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements commencing on page 7 of this Quarterly Report on Form 10-Q.

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

Financial Performance Summary and Outlook

During the second quarter of 2017, we experienced a 48% decline in net sales as compared to the second quarter of 2016, primarily as a result of a decline in sales of our DC power systems to our largest customer, Verizon Wireless, coupled with a price reduction in our DC power systems that took effect in March 2017. We remain confident in the long-term demand for our DC power systems and we continue to believe that sales volumes to Verizon Wireless will increase during the second half of 2017. Since the beginning of 2017, we have been granted approved supplier status from two additional Tier 1 telecommunications customers, one of whom purchased its initial set of DC power systems during the second quarter of 2017.

Our gross profit margin was 31.4% for the quarter ended June 30, 2017, as compared to 44.7% for the year ended December 31, 2016. Our gross profit margin for the quarter ended June 30, 2017 was negatively affected as a result of a price reduction in our DC power systems that took effect in March 2017, and the implementation of new production equipment, tooling, and staff training. We have made substantial improvements in our production facility during 2017 and continue to believe that our gross profit as a percentage of net sales will improve to a range of 40%-45% in the second half of 2017, especially as the volume of sales increases.

During the second quarter of 2017, we continued to invest heavily in research and development and in doing so developed a new 15kW horizontal DC power system, re-designed our Supra Controller to meet the latest standards in technology, and started the process of developing a new hybrid power system for our international markets.

In an effort to reduce our customer and geographic concentration risk, since the beginning of 2017 we established a presence on four continents with six full time sales executives. We also opened a customer service operations center in Romania providing us with the resources to support our global growth strategy. We believe these initiatives lay the necessary foundation for long term financial performance and we expect to see sales from many of these regions during the latter part of 2017.

Our goals for the remainder of 2017 include continuing to build our business relationships with top telecommunications carriers worldwide; actively demonstrating our product portfolio to regional centers in the US; and commencing an R&D program for a 200kW DC generator for data center and military applications.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three Months Ended		Dollar	Percentage	Results as a Percentage of Net Sales for the
	June 30,		Variance	Variance	Three Months Ended
	2017	2016	Favorable	Favorable	June 30,
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2017	2016
Net sales	$2,441,753	$4,678,539	$(2,236,786)	(48)%	100.0%	100.0%
Cost of sales	1,674,129	3,227,658	1,553,529	48%	68.6%	69.0%
Gross profit	767,624	1,450,881	(683,257)	(47)%	31.4%	31.0%
Research and development expenses	391,019	47,204	(343,815)	(728)%	16.0%	1.0%
Sales and marketing expenses	270,343	107,611	(162,733)	(151)%	11.1%	2.3%
General and administrative expenses	683,629	515,391	(168,238)	(33)%	28.0%	11.0%
Depreciation and amortization expense	7,674	5,914	(1,760)	(30)%	0.3%	0.1%
Total operating expenses	1,352,665	676,120	(676,545)	(100)%	55.4%	14.5%
Income (loss) from operations	(585,041)	774,761	(1,359,802)	(176)%	(24.0)%	16.6%
Interest expense	(5,417)	(39,787)	34,370	86%	(0.2)%	(0.9)%
Other income	21,612	4,488	17,124	382%	0.9%	0.1%
Income (loss) before income taxes	(568,846)	739,462	(1,308,308)	(177)%	(23.3)%	15.8%
Provision for income taxes (benefit)	(219,717)	376,983	596,700	158%	(9.0)%	8.1%
Net income (loss)	$(349,129)	$362,479	$(711,608)	(196)%	(14.3)%	7.7%

Net Sales. Net sales decreased $2,236,786, or 48%, to $2,441,753 for the three months ended June 30, 2017, as compared to $4,678,539 for the same period in 2016. The decrease in net sales was primarily due to a decrease in the number of DC base power systems sold to our largest telecommunications customer, Verizon Wireless, coupled with the overall reduction in sales prices of our DC power systems that took effect in March 2017. Sales to Verizon Wireless accounted for 73% of our total net sales during the three months ended June 30, 2017, as compared to 94% of total net sales for the same period in 2016.

Cost of Sales. Cost of sales during the three months ended June 30, 2017 decreased by $1,553,529, or 48%, to $1,674,129, as compared to $3,227,658 during the same period in 2016. Cost of sales as a percentage of net sales during the three months ended June 30, 2017 remained constant at 69% as compared to the same period in 2016.

Gross Profit. Gross profit during the three months ended June 30, 2017 decreased by $683,257, or 47%, to $767,624, as compared to $1,450,881 during the same period in 2016. The decrease was primarily attributable to a decrease in sales of our DC power systems, coupled with a reduction in sales prices of our DC power systems which took effect in March 2017. Our gross profit as a percentage of net sales was 31.4% for the quarter ended June 30, 2017, as compared to 31.0% in the same period in 2016. Our gross profit as a percentage of net sales for the quarter ended June 30, 2017 was negatively affected as a result of a price reduction in our DC power systems that took effect in March 2017, and the implementation of new production equipment, tooling, and staff training.

Research and Development Expenses. During the three months ended June 30, 2017, research and development expenses increased by $343,815, or 728%, to $391,019, as compared to $47,204 during same period in 2016. A substantial portion of this increase in research and development expense was related to the development of a new 15kW horizontal DC power system, re-designing our Supra Controller to meet the latest standards in technology, and started developing a new hybrid power system for international markets.

Sales and Marketing Expenses. Sales and marketing expenses increased to $270,343 during the three months ended June 30, 2017, as compared to $107,611 during the same period in 2016. This represents an increase of $162,733, which was attributed to adding key sales and sales support personnel hired as part of our strategy in reducing our customer and geographic concentration by expanding our sales infrastructure within the U.S. and international markets.

General and Administrative Expenses. General and administrative expenses increased by $168,238, or 33%, to $683,629 during the three months ended June 30, 2017, as compared to $515,394 during same period in 2016. The increase in general and administrative expenses was primarily due to an increase in legal and accounting costs associated with our quarterly and annual financial reporting, not previously performed in the same period in 2016. We anticipate our general and administrative expenses to remain flat or slightly lower as percentage of sales during the remainder of 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased by $35,674, to $60,906 during the three months ended June 30, 2017, as compared to $96,580 during same period in 2016. During the three months ended June 30, 2017 and 2016, $53,232 and $85,021, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The decrease was a result of an increase in production machinery reaching full depreciation.

Interest Expense. Interest expense for the three months ended June 30, 2017 was $5,417, as compared to $39,787 during the same period in 2016, a decrease of $34,370. Our interest expense during the three months ended June 30, 2017 is mainly attributable to financing costs related to production equipment. Interest expense for the three months ended June 30, 2016, included borrowing costs associated with our prior working capital line of credit which was closed in December 2016.

Income Tax. We had a reduction of income tax as a result a loss before taxes of $568,846 for the three months ended June 30, 2017, as compared to tax expense of $376,983 during the same period in 2016. In April 2017, we made first quarter estimated tax payments of $1.2 million, which as of June 30, 2017 has become a refundable income tax asset of $988,168 on our balance sheet. It will be used to offset any taxable income in our annual tax return.

Net Loss. As a result of the factors identified above, we incurred a net loss of $349,129, or $0.03 per basic and diluted share, for the three months ended June 30, 2017, as compared to net income of $362,479, or $0.05 per basic and diluted share, for three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended		Dollar	Percentage	Results as a Percentage of Net Sales for the
	June 30,		Variance	Variance	Six Months Ended
	2017	2016	Favorable	Favorable	June 30,
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2017	2016
Net sales	$7,408,734	$8,066,282	$(657,548)	(8)%	100.0%	100.0%
Cost of sales	4,724,380	5,177,297	452,917	9%	63.8%	64.2%
Gross profit	2,684,354	2,888,985	(204,631)	(7)%	36.2%	35.8%
Research and development expenses	467,021	89,134	(377,887)	(424)%	6.3%	1.1%
Sales and marketing expenses	465,438	182,194	(283,244)	(155)%	6.3%	2.3%
General and administrative expenses	1,355,054	879,191	(475,863)	(54)%	18.3%	10.9%
Depreciation and amortization expense	15,408	11,559	(3,849)	(33)%	0.2%	0.1%
Total operating expenses	2,302,921	1,162,078	(1,140,843)	(98)%	31.1%	14.4%
Income from operations	381,433	1,726,907	(1,345,474)	(78)%	5.1%	21.4%
Interest expense	(10,193)	(63,791)	53,598	84%	(0.1)%	(0.8)%
Other income	24,074	5,717	18,357	321%	0.3%	0.1%
Income before income taxes	395,314	1,668,833	(1,273,519)	(76)%	5.3%	20.7%
Provision for income taxes	151,563	730,144	578,581	79%	2.0%	9.1%
Net income	$243,751	$938,689	$(694,938)	(74)%	3.3%	11.6%

Net Sales. Net sales decreased $657,548, or 8%, to $7,408,734 for the six months ended June 30, 2017, as compared to $8,066,282 for the six months ended June 30, 2016. The 8% decrease in net sales is a result of a decrease in sales of our DC power systems to our largest telecommunications customer coupled with the overall reduction in sales prices of our DC power systems that took effect in March 2017. We have experienced revenue fluctuations on a month-to-month basis during the first six months of 2017, as compared to a steady growth in revenues during the same period in 2016. We continue to believe that sales volumes to our largest telecommunications customer will increase during the second half of 2017. During the first quarter of 2017, we were granted approved supplier status from two additional Tier 1 U.S. wireless carriers. One of the two carriers purchased its initial set of DC power systems during the three months ended June 30, 2017.

Cost of Sales. Cost of sales for the six months ended June 30, 2017 decreased 9% to $4,724,380, as compared to $5,177,297 during the same period in 2016. Cost of sales as a percentage of net sales remained constant at 64% of net sales in the six months ended June 30, 2017 as compared the same period in 2016.

Gross Profit. Our gross profit decreased 7%, or $204,631, for the six months ended June 30, 2017, as compared to the same period in 2016. The primary reason for the reduction in gross profit is attributed to the decrease in net sales. Our gross profit as a percentage of net sales remained constant at 36% for the six months ended June 30, 2017, as compared to the same period in 2016. We have made substantial improvements in our production facility during 2017 and we continue to believe that our gross profit margin as a percentage of net sales will improve to a range of 40%-45% in the second half of 2017, especially as the volume of sales increases. Our employee count as of June 30, 2017 was 106, a 36% increase over last year’s headcount of 78 on June 30, 2016.

Research and Development Expenses. Our research and development expenses increased by 424% to $467,021 for the six months ended June 30, 2017, as compared to $89,134 for the same period in 2016. During the six months period ending June 30, 2017, we added more engineering staff to support our growing demands and new product developments. A substantial portion of this increase in research and development was attributed to the development of a new 15 kW horizontal DC power system, re-designing our Supra Controller to meet the latest standards in technology, and commencing the development of a new hybrid power system for international markets.

Sales and Marketing Expenses. Our sales and marketing expenses were $465,438 for the six months ended June 30, 2017, as compared to $182,194 for the same period in 2016. This represents an increase of 155%. During this period we established a presence on four continents with six new full time sales executives. We believe these initiatives lay the necessary foundation for long term financial performance and we expect to see sales from many of these regions during the latter part of 2017.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 increased 54% to $1,355,054, as compared to $879,191 for the same period in 2016. The increase in general and administrative expenses was primarily due to an increase in legal and accounting costs associated with our quarterly and annual financial reporting, not previously performed in the same period in 2016.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the six months ended June 30, 2017 was $120,080, as compared to $96,580 for the same period in 2016. The increase in depreciation and amortization expense in 2017 is a result of purchasing machinery to improve our production facility and the acquisition of two service vehicles to support our field technicians. During the six months ended June 30, 2017 and June 30, 2016, $104,673 and $85,021, respectively, was included in the balance of cost of sales.

Interest Expense. Interest expense for the six months ended June 30, 2017 was $10,193, as compared to $63,791 for the same period in 2016. The reduction in our interest expense during the six months ended June 30, 2017 is a result of paying off our prior working capital line of credit in December 2016.

Income Tax. Our provision for income tax expense for the six months ended June 30, 2017 was $151,563, as compared to $730,144 for the same period in 2016. The decrease in income tax expense is directly attributable to a decrease in net income before taxes of $1,273,519 for the six months ended June 30, 2017.

Net Income. Our net income for the six months ended June 30, 2017 was $243,751, or $0.02 per basic and diluted share, as compared to $938,668, or $0.13 per basic and diluted share, for the same period in 2016.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2017, we funded our operations primarily from cash on hand and cash generated by our operations. As of June 30, 2017, our cash and cash equivalents had a balance of $15,051,845, as compared to $16,242,158 at December 31, 2016. The substantial balances of cash and cash equivalents at June 30, 2017 resulted primarily from the net proceeds of approximately $17.0 million from our initial public offering in December 2016.

On June 30, 2017 and December 31, 2016, our trade receivables totaled $1,712,488 and $4,403,946, respectively, of which $1,502,943 (88%) and $3,697,525 (94%), respectively, represented customer account balances of our largest telecommunications customer with 60-day payment terms. The decrease in trade receivables is associated with a decrease in sales to our largest customer in the three months ended June 30, 2017.

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

As of June 30, 2017, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six month periods set forth below:

	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)
Net Cash Provided by (Used In)
Operating Activities	$(973,973)	$(283,010)
Investing Activities	(158,445)	(197,709)
Financing Activities	(57,895)	418,160
Net decrease in cash	$(1,190,313)	$(62,559)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $973,973, as compared to net cash used of $283,010 for same period in 2016. This is an increase use of cash of $690,962, which was primarily due to the increase in income tax payments and a decrease in net sales which negatively affected our accounts receivable. In April 2017, we used $2,424,417 to pay $1,232,417 in taxes for the year ended December 2016 and $1,192,000 for an estimated tax payment for the quarter ending March 31, 2017.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 totaled $158,445, as compared to $197,709 for the same period in 2016, a decrease of $39,264. This decrease was primarily due to paying off a note payable on acquired technology of $90,000 during the six months ended June 2016, which did not exist in 2017.

Financing Activities

Net cash used by financing activities totaled $57,895 for the six months ended June 30, 2017, as compared to a gain of $418,160 for the same period in 2016. This decrease was primarily due to closing a line of credit with our prior lender.

Backlog

As of June 30, 2017, we had a backlog of $1,685,114. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 68% in purchases of our DC power systems by telecommunications customers, of which 67% is from our single largest telecommunications customer. In addition, our backlog includes 25% in purchases from military contractors and 7% from miscellaneous customers. We believe that the majority of this backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s public accounting firm due to a transition period established by the rules of the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from one customer. Revenues from our largest customer, Verizon Wireless, comprised 85% of our total revenues for the six months ended June 30, 2017 and 91% and 81% of our total revenues for the years ended December 31, 2016 and 2015, respectively. We expect this trend to continue until we receive orders from two Tier 1 telecommunications companies that granted us approved supplier status during the first quarter of 2017. An unfavorable change in our business relationship with Verizon Wireless, our inability to obtain purchase orders from our new Tier 1 telecommunications customers or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. We were granted approved supplier status from two additional Tier 1 telecommunications customers in the first quarter of 2017. Any factor adversely affecting sales of these power systems to Verizon Wireless, our new Tier 1 telecommunications customers, or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

The markets in which we and our customers operate are characterized by rapid technological change, especially within the telecommunications market. Significant technological changes could render our existing and potential new products, services and technology obsolete. Our future success will depend, in large part, upon our ability to:

●	effectively identify and develop leading energy efficient technologies;

●	continue to develop our technical expertise;

●	enhance our current products and services with new, improved and competitive technology; and

●	respond to technological changes in a cost-effective and timely manner.

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

Our future success will depend on our ability to continue to develop new and enhanced DC power systems and related products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services depends on a number of factors, including:

●	the changing requirements and preferences of the potential customers in our markets;

●	the accurate prediction of market requirements, including regulatory issues;

●	the timely completion and introduction of new products and services to avoid obsolescence;

●	the quality, price and performance of new products and services;

●	the availability, quality, price and performance of competing products and services;

●	our customer service and support capabilities and responsiveness;

●	the successful development of our relationships with existing and potential customers; and

●	changes in industry standards.

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

We cannot provide assurance that products and services that we have recently developed or that we develop in the future will achieve market acceptance. If our new products and services fail to achieve market acceptance, or if we fail to develop new or enhanced products and services that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

We are dependent on relationships with our key material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota represented 47% and 26% of our total cost of sales for the three months ended June 30, 2017, respectively, and 49% and 26% of our total cost of sales for the six months ended June 30, 2016, respectively. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

A portion of our key components, such as engines, magnets and cooling systems, are purchased from suppliers located overseas, primarily in Asia. Our international sourcing subjects us to a number of potential risks in addition to the risks associated with third-party sourcing generally. These risks include:

●	inflation or changes in political and economic conditions;

●	unstable regulatory environments;

●	changes in import and export duties;

●	currency rate fluctuations;

●	trade restrictions;

●	labor unrest;

●	logistical and communications challenges; and

●	other restraints and burdensome taxes.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers in, without limitation, Australia, Singapore, India, Africa and Latin America. International sales in the three month periods ending June 30, 2017 and June 30, 2016, accounted for 2.0% and 1.0% of total revenue, respectively. During 2016 and 2015, our sales to international customers accounted for 0% and 2%, respectively, of total revenue. We expect that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of doing business internationally include:

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

In recent years, there has been a significant amount of litigation in the U.S. involving patents and other intellectual property rights. In the future, we may be a party to litigation as a result of an alleged infringement of others’ intellectual property. Successful infringement claims against us could result in substantial monetary liability, require us to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of our business. In addition, even if we prevail on these claims, this litigation could be time-consuming and expensive to defend or settle, and could result in the diversion of our time and attention and of operational resources, which could materially and adversely affect our business. Any potential intellectual property litigation also could force us to do one or more of the following:

●	stop selling, incorporating or using our products and services that use the infringed intellectual property;

●	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on commercially reasonable terms, or at all; or

●	redesign the products and services that use the technology.

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

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include, without limitation:

●	competition from existing technologies and products or new technologies and products that may emerge;

●	a significant reduction in sales from our largest customers, including Verizon Wireless;

●	actual or anticipated variations in our quarterly operating results;

●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	our cash position;

●	announcement or expectation of additional financing efforts;

●	issuances of debt or equity securities;

●	our inability to successfully enter new markets or develop additional products;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;

●	sales of our shares of common stock by us, or our stockholders in the future;

●	trading volume of our shares of common stock on The NASDAQ Capital Market;

●	market conditions in our industry;

●	overall performance of the equity markets and general political and economic conditions;

●	introduction of new products or services by us or our competitors;

●	additions or departures of key management, engineering or other personnel;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

●	changes in the market valuation of similar companies;

●	disputes or other developments related to intellectual property and other proprietary rights;

●	changes in accounting practices;

●	significant lawsuits, including stockholder litigation; and

●	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 8, 2017, our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owned approximately 55% of our outstanding common stock. If Mr. Sams were to sell a substantial portion of the shares he holds, our stock price could decline as a result of such sale. As of August 8, 2017, approximately 6,726,960 shares of common stock, including the 5,578,176 shares held by Mr. Sams, are subject to a lock-up agreement with our underwriters which expires on December 7, 2017.

We registered, on a Form S-8, 1,754,385 shares of common stock that we may issue under our 2016 Omnibus Incentive Plan, or the 2016 Plan. These shares of common stock can be freely sold in the public market upon issuance and once vested.

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

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

●	a requirement that special meetings of stockholders be called only by the board of directors, the president or the chief executive officer;

●	advance notice requirements for stockholder proposals and nominations for election to our board of directors; and

●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Under our 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of June 30, 2017, we had not granted any options to purchase shares of common stock under the 2016 Plan or otherwise. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.

●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

●	We will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

●	The rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

●	We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Date: August 14, 2017	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams
President, Chief Executive Officer and Secretary