Form 10-Q
period 2017-09-30
Polar Power, Inc.
filed 2017-11-13
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 13, 2017 was 10,143,158.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER INC.
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,000,423 at September 30, 2017)	14,779,028	16,242,158
Accounts receivable	1,978,929	4,403,946
Inventories, net	5,276,326	4,839,591
Prepaid expenses	331,826	178,569
Refundable income taxes	1,257,585	0
Total current assets	23,623,694	25,664,264
Other assets:
Property and equipment, net	734,225	737,586
Deposits	77,296	66,796
Deferred tax assets	213,278	160,637
Total assets	24,648,493	26,629,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	271,111	659,355
Customer deposits	70,111	71,954
Income taxes payable	—	1,227,308
Accrued expenses and other current liabilities	557,901	669,889
Current portion of notes payable	109,339	111,368
Total current liabilities	1,008,462	2,739,874
Notes payable, net of current portion	154,206	237,431

Total liabilities	1,162,668	2,977,305

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,242,715	19,242,715
Retained earnings	4,242,096	4,408,249
Total shareholders’ equity	23,485,825	23,651,978

Total liabilities and shareholders’ equity	$24,648,493	$26,629,283

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC. CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales	$3,030,026	$7,458,949	$10,438,761	$15,525,231
Cost of Sales	2,201,083	4,063,404	6,925,464	9,240,701
Gross Profit	828,943	3,395,545	3,513,297	6,284,530

Operating Expenses
General and administrative	633,776	596,584	1,988,830	1,475,775
Research and development	480,405	58,610	947,427	147,744
Sales and Marketing	395,793	99,218	861,231	281,412
Depreciation and amortization	7,621	7,451	23,029	19,010
Total operating expenses	1,517,595	761,863	3,820,517	1,923,941

Income (Loss) from operations	(688,652)	2,633,682	(307,220)	4,360,589

Other (expenses) income
Interest expense	(4,463)	(32,635)	(14,656)	(96,426)
Other income (expense)	18,531	(1,144)	42,605	4,573
Total other (expenses) income	14,068	(33,779)	27,949	(91,853)

Income (Loss) before income taxes	(674,584)	2,599,903	(279,271)	4,268,736
Income tax provision (benefit)	264,681	(818,584)	113,118	(1,548,728)
Net Income (Loss)	$(409,903)	$1,781,319	$(166,153)	$2,720,008

Net Income (Loss) per share – basic and diluted	$(0.04)	$0.24	$(0.02)	$0.37
Weighted average shares outstanding, basic and diluted	10,143,158	7,380,145	10,143,158	7,380,145

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	Shareholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2016	10,143,158	$1,014	$19,242,715	$4,408,249	$23,651,978

Net loss	—	—	—	(166,153)	(166,153)

Balance, September 30, 2017 (unaudited)	10,143,158	$1,014	$19,242,715	$4,242,096	$23,485,825

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$(166,153)	$2,720,008
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common shares issued for services	—	37,500
Depreciation and amortization	185,758	154,010
Changes in operating assets and liabilities:
Accounts receivable	2,425,017	(3,698,436)
Inventories	(436,735)	(1,485,279)
Prepaid expenses	(153,257)	(41,278)
Deposits	(10,500)	22,148
Refundable income taxes	(1,257,585)	—
Deferred tax assets	(52,641)	(63,887)
Deferred financing costs	—	(300,348)
Accounts payable	(388,244)	816,144
Income taxes payable	(1,227,308)	1,316,838
Customer deposits	(1,843)	64,379
Accrued expenses and other current liabilities	(111,988)	396,417
Net cash used in operating activities	(1,195,479)	(61,784)

Cash flows from investing activities:
Acquisition of property and equipment	(182,397)	(157,637)
Payable for acquired technology	—	(131,215)
Net cash used in investing activities	(182,397)	(288,852)

Cash flows from financing activities:
Advances (repayment) of credit line; net	—	524,551
Repayment of notes	(85,254)	(306,473)
Net cash (used in) provided by financing activities	(85,254)	218,078

Decrease in cash and cash equivalents	(1,463,130)	(132,558)
Cash and cash equivalents, beginning of period	16,242,158	263,418
Cash and cash equivalents, end of period	$14,779,028	$130,860

Supplemental Cash Flow Information:
Taxes Paid	$2,424,417	$124,846
Interest Paid	10,193	96,426
Supplemental non-cash investing and financing activities:
Assets acquired under notes payable	$—	$237,463

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL

STATEMENTS FOR THE THREE AND

NINE MONTHS ENDED SEPTEMBER 30,

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2016 and 2015 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017. These financial statements should be read in conjunction with that report.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of September 30, 2017 and December 31, 2016, the Company has established inventory reserves of $250,000 for obsolete and slow-moving inventory. As of September 30, 2017 and December 31, 2016, the components of inventories were as follows:

	September 30, 2017 (unaudited)	December 31, 2016
Raw materials	$2,568,473	$3,302,818
Finished goods	2,957,853	1,786,773
	5,526,326	5,089,591
Less: Inventory reserve	(250,000)	(250,000)
Total Inventories, net	$5,276,326	$4,839,591

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in accrued expenses and other current liabilities in the balance sheets. As of September 30, 2017 and December 31, 2016, the Company’s product warranty liability had a balance of $175,000. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in accrued and other current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2017 (unaudited)	December 31, 2016
Balance at beginning of the period	$175,000	$25,000
Payments	(114,600)	(135,457)
Provision for warranties	114,600	285,457
Balance at end of the period	$175,000	$175,000

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

Net Sales. For the three months ended September 30, 2017 and 2016, 74% and 91%, respectively, of net sales were generated from the Company’s largest telecommunications customer, Verizon Wireless. For the nine months ended September 30, 2017 and 2016, 82% and 89%, respectively, of net sales were generated from Verizon Wireless.

Accounts receivable. On September 30, 2017, accounts receivable related to the Company’s largest customer represented 75% of the Company’s receivables. On December 31, 2016, 94% of the Company’s accounts receivable were from one customer, Verizon Wireless.

Accounts payable. On September 30, 2017, accounts payable to the Company’s largest vendor represented 7% while the other two largest vendors represented 6% and 5% each. On December 31, 2016, accounts payable to the Company’s largest vendor represented 29%, while the other two largest vendors represented 9% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on its two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota, represented 19% and 23% of the Company’s total cost of sales for the three months ended September 30, 2017 and 2016, respectively; and represented 19% and 20% of the Company’s total cost of sales for the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE 2 – RESTRICTED CASH

As of September 30, 2017, the Company’s cash balance of $14,779,028 included restricted cash of $1,000,423. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2017 (Unaudited)	December 31, 2016
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	1,344,391	1,193,892
Vehicles	83,781	51,883
Leasehold improvements	42,173	42,173
Office equipment	100,245	100,245
Software	97,533	97,533
Total property and equipment, cost	1,738,872	1,556,475
Less: accumulated depreciation and amortization	(1,004,647)	(818,889)
Property and equipment, net	$734,225	$737,586

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2017 and September 30, 2016 was $65,678 and $57,430, respectively. During the three months ended September 30, 2017 and September 30, 2016, $58,057 and $49,979, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2017 and September 30, 2016 was $185,758 and $154,010, respectively. During the nine months ended September 30, 2017 and September 30, 2016, $162,729 and $135,000, respectively, was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2017	December 31,
	(Unaudited)	2016
Total Equipment Notes Payable	$263,545	$348,799
Less Current Portion	(109,339)	(111,368)
Notes Payable, Long term	$154,206	$237,431

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

As of September 30, 2017, the Company had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

NOTE 6 – SHAREHOLDERS’ EQUITY

Warrants

At September 30, 2017, warrant shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2016	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, September 30, 2017	115,000	$8.75

All warrants outstanding are exercisable and have a remaining contractual life of 4.25 years. There was no intrinsic value of the outstanding and exercisable warrants at September 30, 2017.

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

During the three months ended September 30, 2017 and 2016, Smartgen performed $31,005 and $30,654 in field services, respectively. Smartgen performed $127,887 and $61,756 in field services for the nine months ended September 30, 2017 and 2016, respectively.

Smartgen had no purchases from the Company during the three months ended September 30, 2017. Smartgen had $1,136 in purchases of goods, parts and services from the Company during the nine months ended September 30, 2017. Smartgen made no purchases from the Company during the nine months ended September 30, 2016.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
Current
Federal	$48,160	$(1,284,181)
State	12,317	(328,435)
Deferred
Federal	42,614	51,719
State	10,027	12,169
Income tax expense (provision) benefit	$113,118	$(1,548,728)

	Nine Months Ended September30,
	2017	2016
Federal income tax rate	34%	34%
State tax, net of federal benefit	8%	6%
Permanent differences	—%	—%
Change in accrued liabilities	(32)%	3%
Change in valuation allowances	25%	(7)%
Other	5%	—%
Effective income tax rate	40%	36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2017 and at December 31, 2016 are as follows:

	September 30, 2017 (Unaudited)	December 31, 2016
Deferred tax assets:
Inventory reserves	$221,053	$105,000
Accrued liabilities	138,160	209,084
Total deferred tax assets	359,213	314,084
Accumulated depreciation	(145,935)	(153,447)
Net deferred tax assets	$213,278	$160,637

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2017 and December 31, 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2017 and December 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company has refundable income taxes of $1,257,585 as of September 30, 2017. This was a result of estimated tax payments for the first quarter of 2017. The refundable income taxes will be used to offset any taxable net income in the annual tax return.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of its business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

Sales Backlog

As of September 30, 2017, the Company had a backlog of $1,546,777. The amount of backlog represents revenue that the Company anticipates recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Product delivery to fulfill a customer’s purchase order depends on the customer’s requested ship date, which may require the Company to hold on to finished goods for weeks or months. A customer could have delays in preparing the site where its product will be installed, causing the Company to delay product delivery. Finished product tied to a purchase order, but which has not been delivered to the customer is counted as part of the Company’s backlog.

The Company’s backlog consists of 62% in purchases of its DC power systems by telecommunications customers, of which 45% is from the Company’s single largest telecommunications customer and 17% from one of two Tier 1 telecommunications companies that granted the Company approved supplier status during the first quarter of 2017. In addition, the Company’s backlog includes 28% in purchases from military contractors, and 10% from other markets. The Company believes the majority of its backlog will be shipped within the next nine months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected in its backlog.

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. We accrued a liability for warranty reserve of $175,000 on each of December 31, 2016 and September 30, 2017. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current liabilities in the balance sheets.

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

Financial Performance Summary and Outlook

During the third quarter of 2017, we experienced a 59% decline in net sales as compared to the third quarter of 2016, primarily as a result of a decline in sales of our DC power systems to our largest customer, Verizon Wireless, coupled with a price reduction in our DC power systems that took effect in March 2017. We remain confident in the long-term demand for our DC power systems. Since the beginning of 2017, we have been granted approved supplier status from two additional Tier 1 telecommunications customers and reestablished our relationship with one other customer, making us vendor approved to all four of the Tier-1 wireless carriers in the U.S., one of which purchased its initial set of DC power systems during the second quarter of 2017 and has submitted its first significant order worth $1.2 million in October 2017.

Our gross profit margin was 27.4% for the quarter ended September 30, 2017, as compared to 44.7% for the year ended December 31, 2016. Our gross profit margin for the quarter ended September 30, 2017 was negatively affected by a combination of factors including a price reduction in our DC power systems that took effect in March 2017, a negative change in volume discounts as a result of a decrease in raw material purchases, and an increased use of our production staff in R&D projects.

During the third quarter of 2017, we continued to invest heavily in research and development. A significant amount of the R&D for this quarter focused on engineering changes to our power systems to meet new customer requirements. We also continued work on our new 15kW horizontal DC power system, re-designing our Supra Controller to meet the latest standards in technology, and our new hybrid power system for our international markets.

Our international sales force continues to execute our global growth strategy by presenting our power systems to their business contacts in four continents. We have successfully obtained vendor approval from 32 overseas carriers and are working with them on RFP’s exceeding well over $100 million as of September 30, 2017. Although no assurances can be given that any of these RFPs will result in purchase orders for our products, we believe these initiatives have laid the necessary foundation for long term financial performance and we expect to receive purchase orders from many of these regions during the first half of 2018.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three Months Ended		Dollar	Percentage	Results as a Percentage of Net Sales for the
	September 30,		Variance	Variance	Three Months Ended
	2017	2016	Favorable	Favorable	September 30,
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2017	2016
Net sales	$3,030,026	$7,458,949	$(4,428,923)	(59)%	100.0%	100.0%
Cost of sales	2,201,083	4,063,404	1,862,321	46%	72.6%	54.5%
Gross profit	828,943	3,395,545	(2,566,602)	(76)%	27.4%	45.5%
Research and development expenses	480,405	58,610	(421,795)	(720)%	15.9%	1.3%
Sales and marketing expenses	395,793	99,218	(296,575)	(299)%	13.1%	0.8%
General and administrative expenses	633,776	596,584	(37,192)	(6)%	20.9%	8.0%
Depreciation and amortization expense	7,621	7,451	(170)	(2)%	0.3%	0.1%
Total operating expenses	1,517,595	761,863	(755,732)	(99)%	50.1%	10.2%
Income (loss) from operations	(688,652)	2,633,682	(3,322,334)	(126)%	(22.7)%	35.3%
Interest expense	(4,463)	(32,635)	28,172	86%	(0.1)%	(0.4)%
Other income (expense)	18,531	(1,144)	19,675	(1720)%	0.6%	0.0%
Income (loss) before income taxes	(674,584)	2,599,903	(3,274,487)	(126)%	(22.3)%	34.9%
Income tax (provision) benefit	264,681	(818,584)	1,083,265	132%	8.7%	(11.0)%
Net income (loss)	$(409,903)	$1,781,319	$(2,191,222)	(123)%	(13.5)%	23.9%

Net Sales. Net sales decreased $4,428,923, or 59%, to $3,030,026 for the three months ended September 30, 2017, as compared to $7,458,949 for the same period in 2016. The decrease in net sales was primarily due to a decrease in the number of DC base power systems sold to our largest telecommunications customer, Verizon Wireless, coupled with the overall reduction in sales prices of our DC power systems that took effect in March 2017. Sales to Verizon Wireless accounted for 74% of our total net sales during the three months ended September 30, 2017, as compared to 91% of total net sales for the same period in 2016. Our success in diversifying our customer base has led us to expect improved sales during the fourth quarter of 2017. As of the date of this Quarterly Report on Form 10-Q, we have shipped $2 million in products during the fourth quarter of 2017.

Cost of Sales. Cost of sales during the three months ended September 30, 2017 decreased by $1,862,321, or 46%, to $2,201,083, as compared to $4,063,404 during the same period in 2016. Cost of sales as a percentage of net sales during the three months ended September 30, 2017 increased to 72.6% as compared to 54.5% in the same period in 2016 as a result of a decrease in volume discounts on lower material purchases. We also experienced an increase in direct labor absorbed in the cost of sales as a result of interruptions in production flow by R&D projects during the three months ended September 30, 2017.

Gross Profit. Gross profit during the three months ended September 30, 2017 decreased by $2,566,602, or 76%, to $828,943, as compared to $3,395,545 during the same period in 2016. Our gross profit as a percentage of net sales was 27.4% for the quarter ended September 30, 2017, as compared to 45.5% in the same period in 2016. The decrease in gross profit margin was attributable to a price reduction in our DC power systems that took effect in March 2017, coupled with a negative impact on volume pricing as a result of a decrease in raw material requirements during the quarter ending September 30, 2017, as compared to the same period in 2016. We also experienced an increase in direct labor absorbed in cost of sales as a result of interruptions in production flow by R&D projects during the three months ended September 30, 2017.

Research and Development Expenses. During the three months ended September 30, 2017, research and development expenses increased by $421,795, or 720%, to $480,405, as compared to $58,610 during the same period in 2016. The increase in research and development expense was attributable to engineering changes and customization in our power systems to meet new customer requirements, on-going development of a new 15kW horizontal DC power system, re-designing our Supra Controller to meet the latest standards in technology, and developing a new hybrid power system for international markets.

Sales and Marketing Expenses. During the three months ended September 30, 2017, sales and marketing expenses increased by $296,575, or 299%, to $395,793, as compared to $99,218 during the same period in 2016. The increase was attributed to adding key sales and sales support personnel hired as part of our strategy in reducing our customer and geographic concentration by expanding our sales infrastructure within the U.S. and international markets. Our sales team as of September 30, 2017 consisted of eight sales executives and a staff of nine in sales support, as compared to one sales executive and three in sales support as of September 30, 2016.

General and Administrative Expenses. General and administrative expenses increased by $37,192, or 6%, to $633,776 during the three months ended September 30, 2017, as compared to $596,584 during same period in 2016. The increase in general and administrative expenses was primarily due to an increase in legal and accounting costs associated with our quarterly and annual financial reporting, not previously performed in the same period in 2016. We anticipate our general and administrative expenses to remain flat or slightly lower as percentage of sales during the remainder of 2017.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $8,248, to $65,678 during the three months ended September 30, 2017, as compared to $57,430 during same period in 2016. During the three months ended September 30, 2017 and 2016, $58,057 and $49,979, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase in depreciation and amortization expense in 2017 is a result of purchasing machinery to improve our production facility and the acquisition of two service vehicles to support our field technicians

Interest Expense. Interest expense for the three months ended September 30, 2017 was $4,463, as compared to $32,635 during the same period in 2016, a decrease of $28,172. Our interest expense during the three months ended September 30, 2017 is mainly attributable to financing costs related to production equipment. Interest expense for the three months ended September 30, 2016, included borrowing costs associated with our prior working capital line of credit which was closed in December 2016.

Income Tax. We had a credit of income tax of $264,681 as a result a loss before taxes of $674,584 for the three months ended September 30, 2017, as compared to tax expense of $818,584 during the same period in 2016. In April 2017, we made first quarter estimated tax payments of $1.2 million, which as of September 30, 2017 has become a refundable income tax asset of $1,257,585 on our balance sheet. It will be used to offset any taxable income in our annual tax return.

Net Loss. As a result of the factors identified above, we incurred a net loss of $409,903, or $0.04 per basic and diluted share, for three months ended September 30, 2017, as compared to net income of $1,781,319, or $0.24 per basic and diluted share, for three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

					Results as a Percentage of Net
	Nine Months Ended		Dollar	Percentage	Sales for the
	September 30,		Variance	Variance	Nine Months Ended
	2017	2016	Favorable	Favorable	September 30,
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2017	2016
Net sales	$10,438,761	$15,525,231	$(5,086,470)	(33)%	100.0%	100.0%
Cost of sales	6,925,464	9,240,701	2,315,237	25%	66.3%	59.5%
Gross profit	3,513,297	6,284,530	(2,771,233)	(44)%	33.7%	40.5%
Research and development expenses	947,427	147,744	(799,683)	(541)%	9.1%	1.0%
Sales and marketing expenses	861,231	281,412	(579,819)	(206)%	8.3%	1.8%
General and administrative expenses	1,988,830	1,475,775	(513,055)	(35)%	19.1%	9.5%
Depreciation and amortization expense	23,029	19,010	(4,019)	(21)%	0.2%	0.1%
Total operating expenses	3,820,517	1,923,941	(1,896,576)	(99)%	36.6%	12.4%
Income (loss) from operations	(307,220)	4,360,589	(4,667,809)	(107)%	(2.9)%	28.1%
Interest expense	(14,656)	(96,426)	81,770	84%	(0.1)%	(0.6)%
Other income	42,605	4,573	38,032	832%	0.4%	0.0%
Income (loss) before income taxes	(279,271)	4,268,736	(4,548,007)	(107)%	(2.7)%	27.5%
Income tax (provision) benefit	113,118	(1,548,728)	1,661,846	107%	1.1%	10.0%
Net income (loss)	$(166,153)	$2,720,008	$(2,886,161)	(106)%	(1.6)%	17.6%

Net Sales. Net sales decreased $5,086,470, or 33%, to $10,438,761 for the nine months ended September 30, 2017, as compared to $15,525,231 for the nine months ended September 30, 2016. The 33% decrease in net sales is a result of a decrease in sales of our DC power systems to our largest telecommunications customer coupled with the overall reduction in sales prices of our DC power systems that took effect in March 2017. We continue to work with our new Tier 1 U.S. wireless carriers in customizing our power systems to meet their requirements and have made significant progress leading to our first significant sale worth $1.2 million in October 2017.

Cost of Sales. Cost of sales for the nine months ended September 30, 2017 decreased 25% to $6,925,464, as compared to $9,240,701 during the same period in 2016. Cost of sales were 66.3% of net sales in the nine months ended September 30, 2017 as compared 59.5% for the same period in 2016. We experienced an increase in the cost of raw materials in the third quarter 2017 as a result of a decrease in volume discounts from our suppliers. Our purchasing volumes decreased in the third quarter of 2017 as we had built up inventory in the first half of 2017. We expect to recover our discounts as sales and materials requirements increase in the upcoming quarters. We also experienced an increase in direct labor absorbed in cost of sales as a result of an increase in R&D projects in 2017 and an increase in improvements to our production facility and staff training.

Gross Profit. Our gross profit decreased 44%, or $2,771,233, for the nine months ended September 30, 2017, as compared to the same period in 2016. Our gross profit as a percentage of net sales was 33.7% for the nine months ended September 30, 2017, as compared 40.5% for the same period in 2016. The reason for the reduction in gross profit is attributed to the decrease in net sales to our largest telecommunications customer coupled with an increase in cost of sales. We continue to believe that our profit margins will improve to a range of 40%-45% as a result of the significant improvements made to our production facility and staff training, provided our sales and production volumes increase in the upcoming quarters. Our employee count was 97 as of September 30, 2017, and 96 as of September 30, 2016.

Research and Development Expenses. Our research and development expenses increased by 541% to $947,427 for the nine months ended September 30, 2017, as compared to $147,744 for the same period in 2016. During the nine months ended September 30, 2017, we added more engineering staff to support our growing demands and new product developments. We substantially increased our research and development as a result of the development of new power systems and controls to meet the latest standards in technology and customization to meet new customer requirements.

Sales and Marketing Expenses. Our sales and marketing expenses were $861,231 for the nine months ended September 30, 2017, as compared to $281,412 for the same period in 2016. This represents an increase of 206%. The increase in sales and marketing expenses is a result of increasing our sales and support team by 325%, from four in 2016 to seventeen in 2017, coupled with increases in sales travel and marketing expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 increased 35% to $1,988,830, as compared to $1,475,775 for the same period in 2016. The increase in general and administrative expenses was primarily due to an increase in legal and accounting costs associated with our quarterly and annual financial reporting, not previously performed in the same period in 2016.

Depreciation and Amortization Expenses. Depreciation and amortization expense for the nine months ended September 30, 2017 was $185,758, as compared to $154,010 for the same period in 2016. The increase in depreciation and amortization expense in 2017 is a result of purchasing machinery to improve our production facility and the acquisition of two service vehicles to support our field technicians. During the nine months ended September 30, 2017 and September 30, 2016, $162,729 and $135,000, respectively, was included in the balance of cost of sales.

Interest Expense. Interest expense for the nine months ended September 30, 2017 was $14,656, as compared to $96,426 for the same period in 2016. The decrease in interest expense during the nine months ended September 30, 2017 is a result of paying off our prior working capital line of credit in December 2016.

Income Tax. Our provision for income tax expense for the nine months ended September 30, 2017 was a tax benefit of $113,118, as compared to tax expense of 1,548,728 for the same period in 2016. The decrease in income tax expense is directly attributable to a decrease in net income before taxes of $4,548,007 for the nine months ended September 30, 2017.

Net Income. We had a net loss of $166,153, or $(0.02) per basic and diluted share, for the nine months ended September 30, 2017, as compared to net income of $2,720,008, or $0.37 per basic and diluted share, for the same period in 2016.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2017, we funded our operations primarily from cash on hand and cash generated by our operations. As of September 30, 2017, our cash and cash equivalents had a balance of $14,779,028, as compared to $16,242,158 at December 31, 2016. The substantial balances of cash and cash equivalents at September 30, 2017 resulted primarily from the net proceeds of approximately $17.0 million from our initial public offering in December 2016.

On September 30, 2017 and December 31, 2016, our trade receivables totaled $1,978,929 and $4,403,946, respectively, of which $1,483,362 (75%) and $4,160,975 (94%), respectively, represented customer account balances of our largest telecommunications customer with 60-day payment terms. The decrease in trade receivables is associated with a decrease in sales to our largest customer in the three months ended September 30, 2017.

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

As of September 30, 2017, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine month periods set forth below:

	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)
Net Cash Provided by (Used In)
Operating Activities	$(1,195,479)	$(61,784)
Investing Activities	(182,397)	(288,852)
Financing Activities	(85,254)	218,078
Net decrease in cash	$(1,463,130)	$(132,558)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $1,195,479, as compared to net cash used of $61,784 for same period in 2016. This is an increase use of cash of $1,133,695, which was primarily due to the increase in income tax payments and a decrease in net sales which negatively affected our accounts receivable. In April 2017, we used $2,424,417 to pay $1,232,417 in taxes for the year ended December 2016 and $1,192,000 for an estimated tax payment for the quarter ending March 31, 2017.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 totaled $182,397, as compared to $288,852 for the same period in 2016, a decrease of $106,455. This decrease was primarily due to paying off a note payable on acquired technology of $90,000 during the nine months ended September 2016, which did not exist in 2017.

Financing Activities

Net cash used by financing activities totaled $85,254 for the nine months ended September 30, 2017, as compared to a gain of $218,078 for the same period in 2016. This decrease was primarily due to closing a line of credit with our prior lender.

Backlog

As of September 30, 2017, we had a backlog of $1,546,777. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 62% in purchases of our DC power systems by telecommunications customers, of which 45% is from our single largest telecommunications customer and 17% from one of two Tier 1 telecommunications companies that granted us approved supplier status during the first quarter of 2017. In addition, our backlog includes 28% in purchases from military contractors and 10% from other markets. We believe that the majority of this backlog will be shipped within the next nine months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s public accounting firm due to a transition period established by the rules of the SEC.

20

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from one customer. Revenues from our largest customer, Verizon Wireless, comprised 82% of our total revenues for the nine months ended September 30, 2017 and 91% and 81% of our total revenues for the years ended December 31, 2016 and 2015, respectively. We expect this trend to continue until we receive significant orders from two additional Tier 1 telecommunications companies that granted us approved supplier status during the first quarter of 2017. An unfavorable change in our business relationship with Verizon Wireless, our inability to obtain purchase orders from our new Tier 1 telecommunications customers or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to Verizon Wireless within the telecommunications market. Since the beginning of 2017, we have been granted approved supplier status from two additional Tier 1 telecommunications customers and reestablished our relationship with one other customers, making us vendor approved by all four of the Tier 1 wireless carriers in the U.S. Any factor adversely affecting sales of these power systems to Verizon Wireless, our other Tier 1 telecommunications customers, or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota represented 19% and 23% of our total cost of sales for the three months ended September 30, 2017 and 2016, respectively; and 19% and 20% of our total cost of sales for the nine months ended September 30, 2017 and 2016, respectively. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers in, without limitation, Australia, Singapore, India, Africa and Latin America. International sales in the three month periods ending September 30, 2017 and September 30, 2016, accounted for 2% and 1% of total revenue, respectively. During 2016 and 2015, our sales to international customers accounted for 0% and 2%, respectively, of total revenue. We expect that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic or geographic event could result in a significant decline in revenue. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 13, 2017 our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owned approximately 55% of our outstanding common stock. If Mr. Sams were to sell a substantial portion of the shares he holds, our stock price could decline as a result of such sale. As of November 13, 2017, approximately 6,726,960 shares of common stock, including the 5,578,176 shares held by Mr. Sams, are subject to a lock-up agreement with our underwriters which expires on December 7, 2017.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any September 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

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

Under our 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of September 30, 2017, we had not granted any equity awards under the 2016 Plan or otherwise. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: November 13, 2017	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams
President, Chief Executive Officer and Secretary