Form 10-K
period 2017-12-31
Polar Power, Inc.
filed 2018-04-02
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission file number: 001-37960

POLAR POWER, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

249 E. Gardena Blvd., Gardena, California 90248	90248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 830-9153

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $16,385,545.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of April 2, 2018 was 10,143,158.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

Our DC base power systems integrate our DC generator with automated controls that are programmed to efficiently charge various battery chemistries to provide backup energy during a power failure. In addition, these systems are also used to provide prime power in off-grid and bad-grid locations in telecommunications towers. Substantially all of our net sales are derived from sales of our DC base power systems to Tier-1 wireless telecommunications tower companies in the U.S.

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

Recent Events

In August 2017, we provided test and demonstration units to a large U.S. Tier-1 wireless provider. In March 2018, we received notice from the wireless provider of the successful completion of testing and we subsequently began negotiating commercial terms and conditions to provide DC backup power systems throughout U.S. territories. To the extent we are successful in completing these negotiations, we will be an authorized supplier of DC power systems to all of the top four Tier-1 wireless providers in the U.S., which was one of our key strategic initiatives.

In March 2018, we received Phase II approval and purchase orders for twenty light-weight mobile DC power systems for use in the U.S. Army Robotic Mule project. This project is part of a global military initiative to remotely provide surveillance, transportation and reconnaissance over wide areas, thereby improving survivability and reaction times in the battlefield.

In March 2018, we received a purchase order to design and deliver a compact trailer-mounted DC power system and lithium battery pack to deliver backup power during natural disasters and other emergencies. The finished product will be tested and evaluated by the Federal Emergency Management Agency (FEMA). We expect that upon successful testing and evaluation we will obtain additional commercial purchase orders.

In 2017, we began shipments of DC power systems to a large U.S. Tier-1 wireless provider. During the year our shipments to this customer steadily grew to 45% of our net sales, resulting in the wireless provider becoming one of our largest customers. In February 2018, we reached a three-year long-term commercial agreement with this wireless provider that outlines product needs, establishes training, aftermarket support and communication protocols to expand installations of DC backup systems nationwide.

Our efforts during the second half of 2017 in the international markets has resulted in the successful completion of the testing and evaluation phase of our DC hybrid system at a remote telecommunications facility in Southeast Asia. We are currently negotiating purchase terms and conditions with the wireless provider to add DC hybrid systems as a backup power source to telecommunications towers located in these remote regions of Southeast Asia. In addition, during the same period we received notification of being selected as a provider of DC hybrid power systems to a wireless telecommunication customer in Africa.

Historical Background

We began operations in 1979, and in 1980 we released our first product, a solar powered vaccine refrigerator/freezer for use in remote areas worldwide. This product was developed in support of a World Health Organization initiative and the U.S. Agency for International Development and was administered by the NASA Lewis Research Center. Since then, we have continued to expand our capabilities and product lines within the solar and renewable energy industries.

In 1984, we designed and manufactured test carts for Hughes Aircraft Company that provided cooling systems for testing F-14 radar assemblies. During the same period, we also supplied defense contractor, Martin Marietta, with computerized environmental control units for testing laser guided missile launch systems and a cooling system for a Phalanx Gun system to General Dynamics.

During most of the 1980s, we generated a majority of our revenues through development contracts with the U.S. Department of Defense and major defense companies for the design of DC power generator and cooling systems. We retain design rights on all of our engineering and product development contracts.

In 1991, we began commercialization of technologies originally pioneered by these military contracts, which led to the development of proprietary permanent magnet alternator and related power electronics that encompasses a DC power system. During that period, we also manufactured solar powered refrigerators used by United Nations foreign aid agencies to store and preserve vaccines in field-operated medical care centers.

During the 1990s, we developed and commercialized an advanced Permanent Magnet Homopolar Hybrid, or PMHH, DC alternator that is lighter and more efficient than a conventional AC alternator. Over the ensuing years, our generators and controls were extensively field tested in a variety of military applications. Our PMHH DC alternator technology was used as an auxiliary power source in military vehicles and as a prime power generator for military missions in the field. During this time, we also engineered, manufactured and sold DC power systems for various other applications including oil and gas fields, rural homes and farms and telecommunications. We also generated revenues by providing short-run production, prototyping and design services to develop energy efficient DC power systems for customers within the military, renewable energy and telecommunications markets.

With the significant growth of the telecommunications market in the 1990s, we elected to transition from manufacturing products primarily for military applications to the commercialization of these products for the telecommunications market. We were one of the first companies to introduce high efficiency, light weight, compact DC power systems to this market.

In 2005, we developed and manufactured a computerized ground support unit for Martin Marietta that was used in the U-2 aircraft and in the Global Hawk Unmanned Aerial Vehicle programs. During the same year, we developed our low-cost, higher efficiency 8000 Series DC alternators and our fully integrated next generation Supra Controller™ Series power control system which is designed to integrate and monitor engine controls, power controls and battery management system into a single integrated system.

From 2006 to 2011, we introduced our next generation of 8000 Series DC alternators with higher power output and efficiency and lower production costs with remote monitoring and controls. During this period, we obtained UL 2200 listing for our DC generators and introduced lithium-ion battery hybrid systems with our proprietary battery management system, or BMS.

In 2008, we began demonstrating our DC power systems to telecommunications companies in an effort to supply DC power for the radio equipment located at a wireless cell tower sites as backup power in case of power outages. In 2013, after four years of extensive field testing, we received approval from Verizon Wireless to market our DC power systems to its regional facilities throughout the U.S.

In 2011, we introduced DC hybrid power systems designed for off-grid remote applications. These systems integrated our DC power systems with solar panels, lithium-ion batteries assembled into an outdoor shipping container with capability to remotely operate the wireless site for weeks at a time. During the 2013 and 2014, we shipped $1.7 million of our DC hybrid power systems, to two of the largest wireless telecommunications providers in Australia.

In 2015, due to a significant growth in sales, we moved our production facility to Gardena, CA expanding our production capacity by over 400%. A significant portion of our growth was a result of Verizon Wireless’s national campaign to add backup generators to cellular sites located in inner cities and remote locations with bad grid conditions.

In 2016, our sales peaked at $22.8 million, with 95% of these sales to Verizon Wireless. In 2016, due to the increased product demand, we decided to raise equity capital to fund inventory growth and other working capital needs. In December 2016, we successfully closed our initial public offering of 2,400,000 shares of our common stock with net proceeds of $17 million.

In 2017, we expanded our sales and service infrastructure to diversify our customer base globally. We established regional sales offices in South Africa, U.A.E., Singapore, Poland and the Dominican Republic and established sales and service locations in Australia and Romania to locally manage the Southeast Asia and EMEA regions respectively.

In the U.S., we are an approved supplier to all of the four top Tier 1 wireless providers. During 2017, we generated revenues from the top two Tier-1 wireless providers and are currently providing products to three of the top four Tier 1 wireless providers.

Markets

We operate primarily within the telecommunications market and, to a lesser extent, in other markets including military, electrical vehicle charging, cogeneration, distributed power and uninterruptable power supply.

Telecommunications

We believe that investments in wireless telecommunications infrastructure is on the rise globally due to rising data usage and increased pressure to reduce costs requiring providers to improve operational efficiencies while expanding coverage of networks into remote or rural areas. Increased reliance on wireless networks is also resulting in increased demand for reliability of these systems resulting in higher demand for power backup systems. We believe that some of the key aspects fueling the growth of telecommunications operators include:

•	improved operational efficiency of telecommunications towers, with an emphasis on reducing power consumption and power generation costs;

•	increased need for communications during natural and man-made disasters has resulted in strengthening of telecom infrastructure;

•	increased active user base through the expansion of networks in remote or rural areas in developing nations; and

•	increased densification and data transfer speeds that increase the usage of additional services like internet and video on smart mobile devices.

The backup power generations market for cell towers can be segmented into the following two areas:

•	Tower Upgrades. The legacy power generation equipment at cell towers mainly consist of AC generators. Replacement costs of an AC generator is lower than a comparable DC system. In addition, the integration cost of a new AC generator to existing legacy equipment at a site is also lower than a DC generator system, which may require replacement of additional ancillary equipment.

•	New Installations. In new installations, where an entirely new site is being constructed for expansion or operational efficiency reasons, the standalone DC power system cost is lower than a comparable AC system, including its ancillary components.

In order to improve wireless tower efficiency, service providers are divesting these fixed assets to more agile regional tower operators while simultaneously requiring an upgrade of the technologies to maintain operating cost efficiencies. These upgrades from old legacy switch-mode rectifier technology to digital rectifiers has led to lower heat generation thereby providing an opportunity for outdoor installations for both off-grid and on-grid applications. Increased new construction of these outdoor tower facilities has provided us with the ability to market higher-efficiency DC power systems to these tower operators globally.

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

During the past two decades, we have shipped 2 kW and 30 kW advanced power units, comprised of hybrid vehicle power systems, auxiliary power systems and prime power systems, to the U.S. Department of Defense and to its prime contractors for a wide variety of missions covering the land, sea and air. During the years ended December 31, 2017 and 2016, sales of auxiliary power systems designed for use in military combat vehicles represented 1.3% and 1.3%, respectively, of our net sales.

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

The challenges with current technologies with uninterruptable power supply systems center around current battery performance, poor reliability and service life, high cost and maintenance. During 2014 and 2015, we developed back-up power systems for telecommunications customers that integrated our DC power systems with super-capacitors as storage devices, thereby eliminating the use of battery banks as storage devices in certain backup applications. We believe our solution provides higher reliability and longer life than a battery-powered backup system in on-grid and bad-grid applications. We plan to further develop 5kW to 200 kW configurations of our backup DC hybrid power system products for telecommunications and data center applications. We did not sell any of these products during the years ended December 31, 2017 and 2016.

Our Competitive Strengths

We have over a 30-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, industrial and marine markets. We have invested significant capital and engineering expertise to develop products that capitalize on the growing trend towards environmentally friendly and fuel-efficient power generation systems. We further believe our success will be based on the following key competitive strengths:

•	Proprietary Technologies. Our decades of research and development efforts has led to the integration of high-efficiency DC alternator technology integrated with conventional engines to provide highly reliable backup power solutions for telecommunications towers. During the last decade, we invested significant capital in the development of charge control algorithms that allow our DC power generators to safely charge various types of battery chemistries. This feature combined with our ability to remotely monitor our DC generator gives our customers higher field reliability and uptime when compared to conventional AC generators.

•	Engineering Expertise. During 2017, we invested significant capital in expanding our field sales staff globally. Our direct sales model, where our engineers and sales personnel jointly assess customer needs and design customized solutions, has resulted in some early success with the top three Tier-1 wireless providers in the U.S. We believe our higher level of customization reduces the size and weight of a DC power system, reduces fuel consumption and maintenance and provides greater reliability and a longer life, all at a lower cost to the end-user.

•	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless provider customers.

•	Strong Customer Base. Substantially all of our net sales are derived from sales of our DC base power systems to wireless telecommunication providers in the U.S. In 2017, we substantially expanded our sales and service infrastructure on a global basis resulting in the addition of two new Tier-1 wireless provider customers in U.S.

•	Experienced Management Team. Our President and Chief Executive Officer and key engineers each have over 25 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating management’s abilities and our engineering aptitude is our successful track record over the last 25 years of executing fixed-cost research, design and engineering contracts, with an average of eight projects per year.

Business Strategy

We believe the growth in wireless telecommunications infrastructure in the U.S. and international markets has led to a rapid rise in the need for DC backup power systems. With our 30 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging source within the telecommunications industry. Because of the increased reliance on wireless networks during emergencies and natural disasters, existing and new wireless installations are being upgraded to provide reliable operations during time of emergency. The primary elements of our business strategy include:

•	Further develop U.S. mobile telecommunications market. During 2017, we invested significant capital into our sales and marketing efforts to demonstrate our DC power systems to the top four Tier-1 wireless providers in the U.S. In February 2018, we entered into an agreement with a large Tier-1 wireless provider, which represented approximately 45% of our total sales in the fourth quarter of 2017. This agreement outlines delivery payment, pricing and warranty terms during the term of the agreement. In addition, we are in final negotiations with another Tier-1 wireless provider to provide DC power backup systems on a nationwide basis. We believe increased demand to equip cellular tower sites with backup equipment combined with our ability to compete on an economic basis with AC power systems at large volumes, will result in a significant transition of the marketplace from AC power systems to DC power systems.

•	Expand global sales to bad-grid or off-grid markets. The increase in subscriber base in rural and remote areas in developing countries has increased the deployment of telecommunication sites in off-grid and bad-grid areas. Given that 98% of our sales of our DC power systems are to U.S. customers, which we believe represents only 4.7% of the total global telecommunications market, we believe a significant opportunity exists for sales of our DC power systems to customers located in developing nations, such as Southeast Asia, Australia and Sub-Saharan Africa. In 2017, we established regional sales offices in South Africa, U.A.E., Singapore, Poland and Dominican Republic and established sales and service locations in Australia and Romania to locally manage the Southeast Asia and EMEA regions respectively. We are also actively pursuing strategic partnerships with established mobile telecommunications tower service companies located in Latin America, and Eastern Europe.

•	Develop higher power DC power systems. We are in the process of developing higher power DC power systems that will include solar hybrid systems for prime and backup power. We believe that higher power DC power systems will provide us with an opportunity to increase our product offerings within the data center and telecommunications markets. We plan to enhance and further develop our existing proprietary alternator and control technologies to increase power output capacity up to 200 kW. In addition, higher capacity DC power systems will address the backup power needs of large regional data centers and can be used for backup or peak load sharing applications in large renewable energy installations, such as large solar or wind farms.

•	Expand renewable solar energy product offerings. We believe that increased environmental regulations combined with the declining cost of solar and advanced storage batteries has accelerated the shift of the telecommunications tower operators towards solar hybrid systems in off-grid and bad-grid regions worldwide. In 2013, we delivered twenty solar hybrid renewable energy DC power systems to the largest mobile telecommunications provider in Australia for installation in remote mobile tower application. We plan to expand our DC solar hybrid power system product line to address off-grid and bad-grid applications in telecommunications and military markets worldwide. Our expanded product line will be comprised of systems ranging from 10 kW to 200 kW that will be available in either low voltage or high voltage configurations and designed for outdoor installations. We plan to target power markets in Southeast Asia and Sub-Saharan Africa where local governments are incentivizing the use of renewable energy within the telecommunications industry through favored spectrum auctions and tax incentives.

Our Technologies

In 1991, we began introducing DC power systems to provide backup and prime power for off-grid and bad-grid applications. Our initial products were predominantly designed for military applications and used as auxiliary power for vehicles, tanks and radar sites. In the late 1990s, we introduced our DC power systems for commercial applications like mobile telecommunications towers, solar refrigerators and oil field applications.

In 1992, we developed our own proprietary DC alternator to improve system efficiency, reduce costs and lower weight. Our design replaced a conventional 4-pole, three-phase designs with a light weight, low cost 12-pole and 32-pole designs (i.e., designs containing 12 or 36 magnetic poles) incorporating either 6 or 3 phases (i.e., containing 6 or 3 power circuits). Another unique aspect of the design of our DC alternators is the elimination of bearings, internal wiring connections, and an exciter (i.e., a device which supplies the magnetizing current to generate working flux) to provide a longer life cycle than conventional motor designs in the marketplace.

In 2002, we introduced our 6200 PMHH alternator, which combines the attributes of homopolar alternator technology with a permanent magnet. When mounted on an engine and operated at either a fixed or variable speed, the model 6200 PMHH generates a precise amount of regulated voltage and current. The DC output can then be used to power electronics or charge batteries.

In 2006, we introduced our next generation 8000 Series alternators designed for higher power and voltage applications, which features our proprietary 32-pole permanent magnet alternator technology. The 8000 Series offers high efficiency at a lower cost while integrating our proprietary digital control system, Supra Controller™, that manages and optimizes alternator output. Our Supra Controller™ networks all components via CAN bus communications and software and has the ability to control, analyze, monitor, record and communicate all key system parameters to ensure efficiency, safety and reliability of the overall system. The ability to remotely monitor and calibrate each system parameter, receive system alarms and auto-reset the system when a fault is corrected are the key differentiating factors of our DC power systems.

In telecommunications tower backup applications, backup generators are used to provide power during grid outages or to charge batteries to provide longer run times during emergencies. Due to battery costs and availability issues, many telecommunications providers are known to use various types of chemistries or capacities as storage sources. During the past decade, we have successfully integrated various battery chemistry charge algorithms into our Supra Controller™ software.

In 2011, we added charge algorithms for various lithium battery chemistries and integrated our proprietary BMS with our Supra Controller™ software. In 2013, we further expanded the integration of storage and renewable energy such as solar and wind into our Supra Controller™ software resulting in the shipment of twenty off-grid telecom tower power systems to Australia.

In 2017, we demonstrated our DC hybrid power systems to telecommunications providers in Southeast Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2018, we plan to continue our research and development efforts to further enhance these integrations for remote telecom towers in Southeast Asia and Africa.

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

To reduce maintenance and help ensure that there is always adequate oil, we increase the engine’s oil capacity to provide for a 3,000-hour (natural gas / propane) or 1,500-hour (diesel) maintenance interval. Standard oil intervals for typical generators range from 200 to 500 hours.

DC Hybrid Power Systems

In most off-grid or bad-grid outdoor applications where DC loads are required, such as telecommunications towers in rural or remote areas, fuel costs of operating a generator can account for more than 60% of the total operating costs.

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

Additional fuel savings are realized by using lithium-ion batteries in place of lead acid batteries. Lead acid batteries, when compared with lithium-ion batteries, have high internal resistance, are inherently inefficient during charging or discharging in cyclic load applications and therefore require longer to charge, resulting in higher fuel costs. In 2011, we completed the design and testing of a hybrid power system, where our DC power system was integrated with lithium-ion batteries to provide a longer life and higher fuel efficiency to cyclic DC power applications such as telecommunications towers.

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

DC Solar Hybrid Power Systems

Our DC solar hybrid power system combines our DC hybrid power system with solar photovoltaic modules and a custom engineered multi power point tracking charge controller. In most off-grid or bad-grid outdoor applications, such as telecommunications towers in rural or suburban areas, the fuel costs of operating a generator can account for more than half of the total operating costs. We believe that incorporating renewable energy sources, such as solar, with our DC hybrid power systems is ideal solution for numerous off-grid and bad-grid applications worldwide. Our DC solar hybrid power systems incorporate the following features:

•	Hybrid power panel. We produce distribution panel assemblies that make use of punched and plated buss bars to make the heavy current connections between appliances. The industry standard is using labor intensive hand crimped wires and lugs which are accomplished in the field.

•	Photovoltaic Arrays. Our telecommunications customers request photovoltaic array structures to withstand winds of 150 mph and 200 mph. We satisfy these requirements against the industry standard of 120 mph.

•	Shelter. We provide an all-weather light-weight aluminum walk-in shelter that is easy to transport by truck or helicopter.

•	Lightning protection. We provide the highest degree of lightning protection through the use of air-coil type inductors designed by us.

•	Air-Conditioning. We provide DC air-conditioning if required in very hot weather environments. We also provide cooling systems using ambient air.

Service and Support

Global Network Management Tools

We offer global network management services through our telematics tool, which consists of our Supra Controller™ technology integrated with monitoring software. This hardware is integrated into each DC power system and collects critical data from the equipment and transmits this data back to the customer and our service department. This capability allows us and our customers to monitor system performance remotely and to remotely update the equipment with new revision software in the field.

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

Sales and Marketing

Our sales strategy focuses on using our direct sales force to market our DC backup power products to telecommunications providers in the U.S. In 2017, we made significant investments in hiring additional sales personnel in the U.S. market to demonstrate our products to Tier-1 telecommunications providers. Our strategy has resulted in the addition of two new Tier-1 telecommunication providers during 2017, with one of these new customers being responsible for approximately 45% of our overall sales in the fourth quarter of 2017.

In 2017, we expanded our sales and service infrastructure in the international markets. We established regional sales offices in South Africa, U.A.E., Singapore, Poland and Dominican Republic and established sales and aftermarket service locations in Australia and Romania to locally manage Southeast Asia and EMEA regions respectively. We believe that the telecommunications tower backup power market provides significant opportunities worldwide. During 2018, we plan to continue to develop this market.

During 2017, we experienced a modest success in marketing our DC power products to military contractors in the U.S. We have allocated a dedicated sales force to market to government and military customers which has resulted in military sales contributing approximately 4% of the total sales during 2017.

We also market our products through our web site and by exhibiting our products at trade shows globally. Our primary sales are generated through product demonstrations and short-term rentals to demonstrate the capabilities of our products and value proposition to large mobile network providers worldwide. In 2017, we added mobile demonstration vehicles to our sales fleet where sales personnel can transport our DC power systems to customer locations to demonstrate the features and benefits of our products. We believe this strategy of demonstrating our products and technologies to prospective customers will expedite the sales process for our DC power systems.

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

In the international markets, we utilize local service partners to perform installation and service on our equipment. We have hired trained personnel in Australia and Romania to assist in regional training of technicians and also in product demonstrations.

Competition

In the primarily 12 volt to 48 volt telecommunications power equipment market, we face competition from large diversified global and domestic companies that mainly manufacture and sell AC generator power systems designed for use as backup power or prime power applications. In the wireless tower markets in the U.S. and internationally, our competitors are segmented by regions with a core emphasis on run time of the power generation equipment, which can be further segmented into prime power or backup power applications.

Below are our primary competitors across these applications:

Prime Power. Our competitors include Caterpillar Inc., Generac Power Systems, Inc., Delta Power, Inc., Cummins Inc., 3Tech Corporate Limited, Ascot Industrial srl, Ausonia srl, Controllis and Kohler Co.

Backup Power. Our competitors include Ascot, Eltek Valere, Inc., General Electric, Delta Power, Inc., Generac Power Systems, Inc., Schneider Electric, Alpha Technologies Ltd. and Vertiv Co.

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

By implementing vertical integration throughout our manufacturing process we believe that we reduce overall manufacturing costs, thereby increasing profitability and market competitiveness. Our production processes encompass all aspects of production of our DC power systems, which includes alternators, aluminum enclosures, engine configurations, control electronics, cooling systems, wiring harnesses, exhaust systems and final assembly. Manufacturing of our proprietary technologies requires proprietary automated equipment that ensures total control and agility in our production processes. Over the past decade, we have made significant investments in highly specialized manufacturing tooling, jigs and fixtures that allow us to manufacture products at lower cost while maintaining the highest quality.

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

Throughout our operations we utilize computerized ERP software that integrates all our processes from lead generation to product shipment and aftermarket support. Our focus on safety, quality and on-time delivery is supported by employee training and information systems that monitor process and product quality and communicate trends and findings to senior management on a real-time basis.

Design Engineering/Research and Development

Our research and development efforts are market driven and are focused on the development of new technologies and product improvements, as well as reducing costs and improving product quality and reliability. During 2017, the primary focus of our research and development activities was the development of lighter-weight, more compact and lower cost DC power generation systems for our Tier-1 wireless provider customers in the U.S. and international markets. Significant resources were expended in enhancing our system controls like our Supra Controller™ and BMS. Features such as remote monitoring and self diagnostics were enhanced to make systems more robust and intelligent.

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

Our research and development expenditures increased by $1,120,706 to $1,334,637 during 2017, as compared to $213,931 in 2016. This significant growth is attributable to an increase in engineering salary and direct labor costs associated with development of new product configurations for use in U.S. and international markets. We maintain an in-house design, prototyping, testing and application engineering capabilities including expertise in 3-D solid modeling and finite element analysis, computer based modeling and testing, rapid prototyping, design verification testing and document publication, which includes manufacturing assembly instructions, supplier drawings and product manuals. In addition, we utilize third party testing laboratories to certify our products compliance to current applicable UL standards.

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

We consider our manufacturing process to be a trade secret, and have non-disclosure agreements with our employees to protect the trade secrets held by us. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and manufacturing concepts. We plan to register patents and trademarks in future to protect our intellectual property rights and enhance our competitive position.

Suppliers

We attempt to mitigate the material adverse effect of component shortages in our business through detail material planning and by qualifying multiple vendor sources for key components and outside processes. In order to meet our customer demands, we forecast the supply of our long lead time items such as engines, castings and electronic components through strategic planning of inventory levels. We conduct on-site supplier audits of major suppliers to help ensure reliability, quality and sustainability of critical components.

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

Product Warranties

Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. Under our standard warranty, provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Historically, we have experienced warranty costs of below 2% of net sales which we believe is well within industry norms.

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

Government Regulations and Environmental matters

Our products and their installations are subject to oversight and regulations at federal, state and local levels in accordance with regional statutes and ordinances relating to, building codes, fire codes, public safety, electrical and fuel connections, security protocols, and local and state licensing requirements. We are also regulated by federal, state and international environmental laws governing our use, transport and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to required compliance with air emissions standards applicable to internal combustion engines. Our products integrate engines with our proprietary technologies to produce efficient DC power. We rely on our engine suppliers to conform to the regional regulations and statutes to meet regional emission requirements.

Employees

As of March 1, 2018, we had 117 full time employees. Currently, 106 employees are located at our corporate headquarters in Gardena, California and eleven employees are located outside the U.S. None of our employees are represented by labor unions, and there have not been any work stoppages at our facilities. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

Facilities

Our principal offices are located in Gardena, California, where we lease a 40,000 square feet facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We also lease a 15,000 square foot warehouse facility across the street from our corporate offices. We believe that our current facilities are sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

Legal Proceedings

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on our business, prospects, financial condition or results of our operation.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Polar Power, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are dependent on a limited number of customers.

During each of the last four years, most of our revenues have been derived from one customer, Verizon Wireless. Revenues from Verizon Wireless, comprised 71% and 91% of our total revenues for the years ended December 31, 2017 and 2016, respectively. In 2017, we received approved supplier status from two additional Tier-1 telecommunications wireless carrier customers, one of which purchased significant orders towards the end of the year. Sales of our DC power systems to two Tier-1 wireless carrier customers represented 85% of our total revenues for 2017. We expect this trend to continue for the near future. An unfavorable change in our business relationship with our Tier-1 telecommunications wireless carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

To date, we have derived substantially all our revenues from sales of our DC base power systems to two customers within the telecommunications market. Our efforts to expand our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

To date, we have derived substantially all our revenues from sales of our DC base power systems to two customers within the telecommunications market. Any factor adversely affecting sales of these power systems to these two customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

If our business continues to develop as expected, we anticipate that we will continue to grow in the near future. If, due to capital constraints or otherwise, we are unable to fulfill our existing backlog in a timely manner and/or procure and timely fulfill our anticipated future backlog, our customers and potential customers may decide to use competing DC power systems or continue the use of alternating current, or AC, power systems. If we are unable to fulfill the growing demand for products and services in a timely manner, our customers and potential customers may choose to purchase products from our competitors. Some of our larger competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets, or compete effectively against current and new competitors as our industry continues to evolve.

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

Development and enhancement of our products and services will require significant additional investment and could strain our management, financial and operational resources. The lack of market acceptance of our products or services or our inability to generate sufficient revenues from this development or enhancement to offset their development costs could have a material adverse effect on our business. In addition, we may experience delays or other problems in releasing new products and services and enhancements, and any such delays or problems may cause customers to forego purchases of our products and services and to purchase those of our competitors.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Purchases from Yanmar and Kubota represented approximately 37% and 16% of our total cost of sales for 2017, respectively, and represented approximately 19% and 18% of our total cost of sales for 2016, respectively. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

Price increases in some of the key components in our DC power systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our DC power systems are subject to fluctuation due to market forces beyond our control, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of engines can fluctuate frequently and often significantly. We do not have any long-term contracts or commitments with our two key engine suppliers. Substantial increases in the prices of raw materials used in components which we source from our suppliers may result in increased prices charged by our suppliers. If we incur price increases from our suppliers for key components in our DC power systems, our production costs will increase. Given competitive market conditions, we may not be able to pass all or any of those cost increases on to our customers in the form of higher sales prices. To the extent our competitors do not suffer comparable component cost increases, we may have even greater difficulty passing along price increases and our competitive position may be harmed. As a result, increases in costs of key components may adversely affect our margins and otherwise adversely affect our operating results and cash flows.

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

Our operations require raw materials, such as aluminum, copper and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have an adverse effect on the cost or supply of these magnets. At our current production volumes, we are unable to secure large quantities of these commodities at fixed prices; however, we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities outlined may significantly increase material costs of our products. If production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

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

Because certain of our products for customers in the telecommunications industry are used in critical communications networks, we may be subject to significant liability claims if our products do not work properly. We warrant to our customers that our products will operate in accordance with our product specifications. If our products fail to conform to these specifications, our customers could require us to remedy the failure or could assert claims for damages. The provisions in our agreements with customers that are intended to limit our exposure to liability claims may not preclude all potential claims. In addition, any insurance policies we have may not adequately limit our exposure with respect to such claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. Any such claims, whether or not successful, would be costly and time-consuming to defend, and could divert management’s attention and seriously damage our reputation and our business.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. In 2017 and 2016, our sales to international customers accounted for 2% and 0%, respectively, of total revenue. We expect that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of conducting business internationally include:

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

Under our 2016 Omnibus Stock Incentive Plan, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2017, we had granted options to purchase an aggregate of 30,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

Item 3.	Legal Proceedings.

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on our business, prospects, financial condition or results of our operation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock trade on The NASDAQ Capital Market under the symbol “POLA.” Shares of our common stock began trading on The NASDAQ Capital Market on December 7, 2016. The table below sets forth for the quarter indicated for the year ended December 31, 2017 and the fourth quarter ended December 31, 2016, the reported high and low bid prices of our common stock as reported on The NASDAQ Capital Market. The prices shown below reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

		High	Low
Year Ended December 31, 2016
Fourth Quarter	(December 7 – December 31)	$10.69	$7.09

Year Ended December 31, 2017
First Quarter	(January 1 – March 31)	$9.07	$7.64
Second Quarter	(April 1 – June 30)	$9.11	$4.64
Third Quarter	(July 1 – September 30)	$6.16	$4.17
Fourth Quarter	(October 1 – December 31)	$5.85	$4.79

Security Holders

As of April 2, 2018, we had 10,143,158 shares of common stock outstanding held of record by approximately 27 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On April 2, 2018, the last reported sale price of our common stock on The NASDAQ Capital Market was $4.97 per share.

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

Recent Sales of Unregistered Securities

None.

 Purchases of Equity Securities by the Issuer and Affiliated Persons

None.

Equity Compensation Plan

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	30,000	$4.84	1,724,385

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview.

We design, manufacture and sell DC power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 20 kW:

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

During the years ended December 31, 2017 and 2016, 88% and 97%, respectively, of our total net sales were within the telecommunications market, with 71% and 91%, respectively, of our total net sales during those periods being derived from one customer, Verizon Wireless. During those periods, sales of our DC base power systems represented 98% and 97%, respectively, of all DC power systems sold while sales of our DC solar hybrid power systems represented 2% and 3%, respectively, of all DC power systems sold. We did not sell any of our DC hybrid power systems during these periods. To date, all sales to Verizon Wireless have been comprised of our DC base power systems.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2017 and 2016, we had accrued a liability for warranty reserve of $175,000 and $25,000, respectively. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Financial Performance Summary – Year Ended December 31, 2017

Our revenues decreased by $8,382,768, or 37%, to $14,418,726 for the year ended December 31, 2017, as compared to $22,801,494 for the year ended December 31, 2016. We reported net loss of $757,416 for 2017, as compared to net income of $4,402,810 for 2016. The decrease in our financial performance during 2017 is a result of decreased revenues, combined with increased administrative, sales, and research and development expenditures as a percentage of net sales, as compared to 2016.

The decrease in revenues during 2017 is a direct result of decreased sales of our DC power systems coupled with price reductions on our DC power systems that went into effect in the first quarter of 2017. Our backlog as of December 31, 2017 was $1,825,712, with 44% of that amount being attributable to Verizon Wireless, 37% to our new Tier-1 telecommunications wireless carrier customer, and 14% to military customers.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
	2017	2016	Favorable (Unfavorable)	Favorable (Unfavorable)	2017	2016
Net sales	$14,418,726	$22,801,494	$(8,382,768)	(37)%	100.0%	100%
Cost of sales	9,657,558	12,619,837	2,962,279	23%	67.0%	55.3%
Gross profit	4,761,168	10,181,657	(5,420,489)	(53)%	33.0%	44.7%
Research and development expenses	1,334,637	213,931	(1,120,706)	(524)%	9.3%	0.9%
Sales and marketing expenses	1,348,455	424,579	(923,876)	(218)%	9.4%	1.9%
General and administrative expenses	2,848,940	2,112,336	(736,604)	(35)%	19.8%	9.3%
Depreciation and amortization expense	31,096	26,888	(4,208)	(16)%	0.2%	0.1%
Total operating expenses	5,563,128	2,777,734	(2,785,394)	(100)%	38.6%	12.2%
Income (loss) from operations	(801,960)	7,403,923	(8,205,883)	(111)%	(5.6)%	32.5%
Interest expense	(17,822)	(112,550)	94,728	84%	0.1%	0.5%
Other income (expense)	62,366	(27,516)	89,882	327%	0.4%	0.1%
Income (loss) before income taxes	(757,416)	7,263,857	(8,021,273)	(110)%	(5.3)%	31.9%
Income Tax provision	—	2,861,047	2,861,047	100%	0.0%	12.5%
Net income (loss)	$(757,416)	$4,402,810	$(5,160,226)	(117)%	(5.3)%	19.3%

Net Sales. Net sales decreased by $8,382,768, or 37%, to $14,418,726 for 2017, as compared to $22,801,494 for 2016. The decrease was primarily due to a decrease in sales of our DC power systems to Verizon Wireless, which for the last four years was our largest customer. Sales to Verizon Wireless accounted for 71% of our total net sales during 2017, as compared to 91% of total net sales in 2016.

In 2017, we received approved supplier status from two additional Tier-1 telecommunications wireless carrier customers, one which purchased significant amounts of our DC power systems in the fourth quarter of 2017, representing approximately 45% of our total net sales for the quarter. Sales of our DC power systems to two of our four Tier-1 wireless carrier customers represented 85% of our total revenues for 2017.

Cost of Sales. Cost of sales decreased by $2,962,279 to $9,657,558 during 2017, compared to $12,619,837 during 2016. Cost of sales as a percentage of net sales increased from 55% in 2016 to 67% in 2017. In 2017, we made significant improvements to our facilities to improve our production capabilities and we used our direct labor force to assist with research and development projects throughout the year. We believe these initiatives will result in improved productivity in the upcoming quarters and a more diversified product line for our customers. These initiatives resulted in labor inefficiencies to be absorbed in the cost of sales in 2017 thereby adversely affecting our cost of sales in 2017. In addition, our decision to decrease the price of our DC power systems in March 2017 resulted in an increase in our cost of sales as a percentage of net sales.

Gross Profit. Our gross profit during 2017 decreased by $5,420,489 to $4,761,168, as compared to $10,181,657 during 2016. Gross profit as a percentage of net sales decreased to 33% in 2017, as compared to 45% in 2016. The decrease in gross profit in both absolute dollars and as a percentage of net sales during 2017 was primarily due to a combination of a price reduction of our DC power systems to Tier-1 telecommunications wireless carrier customers that went into effect in March 2017 and lower fixed manufacturing overhead absorption resulting from lower shipments. We made substantial improvements in our production facility and product line during 2017 and we continue to believe that gross profit margin will improve in future periods to within a range of 36% to 42%, particularly as the volume of sales increases.

Research and Development Expenses. During 2017, research and development expenses increased by $1,120,706 to $1,334,637, as compared to $213,931 during 2016. The increase was primarily due to increased investments in several research and development projects, such as engineering changes and technology upgrades to our DC power systems to meet new customer requirements and the ongoing development of new hybrid power systems for international markets. We plan to continue investing in research and development during 2018 at a level similar to that of 2017 and we anticipate research and development expenses as a percentage of net sales to decrease as the volume of sales increases.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1,348,455 during 2017, as compared to $424,579 during 2016. The $923,876 increase is attributable to the addition of sales executives and support in Singapore, Dubai, Australia, Dominican Republic, South Africa, Romania, and U.S. We anticipate our sales and marketing expenses to continue to increase in the short term while we continue to expand our sales infrastructure and promote our products in the U.S. and international markets.

General and Administrative Expenses. Our general and administrative expenses increased by $736,604, to $2,848,940 during 2017, as compared to $2,112,336 during 2016. The increase was primarily due to the addition of investor relations management services and D&O insurance and increases in consulting services. We anticipate our general and administrative costs to remain flat or slightly lower as percentage of net sales during 2018.

Depreciation and Amortization Expenses. During 2017, depreciation and amortization expenses increased by $4,208 to $31,096, as compared to $26,888 during 2016. The increase is attributed to the purchase of equipment for our manufacturing facility and three vehicles to support our technical support services.

Interest Expense. During 2017, our interest expense was $17,822, as compared to $112,550 during 2016, a decrease of $94,728. Our interest expense is primarily attributable to interest paid for financing of production equipment. The decrease in interest expense in 2017 is primarily attributable to reduction in borrowing costs resulting from the closure of our prior line of credit with Gibraltar Business Capital, which was utilized to fund our working capital needs in 2016.

Other Income (Expense). During 2017, other income increased by $89,882. We had other income of $62,366 in 2017, compared to other expense of $27,516 during 2016. The increase in other income in 2017 is primarily attributable to interest paid by our banking institutions on cash reserves.

Income Tax. We have no income tax expense in 2017, which is consistent with our net loss during the period, as compared to $2,861,047 for 2016.

Net Income (Loss). As a result of the factors identified above, we generated a net loss of $757,416 for 2017, as compared to net income of $4,402,810 for 2016, a decrease of $5,160,226. A significant portion of the decrease in net income can be attributed to a decrease in sales of our DC power systems to Verizon Wireless.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2017, we funded our operations primarily from cash on hand, which was substantially generated from the net proceeds of $16,957,334 from our initial public offering in December 2016. These funds were also used to make capital expenditures and to increase inventory to support higher production. As of December 31, 2017, we had working capital of $22,118,048, as compared to $22,924,390 at December 31, 2016. This decrease of $806,342 in working capital is primarily attributable to a $2,040,995 decrease in cash and cash equivalents resulting from net cash of $1,587,130 used in operating activities, net cash of $342,121 used in acquiring manufacturing equipment and vehicles, and net cash of $111,744 in repayment of equipment financing.

On December 31, 2017 and December 31, 2016, our trade receivables totaled $3,058,266 and $4,403,946 respectively, of which $927,018 (30%) and $4,160,975 (94%) respectively, represented customer account balances of our customer Verizon Wireless with 60-day payment terms. In 2017, a newly acquired Tier-1 telecommunications wireless carrier customer accounted for 59% of our trade receivables on December 31, 2017.

Our available capital resources on December 31, 2017 consisted primarily of $14,201,163 in cash and cash equivalents. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any.

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

Our credit facility contains negative covenants prohibiting us from (i) creating or permitting to exist any liens, security interests or other encumbrances on our assets, (ii) engaging in any business activities substantially different than those in which we are presently engaged, (iii) ceasing operations, liquidating, merging, transferring, acquiring or consolidating with any other entity, changing our name, dissolving or transferring or selling collateral out of the ordinary course of business, or (iv) paying dividends on our capital stock (other than dividends payable in stock).

As of December 31, 2017, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2017	2016
Net Cash Provided By (Used In):
Operating Activities	$(1,587,130)	$627,056
Investing Activities	$(342,121)	(296,303)
Financing Activities	$(111,744)	15,647,987
Net increase (decrease) in cash	$(2,040,995)	$15,978,740

Operating Activities

Net cash used in operating activities for 2017 was $1,587,130, as compared to net cash provided by operating activities of $627,056 for 2016. This increased use of net cash in 2017 was primarily due to a net loss of $757,416, a decrease in net income taxes payable of $1,227,308, and an increase in inventory of $647,462 resulting from decreased production and revenue during 2017, offset by a decrease in accounts receivable of $1,345,680.

Investing Activities

Net cash used by investing activities for 2017 totaled $342,121, as compared to $296,303 for 2016, an increase of $45,818. The net cash used in investing activities in 2017 was attributable to acquisitions of new manufacturing equipment and vehicles.

Financing Activities

Net cash used in financing activities totaled $111,744 for 2017, as compared to net cash provided by financing activities of $15,647,987 during 2016, a decrease of $15,536,243. This decrease was primarily due to the $16,957,334 of equity capital raised and $965,150 in repayment of the credit line in 2016, which was not present in 2017.

Backlog

As of December 31, 2017, we had a backlog of $1,827,712. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 82% in our purchases of our DC power systems by telecommunications customers, of which 44% is from Verizon Wireless and 37% from our new Tier-1 telecommunications wireless carrier customer. In addition, our backlog includes 14% in purchases from military contractors and 5% from miscellaneous customers. We believed the majority of its backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes and Disagreements with Accountants on Accounting and Finance Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2017, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On April 2, 2018, our board of directors appointed Rajesh Masina, our former Vice President Operations, as our Chief Operating Officer and appointed Luis Zavala, our former Vice President Finance and Acting Chief Financial Officer, as our Chief Financial Officer. A detailed description of Mr. Masina’s and Mr. Zavala’s work experience and a summary of their respective executive employment agreements are set forth below in “Item 10. Directors, Executive Officers and Corporate Governance–Executive Officers, Directors and Key Employee” and “Item 11. Executive Compensation–Employment Agreements,” respectively.

On April 2, 2018, our Compensation Committee approved an increase in annual base salary for each of Mr. Masina and Mr. Zavala from $120,000 to $175,000 effective as of April 1, 2018. In addition, on April 2, 2018, the Compensation Committee approved the grant of incentive stock options to purchase shares of our common stock under our 2016 Plan to Arthur D. Sams, our President, Chief Executive Officer and Secretary, Mr. Masina, our Chief Operating Officer and Mr. Zavala, our Chief Financial Officer, in the following amounts:

•	Arthur D. Sams – 150,000 shares
•	Rajesh Masina – 90,000 shares
•	Luis Zavala – 90,000 shares

The options have a term of 10 years, vest as to one-third of the shares on the first, second and third anniversaries of the date of grant and, with respect to Mr. Masina and Mr. Zavala, have an exercise price per share equal to $4.97, which exercise price equals the closing sale price of one share of our common stock on April 2, 2018. Because Mr. Sams is a greater than 10% stockholder of Polar Power, the exercise price per share of his option is equal to $5.47, which exercise price equals 110% of the closing sale price of one share of our common stock on April 2, 2018.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employee

The following table sets forth the names, ages and positions of our executive officers, directors and key employee as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	66	Chairman of the Board, President, Chief Executive Officer and Secretary
Rajesh Masina	35	Chief Operating Officer
Luis Zavala	48	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	66	Director
Matthew Goldman	40	Director
Peter Gross	67	Director

Key Employee
Adam Szczepanek	54	Vice President Business Development

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

Rajesh Masina has served as our Chief Operating Officer since March 2018 and previously served as our Vice President Operations from August 2009 to March 2018. Prior to joining us, Mr. Masina served as a supply chain consultant to International Game Technology, a large gaming equipment company in Reno, Nevada, from December 2008 to June 2009. Mr. Masina worked as the Assistant Manager for Applied Photonics Worldwide Inc., an engineering services company, from January 2006 to January 2008. From July 2001 to May 2003, Mr. Masina worked as the Business Development Manager in his family business, which provided consulting services to a regional telecommunications provider in India with respect to the acquisition of telecommunications sites. We believe Mr. Masina has a unique combination of technical and business knowledge that is vital to our growth strategy. Mr. Masina’s key strengths include business analytics, supply chain management, make vs. buy decision making, production scheduling, client relations, and strategic planning. Mr. Masina is a minority investor in a startup equipment rental company, Smartgen Solutions, Inc., serving the Southern California telecommunications equipment market. Smartgen Solutions, Inc. provides installation and maintenance service for various telecommunications tower companies and also is an authorized service dealer for Polar products. Mr. Masina has a Master’s Degree in Electrical Engineering from the University of Nevada Reno and an MBA from the University of Nevada Reno’s Supply Chain Program.

Luis Zavala has served as our Chief Financial Officer since March 2018 and previously served as our Vice President Finance from August 2009 to March 2018 and as our Acting Chief Financial Officer from March 2016 to March 2018. Prior to that, Mr. Zavala served as the President of Sky Limited Enterprises, a general contractor, from June 2006 to August 2009. Prior thereto, Mr. Zavala worked as Director of Finance for Legacy Long Distance International, a telecommunications operator service provider company, from March 2001 to May 2006. Mr. Zavala also has over 20 years of experience managing accounting and finance departments in various industries, including banking and telecommunications. Mr. Zavala earned his Bachelor’s Degree in Business Administration from the California State University of Northridge and his MBA at Keller Graduate School of Management, Long Beach.

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

Peter Gross has served as a member of our board of directors since December 2017 and serves as a member of our Audit Committee. Since 2012, Mr. Gross has served as the Vice President Mission Critical Systems at Bloom Energy, a fuel cell power systems company located in Sunnyvale, California. Mr. Gross holds a Master’s Degree in Electrical Engineering from Polytechnic Institute of Bucharest and a Master’s in Business Administration degree from California State University at Dominguez Hills. Mr. Gross is also a member of the Advisory Board of UCLA’s Institute of Environment and Sustainability and a member of Southern Methodist University’s Data Center System Engineering Board of Advisors. In nominating Mr. Gross, our board of directors considered his significant engineering experience in the power systems industry, especially for data center and telecommunications applications. Our board of directors believes that Mr. Gross will provide critical leadership as we expand our DC power systems within the data and military markets.

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

Board Composition

Our board of directors currently consists of four members; Arthur D. Sams, Matthew Goldman, Keith Albrecht, and Peter Gross. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

Audit Committee

The members of our Audit Committee are Mr. Goldman, Mr. Albrecht and Mr. Gross. Mr. Albrecht is the chair of the Audit Committee. Messrs. Goldman, Albrecht and Gross satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses the requisite financial sophistication, as defined under the NASDAQ Listing Rules. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our Audit Committee is responsible for, among other things:

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

For 2017, compensation of our executive officers was comprised of base salary and discretionary non-equity incentives in the form of cash bonuses. The cash bonus amounts paid to our executive officers during 2017, as set fourth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during the first six months of 2017 and the second half of 2017.

For 2018, our Compensation Committee has established an executive compensation plan for our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom we refer to collectively as our “executive officers,” that is intended to achieve the following objectives:

•	attract, retain, motivate and reward our executive officers who are responsible for our success;

•	align and strengthen the mutual interests of our executive officers, our company and our stockholders;

•	deliver compensation that reflects our financial and operational performance, while at the same time providing the opportunity for our executive officers to earn above-targeted total compensation for exceptional individual and company performance; and

•	provide total compensation to each executive officer that is internally equitable, competitive and influenced by company and individual performance.

Compensation Philosophy

Our compensation philosophy and objectives are as follows:

•	to align the interests of our executive officers with those of our stockholders and incent our executive officers to attain our short- and long-term financial and business goals;

•	to ensure that our executive compensation structure and total compensation is fair, reasonable and competitive in the marketplace so that we can attract and retain highly qualified personnel in key positions; and

•	to provide an executive compensation structure and total compensation that are internally equitable based upon each executive officer’s role and responsibilities.

Our Compensation Committee seeks to make executive compensation decisions that embody this philosophy and that are directed towards attaining these objectives.

In implementing our compensation philosophy and objectives, our Compensation Committee reviews and analyzes each executive position, including the importance and scope of the role and how the position compares to other Polar Power executive officers. With respect to setting base salaries, our Compensation Committee also compares these positions to similar positions at a number of publicly traded companies listed on the New York Stock Exchange and NASDAQ that are engaged in the power manufacturing and design industry.

We believe that structuring our executive officer compensation program to align the interests of our executive officers with our interests and those of our stockholders, and properly incenting our executive officers to attain our short- and long-term business goals, best serves the interests of our stockholders and creates stockholder value. We believe this occurs through motivating our executive officers to attain our short- and long-term business goals and retaining these executive officers by providing compensation opportunities that are competitive in the marketplace.

Compensation Governance Practices

Listed below are some key examples of our compensation governance practices that are intended to align the interests of our executive officers with our stockholders, incent the attainment of short- and long-term business objectives and retain highly qualified executive officers:

•	Pay for performance. A substantial portion of our compensation is tied to meeting specified company and individual objectives. We structure total compensation with significant annual cash incentives and a long-term equity component, thereby making a substantial portion of each executive officer’s targeted total compensation dependent upon company and individual performance as well as the performance of our stock price.

•	Retention through long-term equity awards. We employ long-term equity awards through grants of options that vest in the future. These equity awards are designed to aid in our retention of key personnel in important positions and align the interests of our executive officers with those of our stockholders.

•	Long vesting periods. Our equity awards to our executive officers generally vest in annual installments over a three-year period.

•	Linkage of annual cash incentive compensation plan to our performance. Our annual cash incentive compensation plan links a majority of targeted and potential payouts to our financial performance.

•	Prohibition on hedging and pledging common stock. Our executive officers, together with all our employees, are prohibited from engaging in hedging, pledging or similar transactions with respect to our common stock.

•	No perquisites. Our executive officers are not provided with any perquisites or special benefits other than benefits such as healthcare, vacation and sick days available to other full-time employees of Polar Power.

•	Change in control. All executive officers’ unvested equity grants accelerate upon any change in control of Polar Power.

•	No option re-pricing. Our 2016 Plan does not permit options or stock appreciation rights to be repriced to a lower exercise price without the approval of our stockholders, except in connection with certain changes to our capital structure.

•	Clawback policy. If we are required as the result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive.

Role of our Compensation Committee

Our Compensation Committee, with input from our management and one or more independent compensation consultants, establishes, updates and administers our executive compensation program. Our Compensation Committee establishes our compensation philosophy and objectives; oversees the design and administration of our executive compensation program; establishes the elements and mix of total compensation; sets the parameters and specific target metrics of our performance-based incentive compensation plan; and determines the target compensation of our executive officers. Our Compensation Committee has the authority to retain independent counsel, advisors and other experts to assist it in the compensation-setting process and receives adequate funding to engage those service providers.

Role of Management

Our Chief Executive Officer and other executive officers attend Compensation Committee meetings as requested by the Compensation Committee. These individuals are not present during executive sessions of Compensation Committee meetings except at the invitation of the Compensation Committee.

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2018, the target for base salary compensation for our executive officers is based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of NASDAQ or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2018:

Company Name	Description of Business
Espey Manufacturing – ESP (NYSE)	Power electronics design and manufacturing company, products include power supplies, power converters, power distribution equipment
Wireless Telecom – WTT (NYSE)	Designs and manufactures radio frequency and microwave based products for wireless and advance telecommunications industry
Ballard Power Systems – BLDP (NASDAQ)	Developer and manufacturer of fuel cell products for material handling and portable power applications
Plug Power – PLUG (NASDAQ)	Design and manufactures hydrogen fuel cell systems for mobile and stationary power applications
Fuel Cell Energy – FCEL(NASDAQ)	Designs and manufactures power generation systems for mobile and stationary power applications

The Compensation Committee reviews the appropriateness of the comparison group used for assessing the compensation of our executive officers on an annual basis. The data used from our peer group was collected directly from filings made by the peer group of companies with the SEC.

Elements of Total Compensation

Our executive officers’ compensation program includes three major elements:

•	Base Salary
•	Non-Equity Incentives
•	Long-term Equity Incentives

Base Salary

Our Compensation Committee reviews the base salary levels for our executive officers annually and makes such adjustments as it deems appropriate after taking into account the officer’s level and scope of responsibility and experience, company and individual performance, competitive market data, and internal pay equity considerations.

Outlined below is the base salary data of the peer group of companies outlined above. For 2018, the Compensation Committee eliminated the highest and lowest base salary data to avoid skewing the results (e.g., in one case, the subject company paid a very low base salary while awarding very high equity awards). The remaining amounts were then tabulated to provide the average base salary for the executive officers in the peer group of companies.

In reviewing the personal performance of each of our executive officers during 2017 and the average base salaries paid by our peer group of companies, the Compensation Committee concluded that the base salaries of our executive officers are significantly below that of our competition. The Compensation Committee determined on April 2, 2018 that, commencing April 1, 2018, the base salary of our President and Chief Executive officer be set at approximately 70% of the average base salaries of the peer group of companies and that the base salaries for our Chief Financial Officer and the Chief Operating Officer be set at approximately 60% of the average base salaries of the peer group of companies, all of which is reflected in the table set forth below:

Executive	Min	Max	Average	2017 Actual	2017 to Average	2018	2018 to Average
CEO (in $,000)	248	600	386	200	52%	275	71%
CFO/COO (in $,000)	220	391	290	120	41%	175	60%

Non-Equity Incentives

Annual non-equity incentive compensation for our executive officers consists of cash awards. Participants are eligible for annual cash incentive compensation based upon our attainment of pre-established financial and business performance goals. The Compensation Committee believes that these goals will best incent our executive officers to attain our short- and long-term financial and other business goals.

For 2018, the Compensation Committee has determined that each executive officer may earn up to 100% of such executive officer’s base salary based upon the attainment by the Company of the seven financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar Power achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. For example, if our revenues equal $24 million in 2018, thereby satisfying the Minimum Level of $22 million but not satisfying the Target Level of $26 million, each executive officer would be eligible to receive an award equal to 15% of his base salary rather than receiving an award that is proportional to the higher Target Level award amount.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	15%	25%	35%
Gross Margin	3%	5%	10%
EBITDA	5%	8%	10%
Warranty	2%	4%	5%
Customer Concentration	15%	18%	20%
International Sales	5%	7%	10%
Inventory Turnover	5%	8%	10%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2017 Actual
Revenue ($ million)	$22	$26	$30	$14.4
Gross Margin (% of revenue)	34%	36%	38%	34%
EBITDA (% of revenue)	3%	4%	5%	(5)%
Warranty (% of revenue)	2.0%	1.8%	1.6%	2.5%
Customer Concentration (% of total sales)	65%	55%	45%	71%
International Sales (% of total sales)	5%	10%	15%	0%
Inventory Turnover (sales/inventory)	2.0	2.2	2.4	1.7

Long-term Equity Incentives

Long-term equity incentive compensation for our executive officers, generally consists of awards of stock options under our 2016 Plan. We believe that these equity awards offer a balanced and competitive equity compensation arrangement for our executive officers.

The Compensation Committee approves equity awards for our executive officers in connection with the annual review of their individual performance and overall compensation. The annual awards are typically made near the end of the first quarter of the following year. Each award is designed primarily as a retention tool, typically requiring the executive to remain with Polar Power for at least one year to receive the benefit of one-third of the award on partial vesting and at least three years to receive the full benefit of the award on full vesting. We believe our equity incentive compensation aligns the interests of our executive officers with those of our stockholders and provides each executive officer with a significant incentive to manage Polar Power from the perspective of an owner with an equity stake in the business by tying significant portions of the recipients’ compensation to the market price of our common stock.

In making long-term equity incentive awards, our Compensation Committee sets a target value for the award for each executive officer based on its judgment about the factors used in setting executive officer total compensation described under “Compensation Philosophy” above as well as our Compensation Committee’s judgment regarding the desired mix of base salary, annual non-equity incentives and long-term equity incentives. Our Compensation Committee also considers outstanding vested and unvested equity awards to executive officers, the stock ownership levels of executive officers and the potential dilutive effect on our stockholders.

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers:

•	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

•	Rajesh Masina, our Chief Operating Officer; and

•	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Arthur D. Sams,	2017	200,000	90,000	290,000
President, Chief Executive Officer and Secretary	2016	200,000	150,500	350,500

Rajesh Masina,	2017	120,000	90,000	210,000
Chief Operating Officer	2016	118,462	77,750	196,212

Luis Zavala,	2017	120,000	60,000	180,000
Chief Financial Officer	2016	118,462	77,750	196,212

Employment Agreements

Arthur D. Sams

Our Amended and Restated Executive Employment Agreement with Arthur D. Sams, dated as of July 8, 2016, provides for at-will employment of Mr. Sams as our President and Chief Executive Officer, at an annual base salary of $200,000. On April 2, 2018, we increased Mr. Sams’ annual base salary to $275,000 effective as of April 1, 2018. Mr. Sams is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and is eligible to participate in all of our employee benefit programs including our 2016 Plan.

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

Rajesh Masina

Our Executive Employment Agreement with Rajesh Masina, dated as of July 8, 2016, provides for at-will employment as our Vice President Operations at an annual base salary is $120,000. On April 2, 2018, we appointed Mr. Masina as our Chief Operating Officer and increased his annual base salary to $175,000 effective as of April 1, 2018. Mr. Masina is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and is eligible to participate in all of our employee benefit programs including our 2016 Plan.

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

Luis Zavala

Our Executive Employment Agreement with Luis Zavala, dated as of July 8, 2016, provides for at-will employment as our Vice President Finance at an annual base salary of $120,000. On April 2, 2018, we appointed Mr. Zavala as our Chief Financial Officer and increased his annual base salary to $175,000 effective as of April 1, 2018. Mr. Zavala is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and is eligible to participate in all of our employee benefit programs including our 2016 Plan. The general terms of Mr. Zavala’s Executive Employment Agreement are identical to the terms of Mr. Masina’s Executive Employment Agreement.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $2,500 for the most part of 2017. On December 4, 2017, we increased the quarterly cash retainer to $7,500. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

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

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2018 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

 The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 30, 2018. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after March 30, 2018 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group, but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 10,143,158 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams	Common	5,578,176	55.0%
Rajesh Masina (1)	Common	105,264	1.0%
Luis Zavala (1)	Common	47,369	*
Keith Albrecht (1)	Common	23,334	*
Matthew Goldman (1)(2)	Common	466,667	4.6%
Peter Gross (1)	Common	10,000	*
Smartgen Solutions, Inc. (3)	Common	506,150	5.0%
Polaris Capital, LLC (2)	Common	466,667	4.6%
All directors and executive officers as a group (6 persons)	Common	6,197,476	61.3%

*	Less than 1%.

(1)	Messrs. Sams, Albrecht, Goldman and Gross are directors of Polar. Messrs. Sams, Masina and Zavala are named executive officers of Polar.

(2)	Includes 466,667 shares of common stock held by Polaris Capital, LLC. Mr. Goldman, the managing member and sole beneficial owner of Polaris Capital, LLC, has voting and investment power over such shares of common stock.

(3)	Mr. Masina owns 40% of the share capital of Smartgen Solutions, Inc. Mr. Masina disclaims beneficial ownership over the shares of common stock of Polar held by Smartgen Solutions, Inc. Jayamadhuri Penumarthi, the President and Secretary of Smartgen Solutions, Inc., has voting and investment power over such shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2016 to which we have been a participant, in which:

•	the amount involved exceeded or will exceed $120,000; and

•	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of Polar products in Southern California. The agreement has a term of three years from the date of execution and automatically renews for additional one-year periods if not terminated. Once we have completed this offering and established an audit committee, all transactions involving this agreement will be monitored by our audit committee.

During 2017 and 2016, Smartgen performed $186,392 and $111,684, respectively, in field services for us.

During 2017 and 2016, Smartgen purchased $1,136 and $0, respectively, in goods, parts and services from us.

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

Employment Agreements

We have entered into amended employment agreement with each of Arthur D. Sams, our President, Chief Executive Officer and Secretary; Rajesh Masina, our Chief Operating Officer; and Luis Zavala, our Chief Financial Officer; providing for, without limitation, certain payments upon termination and change in control. See “Executive and Director Compensation–Employment Agreements” in this Annual Report on Form 10-K for a further discussion of these agreements.

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

The policy generally provides that we may enter into a related person transaction only if:

•	the Audit Committee pre-approves such transaction in accordance with the guidelines set forth in the policy;

•	the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the Audit Committee (or the chairperson of the Audit Committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy;

•	the transaction is approved by the disinterested members of the board of directors; or

•	the transaction involves compensation approved by the Compensation Committee of the board of directors.

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

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2017 and 2016.

	2017	2016
Audit Fees	$174,110	$66,500
Audit-Related Fees	2,634	125,704
Tax Fees	60,226	21,506
Total	$236,970	$213,710

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

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits immediately preceding the signature page of this report.

Item 16.	Form 10-K Summary.

None

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Weinberg & Company, P.A.

We have served as the Company's auditor since 2016.

Los Angeles, California

April 2, 2018

POLAR POWER, INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,001,180 at December 31, 2017)	$14,201,163	$16,242,158
Accounts receivable	3,058,266	4,403,946
Inventories, net	5,487,053	4,839,591
Prepaid expenses	236,670	178,569
Refundable income taxes	629,316	—
Total current assets	23,612,468	25,664,264

Other assets:
Property and equipment, net	824,076	737,586
Deposits	87,496	66,796
Deferred tax assets	—	160,637

Total assets	$24,524,040	$26,629,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$757,753	$659,355
Customer deposits	40,039	71,954
Income taxes payable	—	1,227,308
Accrued liabilities and other current liabilities	586,391	669,889
Current portion of notes payable	110,237	111,368
Total current liabilities	1,494,420	2,739,874
Notes payable, net of current portion	126,818	237,431

Total liabilities	1,621,238	2,977,305

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 and, 10,143,158, shares issued and outstanding, respectively	1,014	1,014
Additional paid-in capital	19,250,955	19,242,715
Retained earnings	3,650,833	4,408,249
Total stockholders’ equity	22,902,802	23,651,978

Total liabilities and stockholders’ equity	$24,524,040	$26,629,283

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Net sales	$14,418,726	$22,801,494
Cost of sales	9,657,558	12,619,837
Gross profit	4,761,168	10,181,657
Operating Expenses
General and administrative	2,848,940	2,112,336
Research and development	1,334,637	213,931
Sales and Marketing	1,348,455	424,579
Depreciation and amortization	31,096	26,888
Total operating expenses	5,563,128	2,777,734
Income (loss) from operations	(801,960)	7,403,923
Other income (expenses)
Interest expenses	(17,822)	(112,550)
Other income (expenses)	62,366	(27,516)
Total other income (expense)	44,544	(140,066)
Income (loss) before income taxes	(757,416)	7,263,857
Provision for income taxes	—	(2,861,047)

Net Income (loss)	$(757,416)	$4,402,810

Net Income (loss) per share – basic and diluted	$(0.07)	$0.58
Weighted average shares outstanding, basic and diluted	10,143,158	7,564,629

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,		Additional paid-in	Retained	Total Shareholders’
	Number	Amount	capital	Earnings	Equity
Balances, December 31, 2015	7,365,614	736	2,248,159	5,439	2,254,334
Common shares issued for services	17,544	2	37,498	—	37,500
Common shares issued for cash, net of offering costs	2,760,000	276	16,957,058	—	16,957,334
Net income	—	—		4,402,810	4,402,810
Balances, December 31, 2016	10,143,158	1,014	19,242,715	4,408,249	23,651,978
Fair value of vested stock options	—	—	8,240	—	8,240
Net loss	—	—	—	(757,416)	(757,416)
Balances, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net Income (loss)	$(757,416)	$4,402,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Fair value of vested stock options	8,240	—
Depreciation and amortization	255,631	207,857
Changes in operating assets and liabilities
Accounts receivable	1,345,680	(2,907,292)
Inventories	(647,462)	(2,746,492)
Prepaid expenses	(58,101)	(85,444)
Deposits	(20,700)	22,148
Refundable income taxes	(629,316)	—
Deferred tax assets	160,637	44,363
Accounts payable	98,398	476,471
Income taxes payable	(1,227,308)	931,530
Customer deposits	(31,915)	(157,648)
Accrued expenses and other current liabilities	(83,498)	438,753
Net cash provided by (used in) operating activities	(1,587,130)	627,056

Cash flows from investing activities:
Acquisition of property and equipment	(342,121)	(165,088)
Payable for acquired technology	—	(131,215)
Net cash used in investing activities	(342,121)	(296,303)

Cash flows from financing activities:
Advances (repayment) of credit line net	—	(965,150)
Repayment of notes	(111,744)	(344,197)
Proceeds from issuance of common stock	—	16,957,334
Net cash provided by (used in) financing activities	(111,744)	15,647,987

Increase (decrease) in cash and cash equivalents	(2,040,995)	15,978,740
Cash and cash equivalents, beginning of period	16,242,158	263,418
Cash and cash equivalents, end of period	$14,201,163	$16,242,158

Supplemental Cash Flow Information:
Interest paid	$10,193	$112,550
Taxes Paid	2,424,417	1,885,337
Supplemental non-cash investing and financing activities:
Assets acquired under notes payable	$—	$237,463
Fair value of common stock issued to settle wages payable	$—	$37,500

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of December 31, 2017 and 2016, the Company has established inventory reserves of $330,000 and $250,000, respectively, for obsolete and slow-moving inventory. As of December 31, 2017 and 2016, the components of inventories were as follows:

	Years End December 31,
	2017	2016
Raw materials	$2,716,392	$3,302,818
Finished goods	3,100,661	1,786,773
	5,817,053	5,089,591
Less: Inventory reserve	(330,000)	(250,000)
Total Inventories, net	$5,487,053	$4,839,591

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2017 and 2016, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

	Years End December 31,
Changes in estimates for warranties	2017	2016
Balance at beginning of the period	$175,000	$25,000
Payments	(364,163)	(135,457)
Provision for warranties	364,163	285,457

Balance at end of the period	$175,000	$175,000

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of as of December 31, 2017 and 2016.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2017 or December 31, 2016.

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

Segments

The Company operates in one segment for the manufacture and distribution of our products.  In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.  Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue.  All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.  Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements

Concentrations

Cash. The Company maintains cash balances at three banks, with the majority held at one bank located in the U.S. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Revenues. For the years ended December 31, 2017 and 2016, 71% and 91% of revenue were generated from one Tier-1 telecommunications wireless carrier customer, Verizon Wireless. Sales to the Company’s other Tier-1 telecommunications wireless carrier customer accounted for 15% and 0% of revenue in 2017 and 2016, respectively. In 2017 and 2016, sales to telecommunications customers accounted for 88% and 97% of total revenue, respectively. In 2017 and 2016, sales to international customers accounted for 2% and 0%, of total revenue, respectively.

Accounts receivable. At December 31, 2017, 59% and 30%, respectively, of the Company’s accounts receivable were from two Tier-1 telecommunications wireless carrier customers. At December 31, 2016, 94% of the Company’s accounts receivable were from one Tier-1 telecommunications wireless carrier customer.

Accounts payable. On December 31, 2017, accounts payable to the Company’s largest vendor represented 75% while the other two largest vendors represented 3% each. On December 31, 2016, accounts payable to the Company’s largest vendor represented 29%, while the other two largest vendors represented 9% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on two key engine suppliers, Yanmar Engines Company and Kubota Corporation. Cost of sales of its power systems, incorporating engines purchased from Yanmar and Kubota, represented approximately 37% and 16% of the Company’s total cost of sales for 2017, respectively, and represented approximately 19% and 18% of the Company’s total cost of sales for 2016.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2017	2016
Options	30,000	—
Warrants	115,000	115,000
Total	145,000	115,000

 Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures, but it does not believe adoption of this standard will have a material effect, if any.

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

NOTE 2 – RESTRICTED CASH

As of December 31, 2017, the Company’s cash balance of $14,201,163 included restricted cash of $1,001,180. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	1,451,423	1,193,892
Vehicles	122,264	51,883
Leasehold improvements	42,173	42,173
Office equipment	114,454	100,245
Software	97,533	97,533
Total property and equipment, cost	1,898,596	1,556,475
Less: accumulated depreciation and amortization	(1,074,520)	(818,889)
Property and equipment, net	$824,076	$737,586

Depreciation and amortization expense on property and equipment for the years ended December 31, 2017 and 2016 was $255,631 and $207,857, respectively. During the years ended December 31, 2017 and 2016, $224,535 and $180,969, respectively, of the depreciation expense were included in the balance of cost of sales for the years then ended.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2017	December 31, 2016
Total Equipment Notes Payable	237,055	348,799
Current Portion	110,237	111,368

Notes Payable, Long term	$126,818	$237,431

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $10,000 are due through 2021.

Annual future principal payments under the outstanding note agreements as of December 31, 2017 are as follows:

Years ending December 31:
2018	110,237
2019	73,728
2020	41,128
2021	11,962
Total	$237,055

NOTE 5 – LINE OF CREDIT

In August 2015, the Company entered into a Loan and Security Agreement with Gibraltar Business Capital to secure a revolving credit facility for an aggregate amount of up to $2.0 million. In December 2016, the Company repaid all outstanding balances and closed the credit facility

On March 21, 2017, the Company entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000. The credit facility will expire at such time the parties mutually agree to terminate the credit facility or at the election of the lender. Interest accrues on the principal amount of revolving loans outstanding under the credit facility at a rate equal to the greater of (i) the prime rate of interest as published by Citibank, or (ii) the one-month London Interbank Offered Rate plus 2%. Amounts outstanding from time to time under the credit facility are due and payable monthly in an amount equal to the greater of 2% of the outstanding principal balance or $100, plus accrued interest. Upon the termination of the credit facility, any amounts owed under the credit facility will be payable by the Company in 48 equal consecutive monthly installments of principal, together with accrued monthly interest and any other charges beginning the first calendar month after the date of cancellation. The credit facility is also subject to an annual finance charge of $2,500, which amount has been waived for the first year. The credit facility is secured by a Certificate of Deposit (restricted cash) account opened by the Company with Citibank in the amount of $1,000,000 (see Note 2).

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

As of December 31, 2017, the Company had not borrowed any funds under the credit facility and had borrowing availability of $1,000,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

 Preferred Stock

The Company’s board of directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any vote or action by the Company’s stockholders. Any preferred stock to be issued could rank prior to the Company’s common stock with respect to dividend rights and rights on liquidation. The Company’s board of directors, without stockholder approval, may issue preferred stock with voting and conversion rights which could adversely affect the voting power of holders of common stock and discourage, delay or prevent a change in control of the Company.

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

Shares issues for cash, net offering costs

In December 2016, the Company completed an underwritten initial public offering of 2,400,000 shares of its common stock at a price of $7.00 per share. In addition, the offering provided the underwriters a 45-day option to purchase up to an additional 360,000 shares of common stock from the Company at the same price of $7.00 per share. The underwriters exercised the foregoing option to purchase additional shares in full. The net proceeds to the Company from the offering were $16,957,334, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The offering was made pursuant to a registration statement on Form S-1, which was filed with the SEC on September 9, 2016 and declared effective on December 6, 2016.

In connection with the offering, the Company also issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

NOTE 7 – STOCK OPTIONS

 The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2015	—	—
Issued	-	$-
Exercised	—	—
Outstanding, December 31, 2016	-	$-
Issued	30,000	4.84
Exercised	—	—
Outstanding, December 31, 2017	30,000	$4.84

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in a given calendar year.

In December 2017, the Company granted to members of its board of directors, options to purchase an aggregate of 30,000 shares of the Company’s common stock that expire ten years from the date of grant, and vesting 1 year from issuance date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 57.71%, (ii) discount rate of 2.42%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants at their grant date was approximately $98,000.

During the year ended December 31, 2017, the Company expensed total stock-based compensation related to stock options of $8,240, and the remaining unamortized cost of the outstanding stock-based awards at December 31, 2017 was approximately $90,000. This cost will be amortized on a straight line basis over the remaining vesting period of approximately nine months. At December 31, 2017, the 30,000 outstanding stock options had no intrinsic value, and none of the options had yet vested.

NOTE 8 – WARRANTS

 The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2015	—	—
Issued	115,000	$8.75
Exercised	—	—
Outstanding, December 31, 2016	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2017	115,000	$8.75

In connection with the offering (see Note 6), the Company also issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at December 31, 2017.

NOTE 9 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen, a related entity that is engaged in business of equipment rental and provider of maintenance, repair and installation services to mobile telecommunications towers in California. Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of the Company’s products in Southern California. The agreement has a term of three years from the date of execution and automatically renews for additional one-year periods if not terminated.

During the years ended December 31, 2017 and 2016, Smartgen performed $186,392 and $111,684, respectfully, in field services.

During the year ended December 31, 2016, Smartgen purchased $0 in goods, parts and services from the Company and $1,136 in goods, parts and services during the year ended December 31, 2017.

NOTE 10 – INCOME TAXES

The Company has no provision for income taxes during the year ended December 31, 2017 due to net loss incurred, and full valuation allowance on the net deferred tax assets. The provision for income taxes consists of the following for the year ended December 31, 2016:

	Years Ended December 31,
	2017	2016
Current
Federal	$—	$(2,242,984)
State	—	(573,700)
Deferred
Federal	—	(35,913)
State	—	(8,450)
Provision for income tax expense	$—	$(2,861,047)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2017	2016
Federal income tax rate	(34)%	34%
State tax, net of federal benefit	(8)%	8%
Change in accrued liabilities	9%	6%
Change in valuation allowances	33%	(9)%
Effective income tax rate	—%	39%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Inventory reserves	$221,053	$105,000
Accrued liabilities	138,160	209,084
Deferred tax liability
Accumulated depreciation	(145,935)	(153,447)
Net deferred tax assets	213,278	160,637
Valuation allowance	(213,278)	—
Net deferred tax assets, net of valuation allowances	$—	$160,637

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2017 and 2016, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.   The Company considers all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations.  The evaluation of this evidence requires significant judgement about the forecast of future taxable income is consistent with the plans and estimates we are using to manage the underlying business.    Based on their evaluation, the Company determined that the net deferred tax assets of approximately $213,000 during 2017, do not meet the requirements to be realized, and as such, the Company has provided a full valuation allowance against them.

At December 31, 2017, the Company had refundable income taxes of $629,316 in the accompanying balance sheet.   This amount consisted of refunds of income taxes paid during the first half of 2017, and carry back claims of income taxes in two consecutive prior years.    At December 31, 2017, the Company had no federal net operating loss carry forwards, as carry back claims of income taxes paid from two consecutive prior years were applied to the Company’s net operating loss for the year ended December 31, 2017.

NOTE 11 – COMMITMENT AND CONTINGENCIES

Leases

The Company entered into a non-cancellable operating lease of a manufacturing facility located in Gardena, CA commencing January 1, 2015 and ending on February 28, 2019. The base rent of the facility at the commencement date was $29,648 per month, which annually increases by 3%. Rent expense for the years ended December 31, 2017 and 2016 was $377,443 and $321,598, respectively.

On July 20, 2017, the Company entered into a three-month lease agreement of a warehouse facility located in Gardena, CA with a monthly rent of $10,200. The agreement renews on a month-to-month basis and may be terminated upon providing 30-day written notice. Commencing in October 2017, the Company is under a month-to-month lease term under this lease agreement.

The future minimum annual rental payments required under the non-cancelable operating leases described above as of January 1, 2018 are as follows:

Years ending December 31

2018	388,766
2019	66,738
Total	$455,504

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

NOTE 17 – SUBSEQUENT EVENTS.

On April 2, 2018, the Company granted to its executive officers incentive options to purchase an aggregate of 330,000 shares of the Company’s common stock that expire ten years from the date of grant and vest as to one-third of the shares on the first, second and third annual anniversaries of the date of grant. Options covering 90,000 shares of the Company’s common stock were granted to each of Rajesh Masina and Luis Zavala with an exercise price per share of $4.97, which exercise price equals the closing sale price of one share of the Company’s common stock on April 2, 2018. With respect to the option covering 150,000 shares of the Company’s common stock granted to Arthur D. Sams, the exercise price per share of such option was set at $5.47, which exercise price equals 110% of the closing sale price of one share of the Company’s common stock on April 2, 2018.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.9	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/17

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/17

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/17

23.1	Consent of Independent Registered Public Accounting Firm					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2018.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	April 2, 2018
Arthur D. Sams	and Chairman of the Board of Directors
(principal executive officer)

/s/ Luis Zavala	Vice President Finance and Chief	April 2, 2018
Luis Zavala	Financial Officer
(principal financial and accounting officer)

/s/ Matthew Goldman	Director	April 2, 2018
Matthew Goldman

/s/ Keith Albrecht	Director	April 2, 2018
Keith Albrecht

/s/ Peter Gross	Director	April 2, 2018
Peter Gross