Form 10-Q
period 2018-03-31
Polar Power, Inc.
filed 2018-05-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 15, 2018 was 10,143,158.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including without limitation the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “might,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “should,” “would,” “project,” “plan,” “outlook,” “target,” “expect,” or similar expressions, or the negative or plural of these words or expressions.

Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily based on our current assumptions, expectations and projections about future events and trends that we may affect our business, financial conditions, operating results, cash flows or prospects, as well as related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason, or to conform these statements to actual results or to changes in our expectations.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31,
	(Unaudited)	2017
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,001,551 and $1,001,180 at March 31, 2018 and December 31, 2017, respectively)	11,711,172	14,201,163
Accounts receivable	4,803,925	3,058,266
Inventories, net	5,429,747	5,487,053
Prepaid expenses	527,830	236,670
Refundable income taxes	629,316	629,316
Total current assets	23,101,990	23,612,468
Other assets:
Property and equipment, net	802,789	824,076
Deposits	88,496	87,496
Total assets	23,993,275	24,524,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	454,187	757,753
Customer deposits	106,596	40,039
Accrued expenses and other current liabilities	613,952	586,391
Current portion of notes payable	102,483	110,237
Total current liabilities	1,277,218	1,494,420
Notes payable, net of current portion	107,338	126,818

Total liabilities	1,384,556	1,621,238

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,275,674	19,250,955
Retained earnings	3,332,031	3,650,833
Total stockholders’ equity	22,608,719	22,902,802

Total liabilities and stockholders’ equity	23,993,275	24,524,040

See Accompanying Notes to the Condensed Financial Statements

1

POLAR POWER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net Sales	$4,871,912	$4,966,981
Cost of Sales	3,388,274	3,050,251
Gross Profit	1,483,638	1,916,730

Operating Expenses
Sales and marketing	610,337	195,094
Research and development	464,101	76,003
General and administrative	727,786	671,425
Depreciation and amortization	8,731	7,734
Total operating expenses	1,810,955	950,256

Income (Loss) from operations	(327,317)	966,474

Other (expenses) income
Interest expense	(3,010)	(4,776)
Other income (expense)	11,525	2,462

Total other (expenses) income, net	8,515	(2,314)

Income (Loss) before income taxes	(318,802)	964,160
Income tax provision	—	371,280
Net Income (Loss)	$(318,802)	$592,880

Net Income (Loss) per share – basic and diluted	$(0.03)	$0.06
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158

See Accompanying Notes to the Condensed Financial Statements

2

POLAR POWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802

Fair value of vested stock options	—	—	24,719	—	24,719
Net Loss	—	—	—	(318,802)	(318,802)
Balance, March 31, 2018 (unaudited)	10,143,158	$1,014	$19,275,674	$3,332,031	$22,608,719

See Accompanying Notes to the Condensed Financial Statements

3

POLAR POWER, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(318,802)	$592,880
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Fair value of vested stock options	24,719	—
Depreciation and amortization	76,350	59,174
Changes in operating assets and liabilities

Accounts receivable	(1,745,659)	1,055,954
Inventories	57,305	(719,104)
Prepaid expenses	(291,160)	(98,912)
Deposits	(1,000)	—
Deferred tax assets	—	(62,656)
Accounts payable	(303,566)	306,949
Income taxes payable	—	433,936
Customer deposits	66,557	96,250
Accrued expenses and other current liabilities	27,561	(67,960)
Net cash (used in) provided by operating activities	(2,407,695)	1,596,511

Cash flows from investing activities:
Acquisition of property and equipment	(55,062)	(55,957)
Net cash used in investing activities	(55,062)	(55,957)

Cash flows from financing activities:
Repayment of notes	(27,234)	(31,979)
Net cash used in financing activities	(27,234)	(31,979)

Increase (decrease) in cash and cash equivalents	(2,489,991)	1,508,575
Cash and cash equivalents, beginning of period	14,201,163	16,242,158
Cash and cash equivalents, end of period	$11,711,172	$17,750,733

See Accompanying Notes to the Condensed Financial Statements

4

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL

STATEMENTS FOR THE THREE MONTHS

ENDED MARCH 31, 2018 AND 2017

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2017 and 2016 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606).  The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.   ASC 606  creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The Company adopted the guidance of ASC 606 on January 1, 2018.  The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of March 31, 2018 and December 31, 2017, the Company has established inventory reserves of $330,000 for obsolete and slow-moving inventory. As of March 31, 2018 and December 31, 2017, the components of inventories were as follows:

	March 31, 2018 (unaudited)	December 31, 2017

Raw materials	$3,711,497	$2,716,392
Finished goods	2,048,250	3,100,661
	5,759,747	5,817,053
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$5,429,747	$5,487,053

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of March 31, 2018 and December 31, 2017, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2018 (unaudited)	December 31, 2017
Balance at beginning of the period	$175,000	$175,000
Payments	(33,484)	(364,463)
Provision for warranties	33,484	364,163
Balance at end of the period	$175,000	$175,000

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

Segments

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

Concentrations

Cash. The Company maintains cash balances at three banks located in the U.S., with the majority held at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Net Sales. The Company’s net sales are primarily generated from two Tier-1 wireless telecommunications carrier customers in the U.S. For the three months ended March 31, 2018 and 2017, 27% and 91.6%, respectively, of net sales were generated from our legacy customer, Verizon Wireless. Sales to our new largest Tier-1 wireless telecommunications carrier customer, AT&T, accounted for 64% and 0% of revenue for the same period in 2018 and 2017, respectively. For each of the three months ended March 31, 2018 and 2017, 92% of the Company’s net sales were generated from telecommunications wireless carrier customers. Sales for the same periods to international customers accounted for 1% and 0%, respectively. Sales to military customers accounted for 6% and 5%, of total revenue, respectively.

Accounts receivable. At March 31, 2018, 76% of the Company’s accounts receivable were from AT&T and 20% from Verizon Wireless. At December 31, 2017, 59% of the Company’s accounts receivable were from AT&T and 30% from Verizon Wireless.

Accounts payable. On March 31, 2018, accounts payable to the Company’s largest vendor represented 26% while the other two largest vendors represented 7% and 6% each. On December 31, 2017, accounts payable to the Company’s largest vendor represented 75%, while the other two largest vendors represented 3% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on one key engine supplier, Yanmar Engines Company. Purchases from Yanmar represented 91% and 13% of the Company’s total cost of sales for the three months ended March 31, 2018 and 2017, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2018 (Unaudited)	March 31, 2017 (Unaudited)
Options	30,000	—
Warrants	115,000	115,000
Total	145,000	115,000

Recent Accounting Pronouncements       In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – RESTRICTED CASH

As of March 31, 2018 and December 31, 2017, the Company’s cash balance included restricted cash of $1,001,551 and $1,001,180, respectively. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2018 (Unaudited)	December 31, 2017
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	1,495,633	1,451,423
Vehicles	122,264	122,264
Leasehold improvements	42,173	42,173
Office equipment	121,399	114,454
Software	101,441	97,533
Total property and equipment, cost	1,953,659	1,898,596
Less: accumulated depreciation and amortization	(1,150,870)	(1,074,520)
Property and equipment, net	$802,789	$824,076

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2018 and March 31, 2017 was $76,350 and $59,174, respectively. During the three months ended March 31, 2018 and March 31, 2017, $67,619 and $51,440, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2018	December 31,
	(Unaudited)	2017
Total Equipment Notes Payable	$209,821	$237,055
Less Current Portion	(102,483)	(110,237)
Notes Payable, Long term	$107,338	$126,818

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

The Company’s credit facility contains negative covenants prohibiting it from (i) creating or permitting to exist any liens, security interests or other encumbrances on the Company’s assets, (ii) engaging in any business activities substantially different than those in which the Company is presently engaged, (iii) ceasing operations, liquidating, merging, transferring, acquiring or consolidating with any other entity, changing its name, dissolving or transferring or selling collateral out of the ordinary course of business, or (iv) paying dividends on the Company’s capital stock (other than dividends payable in stock). The Company was in compliance with all covenants at March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

NOTE 6 – STOCK OPTIONS

 The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2017	30,000	$4.84
Issued	—	—
Exercised	—	—
Outstanding, March 31, 2018	30,000	$4.84

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

In December 2017, the Company granted to members of its board of directors, options to purchase an aggregate of 30,000 shares of the Company’s common stock that expire ten years from the date of grant and vesting one year from the issuance date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 57.71%, (ii) discount rate of 2.42%, (iii) zero expected dividend yield, and (iv) expected life of 6 years, which is the average of the term of the options and their vesting periods. The total fair value of the option grants at their grant date was approximately $98,000.

During the three months ended March 31, 2018, the Company expensed total stock-based compensation related to stock options of $24,719, and the remaining unamortized cost of the outstanding stock-based awards at March 31, 2018 was approximately $65,000. This cost will be amortized on a straight-line basis over the remaining vesting period of approximately nine months. At March 31, 2018, the 30,000 outstanding stock options had intrinsic value of approximately $5,000, and none of the options had yet vested.

NOTE 7 – WARRANTS

At March 31, 2018, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2017	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, March 31, 2018	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at March 31, 2018.

NOTE 8 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

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

During the three months ended March 31, 2018 and 2017, Smartgen performed $13,100 and $70,647 in field services, respectively.

Smartgen had no purchases from the Company during the three months ended March 31, 2018. Smartgen had $960 in purchases of goods, parts and services from the Company during the three months ended March 31, 2017.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Leases

The Company entered into a non-cancellable operating lease of a manufacturing facility located in Gardena, CA commencing January 1, 2015 and ending on February 28, 2019. The base rent of the facility at the commencement date was $29,648 per month, which annually increases by 3%. Rent expense for the three months ended March 31, 2018 and 2017 was $127,792 and $94,361, respectively.

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS.

On April 2, 2018, the Company granted to its executive officers incentive options to purchase an aggregate of 330,000 shares of the Company’s common stock that expire ten years from the date of grant and vest as to one-third of the shares on the first, second and third anniversaries of the date of grant. Options covering 90,000 shares of the Company’s common stock were granted to each of Rajesh Masina and Luis Zavala with an exercise price per share of $4.97, which exercise price equals the closing sale price of one share of the Company’s common stock on April 2, 2018. With respect to the option covering 150,000 shares of the Company’s common stock granted to Arthur D. Sams, the exercise price per share of such option was set at $5.47, which exercise price is equal to 110% of the closing sale price of one share of the Company’s common stock on April 2, 2018.

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

Overview

We design, manufacture and sell direct current, or DC, power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 20 kW:

●	DC base power systems. These systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

●	DC hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary battery management system into our standard DC power systems.

●	DC solar hybrid power systems. These systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power system.

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

The Company adopted the guidance of ASC 606 on January 1, 2018. The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2017 and three months ended March 31, 2018, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2018 were $4,871,912. This represents a 2% decline in net sales as compared to $4,966,981 for the three months ended March 31, 2017. The decline is primarily a result of a price reduction in our DC power systems that took effect in March 2017. The number of DC power systems sold in the three months period ending March 31, 2018 was 15% greater than the number of DC power systems sold in the same period in 2017. We remain confident in the long-term demand for our DC power systems. In the first quarter of 2017, we were granted approved supplier status from two Tier-1 wireless telecommunications carrier customers, and one of these customers, AT&T, has been our largest Tier-1 wireless telecommunications carrier customer for the last two quarters.

Our sales backlog as of March 31, 2018 and May 14, 2018 was $2,555,500 and $4,347,186, respectively. The significant increase in sales backlog during the first part of the second quarter is attributable to increasing sales to our new largest Tier-1 wireless telecommunications carrier customer and increasing sales to our military customers. We believe sales to these customers will continue to grow over the next several quarters before flattening out.

During the first quarter of 2018, we continued to invest heavily in research and development. A significant amount of the R&D for this quarter focused on engineering changes to our power systems to meet new customer requirements. We believe R&D as a percentage of net sales will decrease over the next two quarters.

Our international sales force continues to execute our global growth strategy by presenting our power systems to top telecommunications carriers in four continents. We have several customers conducting field trials of our DC power systems, and we believe many of these field trials will lead to sales in the upcoming quarters.

Our goals for the remainder of 2018 include: continuing to build our business relationships with top telecommunications carriers worldwide; actively demonstrating our product portfolio to regional centers in the US; increasing our inventories and production staff to reduce the order fulfillment timeline; and meeting the potential increased demand for our DC powers systems.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2018 (unaudited)	2017 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2018	2017
Net sales	$4,871,912	$4,966,981	$(95,069)	-2%	100%	100%
Cost of sales	3,388,274	3,050,251	(338,023)	-11%	70%	61%
Gross Profit	1,483,638	1,916,730	(433,092)	-23%	30%	39%
Sales and marketing expenses	610,337	195,094	(415,243)	-213%	13%	4%
Research and development expenses	464,101	76,003	(388,098)	-511%	10%	2%
General and Administrative expenses	727,786	671,425	(56,361)	-8%	15%	14%
Depreciation and amortization expenses	8,731	7,734	(997)	-13%	0%	0%
Total operating expenses	1,810,955	950,256	(860,699)	-91%	37%	19%
Income (loss) from operations	(327,317)	966,474	(1,293,791)	-134%	-7%	19%
Interest expenses	(3,010)	(4,776)	1,766	37%	0%	0%
Other income	11,525	2,462	9,063	368%	0%	0%
Income (loss) before income taxes	(318,802)	964,160	(1,282,962)	-133%	-7%	19%
Income Tax Provision	—	371,280	(371,280)	100%	0%	7%
Net income (loss)	$(318,802)	$592,880	$(911,682)	-154%	-7%	12%

Net Sales. Net sales decreased $95,069, or 2%, to $4,871,912 for the three months ended March 31, 2018, as compared to $4,966,981 for the same period in 2017. The decrease in net sales was primarily due to the overall reduction in sales prices of our DC power systems that took effect in March 2017. Sales to our legacy customer accounted for 27% of our total net sales during the three months ended March 31, 2018, as compared to 92% of total net sales for the same period in 2017. We continued to experience increasing sales to AT&T.. Sales to AT&T represented 64% of our net sales for the three months ended March 31, 2018, as compared to 0% in the same period in 2017. Our success in diversifying our customer base continues to gain momentum and we believe we will reach significant sales from other customers in the quarters to come.

Cost of Sales. Cost of sales during the three months ended March 31, 2018 increased by $338,023, or 11%, to $3,388,274, as compared to $3,050,251 during the same period in 2017. Cost of sales as a percentage of net sales during the three months ended March 31, 2018 increased to 70% as compared to 61% in the same period in 2017 as a result of an increase in the cost of materials of approximately 3% and an increase in the cost of direct labor of approximately 5%. We hired key management personnel towards the end of this quarter to assist with increased production requirements, reach higher production efficiencies, and maintain quality control. We believe these initiatives will help reduce cost of sales as a percentage of net sales as our sales revenues increase over the following quarters.

Gross Profit. Gross profit during the three months ended March 31, 2018 decreased by $433,092, or 23%, to $1,483,638, as compared to $1,916,730 during the same period in 2017. Our gross profit as a percentage of net sales was 30% for the quarter ended March 31, 2018, as compared to 39% in the same period in 2017. The decrease in gross profit margin was attributable to the price reduction in our DC power systems that took effect in March 2017, coupled with an increase in cost of materials as a result of volatility in the steel market and other raw materials in the three months ended March 31, 2018, as compared to the same period in 2017. We also had an increase in direct labor cost as a result of increased wages to direct labor.

Sales and Marketing Expenses. During the three months ended March 31, 2018, sales and marketing expenses increased by $415,243, or 213%, to $610,337, as compared to $195,094 during the same period in 2017. The increase was attributed to adding key sales and sales support personnel hired as part of our strategy in reducing our customer and geographic concentration by expanding our sales infrastructure within the U.S. and international markets. As of March 31, 2018, our sales team consisted of ten sales executives and a staff of eight in sales support, as compared to three sales executives and a staff of four in sales support as of March 31, 2017. We anticipate our sales and marketing expenses to continue to increase in the short term while we continue to expand our sales infrastructure and promote our products in the U.S. and international markets.

Research and Development Expenses. During the three months ended March 31, 2018, research and development expenses increased by $388,098, or 511%, to $464,101, as compared to $76,003 during the same period in 2017. The increase in research and development expenses was attributable to engineering changes and customization in our power systems to meet new customer requirements. We believe R&D expenses will decrease as a percentage of net sales in the upcoming quarters.

General and Administrative Expenses. General and administrative expenses increased by $56,361, or 8%, to $727,786 during the three months ended March 31, 2018, as compared to $671,425 during same period in 2017. The increase was primarily due to the stock-based compensation expense of $24,720 for the period ended March 31, 2018, as compared to none for the same period in 2017. In addition, there were increases in our insurance policies due to increases in coverage to improve our protection and to meet new customer requirements. We anticipate our general and administrative costs to remain flat or slightly lower as percentage of net sales during the remainder of 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $17,175, to $76,350 during the three months ended March 31, 2018, as compared to $59,174 during same period in 2017. During the three months ended March 31, 2018 and 2017, $67,619 and $51,440, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase in depreciation and amortization expense in 2018 is a result of purchasing machinery to improve our production facility and the acquisition of two service vehicles in the fourth quarter of 2017 to support our field technicians.

Interest Expense. Interest expense for the three months ended March 31, 2018 was $3,010, as compared to $4,776 during the same period in 2017, a decrease of $1,766. Our interest expense during the three months ended March 31, 2018 is mainly attributable to financing costs related to production equipment. The decrease in interest expense is attributable to paying-off two equipment financing accounts.

Income Tax. We have no income tax expense for the three months ended March 31, 2018, as compared to $371,280 for the same period in 2017.

Net Loss. As a result of the factors identified above, we incurred a net loss of $318,802, or ($0.03) per basic and diluted share, for three months ended March 31, 2018, as compared to net income of $592,880, or $0.06 per basic and diluted share, for three months ended March 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2018, we funded our operations primarily from cash on hand and cash generated by our operations. As of March 31, 2018, our cash and cash equivalents had a balance of $11,711,172, as compared to $14,201,163 at December 31, 2017. The substantial balances of cash and cash equivalents at March 31, 2018 resulted primarily from the net proceeds of approximately $17.0 million from our initial public offering in December 2016.

On March 31, 2018 and December 31, 2017, our trade receivables totaled $4,803,925 and $3,058,266, respectively, of which $3,661,057 (76%) and $21,825 (0.6%), respectively, represented customer account balances of our new largest Tier-1 wireless telecommunications carrier customer, AT&T, with 60-day payment terms. Trade receivables from Verizon Wireless represented 20% and 94% of all trade receivables for the periods ended March 31, 2018 and 2017, respectively. The increase in trade receivables is associated with an increase in sales to of our DC power systems to AT&T during the three months ended March 31, 2018.

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

As of March 31, 2018, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2018	March 31, 2017
	(Unaudited)	(Unaudited)
Net Cash Provided by (Used In)
Operating Activities	$(2,407,695)	$1,596,511
Investing Activities	(55,062)	(55,957)
Financing Activities	(27,234)	(31,979)
Net increase (decrease) in cash	$(2,489,991)	$1,508,575

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $2,407,695, as compared to net cash provided by operating activities of $1,596,511 for same period in 2017. This increased use of net cash in 2018 was primarily due to a net loss of $318,802, an increase in trade receivables of $1,745,659 resulting from increased sales of our power systems, an increase in prepaid expenses of $291,160 resulting from an increase in prepayments for engine purchases and other inventory purchases, coupled with a decrease in accounts payable of $303,565.

The increase in trade receivables included approximately $800,000 in trade receivables for which payment was delayed outside the period ending March 31, 2018 by thirty days as a result of changes in billing processing requirements implemented by AT&T. We do not foresee similar delays in the future.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 totaled $55,062, as compared to $55,957 for the same period in 2017, a decrease of $895. This decrease was primarily due to a slight decrease in property and equipment acquisitions.

Financing Activities

Net cash used by financing activities totaled $27,234 for the three months ended March 31, 2018, as compared to $31,979 for the same period in 2017. This decrease was primarily due to closing two equipment financing accounts.

Backlog

As of March 31, 2018 and May 14, 2018, we had a backlog of $2,555,500 and $4,347,186, respectively. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at May 14, 2018 was comprised of the following elements: 67% in purchases of DC power systems by telecommunications customers, of which 62% is from AT&T and 5% from Verizon Wireless; 25% in purchases by military contractors; and 7% from other markets. We believe that the majority of our backlog will be shipped within the next three months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; and (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of March 31, 2018, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

This Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from two customers. Revenues from these customers, comprised 64% and 27%, respectively, of our total revenues for the three months ended March 31, 2018. These two customers comprised 0% and 92% of total revenues for the same period in 2017, respectively. We expect this trend to continue until we receive orders from one additional Tier-1 wireless telecommunications carrier that granted us approved supplier status during the first quarter of 2017. An unfavorable change in our business relationship with any of these customers, our inability to obtain purchase orders from our new Tier-1 wireless telecommunications carrier customers or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

To date, we have derived substantially all of our revenue from sales of our DC base power systems to two customers within the telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

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

We have established relationships with a third party engine supplier and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine supplier, Yanmar Engines Company. Purchases from Yanmar represented approximately 91% of our total cost of sales for the three months ended March 31, 2018 and represented approximately 13% of our total cost of sales for the same period in 2017. We do not have any long-term contracts or commitments with Yanmar Engines Company. If this engine supplier were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

Price increases in some of the key components in our DC power systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our DC power systems are subject to fluctuation due to market forces beyond our control, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of engines can fluctuate frequently and often significantly. We do not have any long-term contracts or commitments with our key engine supplier. Substantial increases in the prices of raw materials used in components which we source from our suppliers may result in increased prices charged by our suppliers. If we incur price increases from our suppliers for key components in our DC power systems, our production costs will increase. Given competitive market conditions, we may not be able to pass all or any of those cost increases on to our OEM customers in the form of higher sales prices. To the extent our competitors do not suffer comparable component cost increases, we may have even greater difficulty passing along price increases and our competitive position may be harmed. As a result, increases in costs of key components may adversely affect our margins and otherwise adversely affect our operating results and cash flows.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with current and potential customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. During the first quarter of 2018, our sales to international customers accounted for 1% of total revenue. We expect that international sales will increase over time and that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in this Quarterly Report on Form 10-Q.

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

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include, without limitation:

●	competition from existing technologies and products or new technologies and products that may emerge;

●	a significant reduction in sales from our largest customers, including our legacy customer;

●	actual or anticipated variations in our quarterly operating results;

●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	our cash position;

●	announcement or expectation of additional financing efforts;

●	issuances of debt or equity securities;

●	our inability to successfully enter new markets or develop additional products;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;

●	sales of our shares of common stock by us, or our stockholders in the future;

●	trading volume of our shares of common stock on The NASDAQ Capital Market;

●	market conditions in our industry;

●	overall performance of the equity markets and general political and economic conditions;

●	introduction of new products or services by us or our competitors;

●	additions or departures of key management, engineering or other personnel;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

●	changes in the market valuation of similar companies;

●	disputes or other developments related to intellectual property and other proprietary rights;

●	changes in accounting practices;

●	significant lawsuits, including stockholder litigation; and

●	other events or factors, many of which are beyond our control.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any March 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

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

Under our 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of the date of this Quarterly Report on Form 10-Q, we had granted options to purchase an aggregate of 360,000 shares of our common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in dilution to our existing stockholders, which could cause our share price to fall.

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

Date: May 15, 2018	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary