Form 10-Q
period 2018-06-30
Polar Power, Inc.
filed 2018-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2018 was 10,143,158.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,001,925 and $1,001,180 at June 30, 2018 and December 31, 2017, respectively)	$11,714,036	$14,201,163
Accounts receivable	4,232,080	3,058,266
Inventories, net	6,285,045	5,487,053
Prepaid expenses	535,600	236,670
Refundable income taxes	629,316	629,316
Total current assets	23,396,077	23,612,468
Other assets:
Property and equipment, net	1,470,700	824,076
Deposits	114,201	87,496
Total assets	$24,980,978	$24,524,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$410,756	$757,753
Customer deposits	198,163	40,039
Accrued expenses and other current liabilities	591,008	586,391
Current portion of notes payable	219,820	110,237
Total current liabilities	1,419,747	1,494,420
Notes payable, net of current portion	625,407	126,818

Total liabilities	2,045,154	1,621,238

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,379,338	19,250,955
Retained earnings	3,555,472	3,650,833
Total stockholders’ equity	22,935,824	22,902,802

Total liabilities and stockholders’ equity	$24,980,978	$24,524,040

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Sales	$5,815,775	$2,441,753	$10,687,687	$7,408,734

Cost of Sales	3,753,586	1,674,129	7,141,860	4,724,380

Gross Profit	2,062,189	767,624	3,545,827	2,684,354

Operating Expenses
Sales and Marketing	639,832	270,343	1,250,169	465,438
Research and development	336,580	391,019	800,681	467,021
General and administrative	838,704	683,629	1,566,490	1,355,054
Depreciation and amortization	8,813	7,674	17,544	15,408
Total operating expenses	1,823,929	1,352,665	3,634,884	2,302,921

Income (Loss) from operations	238,260	(585,041)	(89,057)	381,433
Other (expenses) income
Interest expenses	(2,394)	(5,417)	(5,404)	(10,193)
Other income (expenses), net	(12,425)	21,612	(900)	24,074
Total other (expenses) income, net	(14,819)	16,195	(6,304)	13,881

Income (Loss) before income taxes	223,441	(568,846)	(95,361)	395,314
Income tax (provision) benefit	—	219,717	—	(151,563)

Net Income (Loss)	$223,441	$(349,129)	$(95,361)	$243,751

Net Income (Loss) per share – basic and diluted	$0.02	$(0.03)	$(0.01)	$0.02
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158	10,143,158	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	Other
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802

Fair value of vested stock options	—	—	128,383	—	128,383

Net Loss	—	—	—	(95,361)	(95,361)

Balance, June 30, 2018 (unaudited)	10,143,158	$1,014	$19,379,338	$3,555,472	$22,935,824

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(95,361)	$243,751
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of vested stock options	128,383	—
Depreciation and amortization	154,947	120,080
Changes in operating assets and liabilities
Accounts receivable	(1,173,814)	2,691,458
Inventories	(797,992)	(897,078)
Prepaid expenses	(298,929)	(81,407)
Deposits	(26,705)	—
Refundable income taxes	—	(988,168)
Deferred tax assets	—	(57,378)
Accounts payable	(346,997)	(550,984)
Income taxes payable	—	(1,227,308)
Customer deposits	158,124	977
Accrued expenses and other current liabilities	4,616	(227,916)
Net cash used in operating activities	(2,293,728)	(973,973)

Cash flows from investing activities:
Acquisition of property and equipment	(138,821)	(158,445)
Net cash used in investing activities	(138,821)	(158,445)

Cash flows from financing activities:
Repayment of notes	(54,578)	(57,895)
Net cash used in financing activities	(54,578)	(57,895)

Decrease in cash and cash equivalents	(2,487,127)	(1,190,313)
Cash and cash equivalents, beginning of period	14,201,163	16,242,158
Cash and cash equivalents, end of period	$11,714,036	$15,051,845

Supplemental Cash Flow Information:

Taxes Paid	$—	$2,424,417

Interest Paid	5,404	10,193

Supplemental non-cash investing and financing activities:
Assets acquired through issuance of notes payable	$662,750	$—

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

Basis of Presentation of Unaudited Financial Information

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2017 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2017 and 2016 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018. These financial statements should be read in conjunction with that report.

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

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of as of June 30, 2018 and December 31, 2017.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of June 30, 2018 and December 31, 2017, the Company has established inventory reserves of $330,000 for obsolete and slow-moving inventory. As of June 30, 2018 and December 31, 2017, the components of inventories were as follows:

	June 30, 2018 (unaudited)	December 31, 2017

Raw materials	$4,049,818	$2,716,392
Finished goods	2,565,227	3,100,661
	6,615,045	5,817,053
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$6,285,045	$5,487,053

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of June 30, 2018 and December 31, 2017, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2018 (unaudited)	December 31, 2017
Balance at beginning of the period	$175,000	$175,000
Payments	(85,153)	(364,463)
Provision for warranties	85,153	364,163
Balance at end of the period	$175,000	$175,000

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

Concentrations

Cash. The Company maintains cash balances at three banks, with the majority held at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Net Sales. The Company’s net sales are primarily generated from two Tier-1 wireless telecommunications carrier customers in the U.S. For the three months ended June 30, 2018 and 2017, 11% and 73%, respectively, of net sales were generated from Verizon Wireless. Sales to the Company’s new Tier-1 wireless telecommunications carrier customer, AT&T, accounted for 76% and 0% of revenue for the same period in 2018 and 2017, respectively. Sales to Verizon Wireless for the six months ended June 30, 2018 and June 30, 2017 were 18% and 85%, respectively. Sales to AT&T for the six months ended June 30, 2018 and 2017 were 71% and 0%, respectively.

Accounts receivable. At June 30, 2018, 78% of the Company’s accounts receivable were from AT&T and 11% from Verizon Wireless. At December 31, 2017, 59% of the Company’s accounts receivable were from AT&T and 30% from Verizon Wireless.

Accounts payable. At June 30, 2018, accounts payable to the Company’s largest vendor represented 18% while the other two largest vendors represented 16% each. On December 31, 2017, accounts payable to the Company’s largest vendor represented 75%, while the other two largest vendors represented 3% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on one key engine supplier, Yanmar Engines Company. Purchases from Yanmar represented 20% and 24% of the Company’s total cost of sales for the three months ended June 30, 2018 and 2017, respectively, and 23% and 25% for the six months ended June 30, 2018 and 2017, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited)
Options	360,000	—
Warrants	115,000	115,000
Total	475,000	115,000

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

NOTE 2 – RESTRICTED CASH

As of June 30, 2018 and December 31, 2017, the Company’s cash balance included restricted cash of $1,001,925 and $1,001,180, respectively. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2018 (Unaudited)	December 31, 2017
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	2,236,911	1,451,423
Vehicles	127,495	122,264
Leasehold improvements	42,173	42,173
Office equipment	121,399	114,454
Software	101,440	97,533
Total property and equipment, cost	2,700,167	1,898,596
Less: accumulated depreciation and amortization	(1,229,467)	(1,074,520)
Property and equipment, net	$1,470,700	$824,076

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2018 and June 30, 2017 was $78,598 and $60,906, respectively. During the three months ended June 30, 2018 and June 30, 2017, $69,785 and $53,232, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2018 and June 30, 2017 was $154,947 and $120,080, respectively. During the six months ended June 30, 2018 and June 30, 2017, $137,403 and $104,672, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2018	December 31,
	(Unaudited)	2017
Total Equipment Notes Payable	$845,227	$237,055
Less Current Portion	(219,820)	(110,237)
Notes Payable, Long term	$625,407	$126,818

As of December 31, 2017, the Company’s notes payable related to several financing agreements for the purchase of equipment, with terms ranging from 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, and secured by the purchased equipment.

During the six months ended June 30, 2018, the Company acquired additional equipment under financing agreements for total principal amount of approximately $660,000, with term of 5 years, interest rate of 5% per annum, and also secured by the purchased equipment.

As of June 30, 2018, the balance of notes payable was $625,407. The aggregate monthly payments of principal and interest of the outstanding notes payable as of June 30, 2018 is approximately $23,000   and due through 2023.

NOTE 5 – LINE OF CREDIT

On March 21, 2017, the Company entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility in an aggregate amount of up to $1,000,000. The credit facility will expire at such time the parties mutually agree to terminate the credit facility or at the election of the lender. Interest accrues on the principal amount of revolving loans outstanding under the credit facility at a rate equal to the greater of (i) the prime rate of interest as published by Citibank, or (ii) the one-month London Interbank Offered Rate plus 2%. Amounts outstanding from time to time under the credit facility are due and payable monthly in an amount equal to the greater of 2% of the outstanding principal balance or $100, plus accrued interest. Upon the termination of the credit facility, any amounts owed under the credit facility will be payable by the Company in 48 equal consecutive monthly installments of principal, together with accrued monthly interest and any other charges beginning the first calendar month after the date of cancellation. The credit facility is also subject to an annual finance charge of $2,500, which amount was waived for the first year. The credit facility is secured by a Certificate of Deposit (restricted cash) account opened by the Company with Citibank in the amount of $1,000,000 (see Note 2).

The Company’s credit facility contains negative covenants prohibiting it from (i) creating or permitting to exist any liens, security interests or other encumbrances on the Company’s assets, (ii) engaging in any business activities substantially different than those in which the Company is presently engaged, (iii) ceasing operations, liquidating, merging, transferring, acquiring or consolidating with any other entity, changing its name, dissolving or transferring or selling collateral out of the ordinary course of business, or (iv) paying dividends on the Company’s capital stock (other than dividends payable in stock). The Company was in compliance with all covenants at June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2017	30,000	$4.84
Granted	330,000	5.32
Exercised	—	—
Outstanding, June 30, 2018	360,000	$5.28
Exercisable, June 30, 2018	—	—

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

During the six months ended June 30, 2018, the Company granted options to purchase an aggregate of 330,000 shares of the Company’s common stock to three of its executive officers, with exercise prices ranging from $5.09 to $5.60 per share, that expire ten years from the date of grant, and with one-third of the total options granted vesting on each of the first, second, and third anniversaries of the grant date. The fair value of each of the option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 57.71%, (ii) discount rate of 2.42%, (iii) zero expected dividend yield, and (iv) expected life of 6.5 years, which is the average of the term of the options and their vesting periods. The total fair value of these options at their grant dates was approximately $948,000.

During the six months ended June 30, 2018, the Company expensed total stock-based compensation related to the vested options of $128,383, and the remaining unamortized cost of the outstanding options at June 30, 2018 was approximately $910,000. This cost will be amortized on a straight-line basis over the weighted average remaining vesting period of 3 years. At June 30, 2018, the 360,000 outstanding stock options had an intrinsic value of approximately $298,000.

NOTE 7 – WARRANTS

At June 30, 2018, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2017	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, June 30, 2018	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at June 30, 2018.

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

During the three months ended June 30, 2018 and 2017, Smartgen performed $32,160 and $26,235 in field services, respectively. Smartgen performed $45,270 and $96,882 in field services for the six months ended June 30, 2018 and 2017, respectively.

Smartgen had no purchases from the Company during the three and six months ended June 30, 2018. Smartgen had $176 and $1,136 in purchases of goods, parts and services from the Company during the three and six months ended June 30, 2017, respectively.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Leases

The Company entered into a non-cancellable operating lease of a manufacturing facility located in Gardena, CA commencing January 1, 2015 and ending on February 28, 2019. The base rent of the facility at the commencement date was $29,648 per month, which annually increases by 3%. Rent expense for the three months ended June 30, 2018 and 2017 was $97,192 and $94,361, respectively. Rent for the six months ended June 30, 2018 and 2017 was $194,383 and $188,721, respectively.

During the three months ended June 30, 2018, the Company entered into a non-cancellable operating lease of a manufacturing facility located in Gardena, CA commencing July 1, 2018 and ending on June 30, 2023. The base rent of the facility at the commencement date is $22,838 per month, which annually increases by 3%.

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

Backlog

As of June 30, 2018, the Company had a backlog of $5,827,005. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.

Backlog at June 30, 2018 was comprised of the following elements: 64% in purchases of DC power systems by telecommunications customers, 32% in purchases by military contractors; and 4% from other markets. The Company believes that the majority of its backlog will be shipped within the next three months. However, there can be no assurance that the Company will be successful in fulfilling such orders and commitments in a timely manner or that the Company will ultimately recognize as revenue the amounts reflected in its backlog.

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

Recent Developments

In July 2018, we received $800,000 purchase order from a telecom company in Namibia to install telecommunications towers as a part of national program to bridge digital divide between urban and rural Namibia. We believe this initial 10 site order will add to our ability to provide complete infrastructure to telecom providers in the continent.

On August 6, 2018, we received a $1.9 million purchase order from T-Mobile through its channel partner, Delta Electronics, Inc. This order is in addition to the $1.8 million purchase order received from the same customer previously disclosed in our June 7, 2018 press release. We believe combined production orders from AT&T, Verizon and T-Mobile validates our technology and price competitiveness in the telecom backup power market nationwide.

In July 2018, we received initial purchase orders to deliver hybrid DC power systems to the largest telecom provider in Sri Lanka. This purchase order includes five telecom tower sites where our DC power systems, lithium batteries will power off-grid sites. In addition, we are also contracted to provide regular maintenance and installation services at these five sites. We believe successful demonstration of lower fuel consumption and higher site uptime during this three-month demonstration will result in additional purchases from this telecom customer.

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

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

We adopted the guidance of ASC 606 on January 1, 2018. The implementation of ASC 606 had no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2017 and six months ended June 30, 2018, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements commencing on page [_] of this Quarterly Report on Form 10-Q.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2018 were $5,815,775. This represents a 138% increase in net sales as compared to $2,441,753 for the three months ended June 30, 2017. The increase is primarily a result of an increase in sales of our DC power systems to our largest wireless telecommunications carrier customer, AT&T.

Our sales backlog as of June 30, 2018 was $5,827,005 as compared to $1,685,114 on June 30, 2017. The significant increase in sales backlog during the second quarter of 2018 is attributable to increased sales to AT&T and our military customers, and to a $1.8 million order for our DC power systems from T-Mobile. We anticipate that these orders will ship and be recognized as revenue in the upcoming months.

We continue to execute our global growth strategy by presenting our power systems to top wireless telecommunications carriers in four continents. Our international sales force continues to market our product portfolio and increase the number of field trials to top telecommunications carriers. We believe that by using field trials we can increase our opportunities to secure significant and long-term sales relationships in the future.

Our goals for the remainder of 2018 include: continuing to diversify our customer base by marketing our product portfolio to top wireless telecommunications carriers worldwide; actively seeking to increase our market share in the U.S. wireless telecommunications industry; increasing our inventories and production capabilities to reduce the order fulfillment timeline; and meeting the potential increased demand for our DC powers systems.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2018 (unaudited)	2017 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2018	2017
Net sales	$5,815,775	$2,441,753	$3,374,022	138%	100%	100%
Cost of sales	3,753,586	1,674,129	(2,079,457)	(124)%	64.5%	68.6%
Gross Profit	2,062,189	767,624	1,294,565	169%	35.5%	31.4%
Sales and marketing expenses	639,832	270,343	(369,489)	(137)%	11.0%	11.1%
Research and development expenses	336,580	391,019	54,439	14%	5.8%	16.0%
General and Administrative expenses	838,704	683,629	(155,075)	(23%)	14.4%	28.0%
Depreciation and amortization expenses	8,813	7,674	(1,139)	(15)%	0.2%	0.3%
Total operating expenses	1,823,929	1,352,665	(471,264)	(35)%	31.4%	55.4%
Income (loss) from operations	238,260	(585,041)	823,301	141%	4.1%	(24.0)%
Interest expense	(2,394)	(5,417)	3,023	56%	0.0%	(0.2)%
Other income (expense), net	(12,425)	21,612	(34,037)	(157)%	(0.2)%	0.9%
Income (loss) before income taxes	223,441	(568,846)	792,287	139%	3.8%	(23.3)%
Income Taxes Provision (benefit)	—	219,717	(219,717)	100%	0.0%	9.0%
Net income (loss)	$223,441	$(349,129)	$572,570	164%	3.8%	(14.3)%

Net Sales. Net sales increased $3,374,022, or 138%, to $5,815,775 for the three months ended June 30, 2018, as compared to $2,441,753 for the same period in 2017. The increase in net sales was primarily due to the increase in sales of our DC power systems. Sales to AT&T represented 76% of our net sales for the three months ended June 30, 2018, as compared to 0% in the same period in 2017. Sales to Verizon Wireless accounted for 11% of our total net sales during the three months ended June 30, 2018, as compared to 73% of total net sales for the same period in 2017. In 2018, our growth in sales is a result of expansion of our customer base in the U.S. telecom market. During the second quarter, we began receiving production orders from additional Tier-1 wireless telecommunications carrier customers which, combined with existing customers like AT&T and Verizon, is expected to provide improved sales during the remainder of 2018.

Cost of Sales. Cost of sales during the three months ended June 30, 2018 increased by $2,079,457, or 124%, to $3,753,586, as compared to $1,674,129 during the same period in 2017. Cost of sales as a percentage of net sales during the three months ended June 30, 2018 decreased to 64.5%, as compared to 68.6% in the same period in 2017, as a result of improvements to product design, increased labor efficiencies and improved absorption of manufacturing overhead.

Gross Profit. Gross profit during the three months ended June 30, 2018 increased by $1,294,565, or 169%, to $2,062,189, as compared to $767,624 during the same period in 2017. Our gross profit as a percentage of net sales was 35.5% for the quarter ended June 30, 2018, as compared to 31.4% in the same period in 2017. The increase in gross profit margin was attributable to improved labor efficiencies and improved manufacturing overhead absorption. We believe higher sales will improve our manufacturing plant capacity utilization, resulting in improved gross margins.

Sales and Marketing Expenses. During the three months ended June 30, 2018, sales and marketing expenses increased by $369,489, or 137%, to $639,832, as compared to $270,343 during the same period in 2017. The increase was attributable to adding key sales and sales support personnel hired as part of our strategy in expanding our customer base within the U.S. and international markets. As of June 30, 2018, our sales team consisted of ten sales executives and eight sales support staff, as compared to three sales executives and a staff of four in sales support as of June 30, 2017.

Research and Development Expenses. During the three months ended June 30, 2018, research and development expenses decreased by $54,439, or 14%, to $336,580, as compared to $391,019 during the same period in 2017. The decrease in research and development expenses was attributable to a reduction in indirect labor associated with production of prototypes

General and Administrative Expenses. General and administrative expenses increased by $155,075, or 23%, to $838,704 during the three months ended June 30, 2018, as compared to $683,629 during same period in 2017. The increase was primarily due to the stock-based compensation expense of $103,664 for the quarter ended June 30, 2018, as compared to none for the same period in 2017. In addition, there were increases in the premiums for our insurance policies due to increases in coverage to manage risks associated with higher shipments. We anticipate our net general and administrative costs to remain flat in absolute dollars while declining as a percentage of net sales during the remainder of 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $17,692, to $78,598 during the three months ended June 30, 2018, as compared to $60,906 during same period in 2017. During the three months ended June 30, 2018 and 2017, $69,785 and $53,232, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase in depreciation expense in 2018 is a result of increased purchases of fabrication equipment to improve our production efficiency and the acquisition of service vehicles to service local customers.

Interest Expense. Interest expense for the three months ended June 30, 2018 was $2,394, as compared to $5,417 during the same period in 2017, a decrease of $3,023. Our interest expense during the three months ended June 30, 2018 is mainly attributable to financing costs related to production equipment. The decrease in interest expense is attributable to paying-off two equipment financing accounts.

Income Tax. We have no income tax expense for the three months ended June 30, 2018, as compared to a tax benefit of $219,717 for the three months period ending June 30, 2017.

Net Income/Loss. As a result of the factors identified above, we reported a net income of $223,441, or $0.02 per basic and diluted share, for three months ended June 30, 2018, as compared to a net loss of $349,129, or $0.03 per basic and diluted share, for three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2018 (unaudited)	2017 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2018	2017
Net sales	$10,687,687	$7,408,734	$3,278,953	44%	100%	100%
Cost of sales	7,141,860	4,724,380	(2,417,480)	(51)%	66.8%	63.8%
Gross Profit	3,545,827	2,684,354	861,473	32%	33.2%	36.2%
Sales and marketing expenses	1,250,169	465,438	(784,731)	(169)%	11.7%	6.3%
Research and development expenses	800,681	467,021	(333,660)	(71)%	7.5%	6.3%
General and Administrative expenses	1,566,490	1,355,054	(211,436)	(16)%	14.7%	18.3%
Depreciation and amortization expenses	17,544	15,408	(2,136)	(14)%	0.2%	0.2%
Total operating expenses	3,634,884	2,302,921	(1,331,963)	(58)%	34.0%	31.1%
Income (loss) from operations	(89,057)	381,433	(470,490)	(123)%	(0.8)%	5.1%
Interest (expenses)	(5,404)	(10,193)	4,789	47%	(0.1)%	(0.1)%
Other (expense) income	(900)	24,074	(24,974)	(104)%	(0.0)%	0.3%
Income (loss) before income taxes	(95,361)	395,314	(490,675)	(124)%	(0.9)%	5.3%
Income Tax Provision (benefit)	—	151,563	151,563	100%	0.0%	(2.0)%
Net income (loss)	$(95,361)	$243,751	$(339,112)	(139)%	(0.9)%	3.3%

Net Sales. Net sales increased $3,278,953, or 44%, to $10,687,687 for the six months ended June 30, 2018, as compared to $7,408,734 for the same period in 2017. The increase in net sales was primarily due to the increase in sales of our DC power systems. Sales to Verizon Wireless accounted for 18% of our total net sales during the six months ended June 30, 2018, as compared to 85% of total net sales for the same period in 2017. Sales to AT&T represented 71% of our net sales for the six months ended June 30, 2018, as compared to 0% in the same period in 2017.

Cost of Sales. Cost of sales during the six months ended June 30, 2018 increased by $2,417,480, or 51%, to $7,141,860, as compared to $4,724,380 during the same period in 2017. Cost of sales as a percentage of net sales during the six months ended June 30, 2018 increased to 66.8%, as compared to 63.8% in the same period in 2017 as a result of a slight increase in the cost of raw materials in first half of 2018, as compared to the same period in 2017.

Gross Profit. Gross profit during the six months ended June 30, 2018 increased by $861,473, or 32%, to $3,545,827, as compared to $2,684,354 during the same period in 2017. Our gross profit as a percentage of net sales was 33.2% for the six months ended June 30, 2018, as compared to 36.2% in the same period in 2017. The decrease in gross profit margin was attributable to an increase in direct labor absorbed in the cost of sales in the first quarter of 2018 as compared to the same period in 2017.

Sales and Marketing Expenses. During the six months ended June 30, 2018, sales and marketing expenses increased by $784,731, or 169%, to $1,250,169, as compared to $465,438 during the same period in 2017. The increase was attributable to adding key sales and sales support personnel hired as part of our strategy in reducing our customer and geographic concentration by expanding our sales infrastructure within the U.S. and international markets. As of June 30, 2018, our sales team consisted of ten sales executives and a staff of eight in sales support, as compared to three sales executives and a staff of four in sales support as of June 30, 2017.

Research and Development Expenses. During the six months ended June 30, 2018, research and development expenses increased by $333,660, or 71%, to $800,681, as compared to $467,021 during the same period in 2017. The increase in research and development expenses was attributable to engineering changes and customization in our power systems to meet new customer requirements.

General and Administrative Expenses. General and administrative expenses increased by $211,436, or 16%, to $1,566,490 during the six months ended June 30, 2018, as compared to $1,355,054 during same period in 2017. The increase was primarily due to the stock-based compensation expense of $128,383 for the period ended June 30, 2018, as compared to none for the same period in 2017. In addition, there were increases in our insurance premiums due to increases in coverage to manage risks associated with higher shipments. We anticipate our general and administrative costs to remain flat while lowering as a percentage of net sales during the remainder of 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $34,867, to $154,947 during the six months ended June 30, 2018, as compared to $120,080 during same period in 2017. During the three months ended June 30, 2018 and 2017, $137,402 and $104,673, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase in depreciation and amortization expense in 2018 is a result of purchasing machinery to improve our production efficiency and the acquisition of service vehicles to support local customers.

Interest Expense. Interest expense for the six months ended June 30, 2018 was $5,404, as compared to $10,193 during the same period in 2017, a decrease of $4,789. Our interest expense during the six months ended June 30, 2018 is mainly attributable to financing costs related to production equipment. The decrease in interest expense is attributable to paying-off two equipment financing accounts.

Income Tax. We have no income tax expense for six months ended June 30, 2018, as compared to a tax provision of $151,563 for the six months ended June 30, 2017.

Net Income/Loss. For the six months ended June 30, 2018, we incurred a net loss of $95,361, or $(0.01) per basic and diluted share, as compared to net income of $243,751, or $0.02 per basic and diluted share for the six months ended June 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2018, we funded our operations primarily from cash on hand and cash generated by our operations. As of June 30, 2018, our cash and cash equivalents had a balance of $11,714,036, as compared to $14,201,163 at December 31, 2017. The substantial balances of cash and cash equivalents at June 30, 2018 resulted primarily from the net proceeds of approximately $17.0 million from our initial public offering in December 2016.

On June 30, 2018 and December 31, 2017, our accounts receivable totaled $4,232,080 and $3,058,266, respectively, of which $3,316,195 (78%) and $1,789,868 (59%), respectively, represented customer account balances of AT&T, with 60-day payment terms. Accounts receivable from Verizon Wireless represented 11% and 30% of all accounts receivable for the periods ended June 30, 2018 and December 31, 2017, respectively. The increase in accounts receivable is attributable to increased sales of our DC power systems to AT&T during the three months ended June 30, 2018.

Credit Facility

On March 21, 2017, we entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000. The credit facility will expire at such time the parties mutually agree to terminate the credit facility or at the election of the lender. Interest accrues on the principal amount of revolving loans outstanding under the credit facility at a rate equal to the greater of (i) the prime rate of interest as published by Citibank, or (ii) the one-month London Interbank Offered Rate plus 2.0%. Amounts outstanding from time to time under the credit facility are due and payable monthly in an amount equal to the greater of 2.0% of the outstanding principal balance or $100, plus accrued interest. Upon the termination of the credit facility, any amounts owed under the credit facility will be payable by us in 48 equal consecutive monthly installments of principal, together with accrued monthly interest and any other charges beginning the first calendar month after the date of cancellation. The credit facility is also subject to an annual finance charge of $2,500, which amount was waived for the first year. The credit facility is secured by a Certificate of Deposit (restricted cash) account opened by us with Citibank in the amount of $1,000,000.

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

As of June 30, 2018, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
Net Cash Provided by (Used In)
Operating Activities	$(2,293,728)	$(973,973)
Investing Activities	(138,821)	(158,445)
Financing Activities	(54,578)	(57,895)
Net decrease in cash	$(2,487,127)	$(1,190,313)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $2,293,728, as compared to net cash used in operating activities of $973,973 for same period in 2017. This increased use of net cash in 2018 was primarily due to a net loss of $95,361, an increase in trade receivables of $1,173,814 and an increase in inventories of $797,992 resulting from increases in sales of our power systems in 2018.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 totaled $138,821, as compared to $158,445 for the same period in 2017, a decrease of $19,624. This decrease was primarily due to a decrease in cash acquisitions of machinery during the six months ended June 30, 2018 as compared to the same period in 2017.

Financing Activities

Net cash used by financing activities totaled $54,578 for the six months ended June 30, 2018, as compared to net cash used in financing activities of $57,895 for the same period in 2017. This decrease in net cash used by financing activities was primarily due to closing several equipment financing accounts since period ended June 30, 2017.

Backlog

As of June 30, 2018, we had a backlog of $5,827,005. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2018 was comprised of the following elements: 64% in purchases of DC power systems by telecommunications customers, 32% in purchases by military contractors; and 4% from other markets. We believe that the majority of our backlog will be shipped within the next three months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of June 30, 2018, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of June 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from two customers. Revenues from these customers, comprised 71% and 18%, respectively, of our total revenues for the six months ended June 30, 2018. These two customers comprised 0% and 85% of total revenues for the same period in 2017, respectively. An unfavorable change in our business relationship with any of these customers, our inability to obtain purchase orders from our new Tier-1 wireless telecommunications carrier customer or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

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

We have established relationships with a third-party engine supplier and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine supplier, Yanmar Engines Company. Purchases from Yanmar represented approximately 23% of our total cost of sales for the six months ended June 30, 2018 and represented approximately 25% of our total cost of sales for the same period in 2017. We do not have any long-term contracts or commitments with Yanmar Engines Company. If this engine supplier were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any March 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

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

Date: August 14, 2018	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary