Form 10-Q
period 2018-09-30
Polar Power, Inc.
filed 2018-11-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 14, 2018 was 10,143,158.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,002,304 and $1,001,180 at September 30, 2018 and December 31, 2017, respectively)	$10,607,455	$14,201,163
Accounts receivable	3,751,157	3,058,266
Inventories, net	7,413,615	5,487,053
Prepaid expenses	836,052	236,670
Refundable income taxes	629,316	629,316
Total current assets	23,237,595	23,612,468
Other assets:
Property and equipment, net	1,426,098	824,076
Deposits	111,701	87,496
Total assets	$24,775,394	$24,524,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$789,548	$757,753
Customer deposits	202,324	40,039
Accrued expenses and other current liabilities	683,715	586,391
Current portion of notes payable	196,323	110,237
Total current liabilities	1,871,910	1,494,420
Notes payable, net of current portion	621,113	126,818

Total liabilities	2,493,023	1,621,238

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,483,002	19,250,955
Retained earnings	2,798,355	3,650,833
Total stockholders’ equity	22,282,371	22,902,802

Total liabilities and stockholders’ equity	$24,775,394	$24,524,040

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales	$5,061,158	$3,030,026	$15,748,845	$10,438,761

Cost of Sales	3,530,847	2,201,083	10,672,707	6,925,464

Gross Profit	1,530,311	828,943	5,076,138	3,513,297

Operating Expenses
Sales and Marketing	717,983	395,793	1,968,152	861,230
Research and development	571,300	480,405	1,371,981	947,427
General and administrative	996,087	633,776	2,562,577	1,988,831
Depreciation and amortization	8,897	7,621	26,441	23,029
Total operating expenses	2,294,267	1,517,595	5,929,151	3,820,517

Loss from operations	(763,956)	(688,652)	(853,013)	(307,220)
Other (expenses) income
Interest expenses	(2,777)	(4,463)	(8,181)	(14,656)
Other income (expenses), net	9,616	18,531	8,716	42,605
Total other (expenses) income, net	6,839	14,068	535	27,949

Loss before income taxes	(757,117)	(674,584)	(852,478)	(279,271)
Income tax benefit	—	264,681	—	113,118

Net Loss	$(757,117)	$(409,903)	$(852,478)	$(166,153)

Net Loss per share – basic and diluted	$(0.07)	$(0.04)	$(0.08)	$(0.02)
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158	10,143,158	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		paid-in	Retained	Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802

Fair value of vested stock options	—	—	232,047	—	232,047

Net Loss	—	—	—	(852,478)	(852,478)

Balance, September 30, 2018 (unaudited)	10,143,158	$1,014	$19,483,002	$2,798,355	$22,282,371

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(852,478)	$(166,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	232,047	—
Depreciation and amortization	269,726	185,758
Changes in operating assets and liabilities
Accounts receivable	(692,891)	2,425,017
Inventories	(1,926,562)	(436,735)
Prepaid expenses	(599,382)	(153,257)
Deposits	(24,205)	(10,500)
Refundable income taxes	—	(1,257,585)
Deferred tax assets	—	(52,641)
Accounts payable	31,795	(388,244)
Income taxes payable	—	(1,227,308)
Customer deposits	162,285	(1,843)
Accrued expenses and other current liabilities	97,324	(111,988)
Net cash used in operating activities	(3,302,341)	(1,195,479)

Cash flows from investing activities:
Acquisition of property and equipment	(208,998)	(182,397)
Net cash used in investing activities	(208,998)	(182,397)

Cash flows from financing activities:
Repayment of notes	(82,369)	(85,254)
Net cash used in financing activities	(82,369)	(85,254)

Decrease in cash and cash equivalents	(3,593,708)	(1,463,130)
Cash and cash equivalents, beginning of period	14,201,163	16,242,158
Cash and cash equivalents, end of period	$10,607,455	$14,779,028

Supplemental Cash Flow Information:
Taxes Paid	$—	$2,424,417
Interest Paid	8,181	10,193
Supplemental non-cash investing and financing activities:
Assets acquired through issuance of notes payable	$662,750	$—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL

STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of as of September 30, 2018 and December 31, 2017.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of September 30, 2018 and December 31, 2017, the Company has established inventory reserves of $330,000 for obsolete and slow-moving inventory. As of September 30, 2018 and December 31, 2017, the components of inventories were as follows:

	September 30, 2018 (unaudited)	December 31, 2017

Raw materials	$5,025,755	$2,716,392
Finished goods	2,717,860	3,100,661
	7,743,615	5,817,053
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$7,413,615	$5,487,053

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of September 30, 2018 and December 31, 2017, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2018 (unaudited)	December 31, 2017
Balance at beginning of the period	$175,000	$175,000
Payments	(145,867)	(364,463)
Provision for warranties	145,867	364,163
Balance at end of the period	$175,000	$175,000

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

Concentrations

Cash. The Company maintains cash balances at several banks, with the majority held at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Net Sales. The Company’s net sales are primarily generated from two Tier-1 wireless telecommunications carrier customers in the U.S. For the three months ended September 30, 2018, net sales from our Tier-1 wireless telecommunications carrier customers accounted for 39% (AT&T), 37% (T-Mobile), and 4% (Verizon Wireless) of the Company’s net sales, as compared 9% (AT&T), 1% (T-Mobile), and 74% (Verizon Wireless) of net sales for the three months ended September 30, 2017. For the nine months ended September 30, 2018, AT&T, T-Mobile, and Verizon Wireless represented 61%, 12%, and 13% of net sales, respectively. For the nine months ended September 30, 2017, AT&T, T-Mobile, and Verizon Wireless represented 3.1%, 0.2%, and 82.1% of the Company’s net sales, respectively.

Accounts receivable. At September 30, 2018, 31% of the Company’s accounts receivable were from AT&T, 50% from T-Mobile, and 5% from Verizon Wireless. At December 31, 2017, 59% of the Company’s accounts receivable were from AT&T, 0% from T-Mobile, and 30% from Verizon Wireless.

Accounts payable. At September 30, 2018, and December 31, 2017 the Company’s largest vendor represented 72% and 75% of accounts payable, respectively.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on one key engine supplier, Yanmar Engines Company with purchases from Yanmar representing 48% and 19% of the Company’s total raw materials used in cost of sales for the three months ended September 30, 2018 and 2017, respectively, and 76% and 19% for the nine months ended September 30, 2018 and 2017, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2018 (Unaudited)	September 30, 2017 (Unaudited)
Options	360,000	—
Warrants	115,000	115,000
Total	475,000	115,000

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

NOTE 2 – RESTRICTED CASH

As of September 30, 2018 and December 31, 2017, the Company’s cash balance included restricted cash of $1,002,304 and $1,001,180, respectively. The restricted cash serves as a collateral to the line of credit (see Note 5).

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2018 (Unaudited)	December 31, 2017
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	2,268,078	1,451,423
Vehicles	127,495	122,264
Leasehold improvements	72,161	42,173
Office equipment	129,171	114,454
Software	102,690	97,533
Total property and equipment, cost	2,770,344	1,898,596
Less: accumulated depreciation and amortization	(1,344,246)	(1,074,520)
Property and equipment, net	$1,426,098	$824,076

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2018 and September 30, 2017 was $114,779 and $65,679, respectively, and allocated between cost of sales and operating expenses. During the three months ended September 30, 2018 and September 30, 2017, $105,882 and $58,058, respectively, of depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2018 and September 30, 2017 was $269,726 and $185,759, respectively, and allocated between cost of sales and operating expenses. During the nine months ended September 30, 2018 and September 30, 2017, $243,285 and $162,730, respectively, of depreciation expense was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2018	December 31,
	(Unaudited)	2017
Total Equipment Notes Payable	$817,436	$237,055
Less Current Portion	(196,323)	(110,237)
Notes Payable, Long term	$621,113	$126,818

As of December 31, 2017, the Company’s notes payable related to several financing agreements for the purchase of equipment, with terms ranging from 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, and secured by the purchased equipment.

During the nine months ended September 30, 2018, the Company acquired additional equipment under financing agreements for total principal amount of approximately $660,000, with term of 5 years, interest rate of 5% per annum, and also secured by the purchased equipment.

As of September 30, 2018, the balance of notes payable was $817,436. The aggregate monthly payments of principal and interest of the outstanding notes payable as of September 30, 2018 is approximately $23,000 and due through 2023.

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

The Company’s credit facility contains negative covenants prohibiting it from (i) creating or permitting to exist any liens, security interests or other encumbrances on the Company’s assets, (ii) engaging in any business activities substantially different than those in which the Company is presently engaged, (iii) ceasing operations, liquidating, merging, transferring, acquiring or consolidating with any other entity, changing its name, dissolving or transferring or selling collateral out of the ordinary course of business, or (iv) paying dividends on the Company’s capital stock (other than dividends payable in stock). The Company was in compliance with all covenants at September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had not borrowed any funds under the credit facility and thus had borrowing availability of $1,000,000.

NOTE 6 – STOCK OPTIONS

 The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2017	30,000	$4.84
Granted	330,000	5.32
Exercised	—	—
Outstanding, September 30, 2018	360,000	$5.28
Exercisable, September 30, 2018	—	—

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

During the nine months ended September 30, 2018, the Company granted options to purchase an aggregate of 330,000 shares of the Company’s common stock to three of its executive officers, with exercise prices ranging from $5.09 to $5.60 per share, that expire ten years from the date of grant, and with one-third of the total options granted vesting on each of the first, second, and third anniversaries of the grant date. The fair value of each of the option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 57.71%, (ii) discount rate of 2.42%, (iii) zero expected dividend yield, and (iv) expected life of 6.5 years, which is the average of the term of the options and their vesting periods. The total fair value of these options at their grant dates was approximately $948,000.

During the nine months ended September 30, 2018, the Company expensed total stock-based compensation related to the vested options of $232,047, and the remaining unamortized cost of the outstanding options at September 30, 2018 was approximately $781,617. This cost will be amortized on a straight-line basis over the weighted average remaining vesting period of 3 years. At September 30, 2018, the 360,000 outstanding stock options had an intrinsic value of approximately $298,000.

NOTE 7 – WARRANTS

At September 30, 2018, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2017	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, September 30, 2018	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at September 30, 2018.

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

During the three months ended September 30, 2018 and 2017, Smartgen performed $26,550 and $31,005 in field services, respectively. Smartgen performed $71,820 and $127,887 in field services for the nine months ended September 30, 2018 and 2017, respectively.

Smartgen had no purchases from the Company during the three and nine months ended September 30, 2018. Smartgen had $0 and $1,136 in purchases of goods, parts and services from the Company during the three and nine months ended September 30, 2017, respectively.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Leases

The Company entered into a non-cancellable operating lease of a manufacturing facility located in 249 E. Gardena Blvd., Gardena, CA commencing January 1, 2015 and ending on February 28, 2019. The base rent of the facility at the commencement date was $29,648 per month, which annually increases by 3%. Rent expense for the three months ended September 30, 2018 and 2017 was $97,192 and $94,361, respectively. Rent for the nine months ended September 30, 2018 and 2017 was $291,575 and $283,082, respectively.

During the three months ended September 30, 2018, the Company entered into a non-cancellable operating lease of a manufacturing facility located in 400 W. Gardena Blvd., Gardena, CA commencing July 1, 2018 and ending on September 30, 2023. Possession of the property was delayed to August 21, 2018 due to the landlord requiring more time to vacate the property. The base rent of the facility at the commencement date is $22,838 per month, which annually increases by 3%. Rent expense for the three months ended September 30, 2018 was $8,104.

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

Recent Developments

In November 2018, we began operations at our 29,000 square foot second manufacturing facility located at 400 E. Gardena Blvd, Gardena, CA 92804 in close proximity to our current corporate office and primary manufacturing facility. Our new facility is designed to increase production capacity of our fabrication, welding and final assembly operations.

Due to an increase in production in the second quarter of 2018, we negotiated a long term supply agreement with our Yanmar engine supplier. This engine is currently used in more than 50% of the generators we ship and is the single most expensive component of our DC power systems bill of materials. The negotiated cost reduction of 25% will effect shipments beginning October 2018. We believe the price reduction for the engines will significantly decrease our cost of overall sales and improve our gross margins as sales volumes increase.

In September 2018, we received $7.5 million in new purchase orders from two Tier-1 telecommunications providers which resulted in our backlog growth to $11.5 million compared to $5.5 million backlog in August 2018. We believe this increase in backlog represents further acceptance of our product quality and technology by major Tier-1 telecom providers in U.S. markets.

In October 2018, we signed a service agreement with the large telecom provider, Huawei, located in Namibia. This service agreement requires us to use Polar Power Africa employees to install radios, antenna, converters and other related equipment on telecom towers owned by Huawei. The total order of $150,000 for 91 towers is an initial order for Polar Power Africa to demonstrate its capability and expertise in installation of telecom equipment.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2017, and nine months ended September 30, 2018, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

Inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value-based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, and the differences could be material. Once established, write-downs are considered permanent adjustments to the cost basis of the obsolete or unmarketable inventories.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2018 were $5,061,158. This represents a 67% increase in net sales as compared to $3,030,026 for the three months ended September 30, 2017. The increase is primarily a result of an increase in sales of our DC power systems to Tier-1 wireless telecommunications carrier customers. During the third quarter of 2018, in addition to our recorded sales, we received $7.5 million in new orders from Tier-1 wireless telecommunications carrier customers AT&T and T-Mobile, validating our technology and price competitiveness in the telecom backup power market nationwide. We expect these orders to ship within the next six months.

Our sales backlog as of September 30, 2018 and November 12, 2018 was $11,401,341 and $15,186,911, respectively. The significant increase is attributed to our increase investment in sales infrastructure and qualification of our product by top four Tier-1 telecom customers during 2017. We plan to ship a significant portion of our backlog during the next six months.

In the international markets we have continued our investment in R&D and Sales to develop and demonstrate localized lower cost products to address bad grid and off-grid applications. The lack of electric infrastructure in emerging international markets requires integration of renewable energy, battery storage and DC generators to provide longer run times. In 2018 we have successfully demonstrated such integrated solutions to Tier-1 telecom customers in Sri Lanka, Namibia and Malaysia. We believe completion if initial testing in these emerging markets will result in significant sales in 2019.

During the third quarter of 2018, we delivered a significant percentage of the orders received from defense contractors which were related to the Army Robotic and Autonomous Systems (RAS) program to develop autonomous vehicles that provide logistics, reconnaissance and surveillance functions. We believe during the fourth quarter 2018 our program partners will begin demonstrations of RAS vehicles to the Army and other commercial customers worldwide. We believe our on-time delivery on this program has benefited us in the receipt of additional orders from other military programs requiring light weight compact DC generators.

During the quarter ended September 30, 2018, our shipments were lower than forecasted due to lower labor efficiencies associated with production ramp up of a newer lower cost generator model for our new Tier-1 wireless telecommunications carrier customer. In addition, we experienced shortages in components and engines from our supply chain related to uncertainty over tariffs. This caused a disruption in our manufacturing and shipments and negatively impacted our revenue and profits in the quarter. The supply chain disruptions were short-term in nature and have since been resolved. In November 2018 we began operation at our second facility, which we believe provides us the ability to ramp up production to meet customer needs.

Our goals over the next two quarters include: increase production efficiencies; fulfill the majority of our current backlog; continue to diversify our customer and product base: continue to market our product portfolio to top wireless telecommunications carriers worldwide; and actively seek to increase our market share in the U.S. wireless telecommunications industry.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Three Months Ended		Dollar	Percentage	Results as a Percentage of Net Sales for the Period Ended
	September 30,		Variance	Variance	September 30,
	2018	2017	Favorable	Favorable
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2018	2017
Net sales	$5,061,158	$3,030,026	$2,031,132	67%	100.0%	100.0%
Cost of sales	3,530,847	2,201,083	(1,329,764)	(60%)	69.8%	72.6%
Gross Profit	1,530,311	828,943	701,368	85%	30.2%	27.4%
Sales and marketing expenses	717,983	395,793	(322,190)	(81%)	14.2%	13.1%
Research and development expenses	571,300	480,405	(90,895)	(19%)	11.3%	15.9%
General and Administrative expenses	996,087	633,776	(362,311)	(57%)	19.7%	20.9%
Depreciation and amortization expenses	8,897	7,621	(1,276)	(17%)	0.2%	0.3%
Total operating expenses	2,294,267	1,517,595	(776,672)	(51%)	45.3%	50.1%
Loss from operations	(763,956)	(688,652)	(75,304)	(11%)	(15.1%)	(23%)
Interest expense	(2,777)	(4,463)	1,686	38%	(0.1%)	(0.1%)
Other income	9,616	18,531	(8,915)	(48%)	0.2%	0.6%
Loss before income taxes	(757,117)	(674,584)	(82,533)	(12%)	(15.0%)	(22.3%)
Income tax benefit	—	264,681	(264,681)	(100%)	0.0%	8.7%
Net loss	($757,117)	($409,903)	($347,214)	(85%)	(15.0%)	(13.5%)

Net Sales. Net sales increased $2,031,132, or 67%, to $5,061,158 for the three months ended September 30, 2018, as compared to $3,030,026 for the same period in 2017. The increase in net sales was primarily due to the increase in sales of our DC power systems to Tier 1 wireless telecommunications carrier customers in the U.S.. Sales to our top three Tier-1 US wireless telecommunications carrier customers for the three months ended September 30, 2018 represented 39% (AT&T), 37% (T-Mobile), and 4% (Verizon) of our total net sales, as compared to 3.1% (AT&T), 0.2% (T-Mobile), and 82.1% (Verizon) in the same period in 2017.

Cost of Sales. Cost of sales during the three months ended September 30, 2018 increased by $1,329,764, or 60%, to $3,530,847, as compared to $2,201,083 during the same period in 2017. Cost of sales as a percentage of net sales during the three months ended September 30, 2018 decreased to 69.8%, as compared to 72.6% in the same period in 2017, as a result of increased labor efficiencies and improved absorption of manufacturing overhead.

Gross Profit. Gross profit during the three months ended September 30, 2018 increased by $701,368, or 85%, to $1,530,311, as compared to $828,943 during the same period in 2017. Our gross profit as a percentage of net sales was 30.2% for the quarter ended September 30, 2018, as compared to 27.4% in the same period in 2017. The increase in gross profit margin was attributable lower material cost and improved manufacturing overhead absorption. We believe our gross margins will improve as a factor of higher sales and improved manufacturing plant capacity utilization.

Sales and Marketing Expenses. During the three months ended September 30, 2018, sales and marketing expenses increased by $322,190, or 81%, to $717,983, as compared to $395,793 during the same period in 2017. The increase in sales and marketing expenses is attributable to the expansion of our sales infrastructure and the establishment of sales offices in Australia and Namibia to manage sales in South East Asia, Africa, Middle East and Europe. During 2018, we also invested in demonstration of products to key Tier-1 telecom customers globally and to date we have received purchase orders from customers in Sri Lanka, Namibia and Australia.

Research and Development Expenses. During the three months ended September 30, 2018, research and development expenses increased by $90,895, or 19%, to $571,300, as compared to $480,405 during the same period in 2017. The increase in research and development expenses was attributable to the development of new customized designs for our new Tier 1 telecom customer. In addition, during 2018 we developed new models which integrate battery storage, solar and generators to address bad grid and off-grid applications in emerging markets.

General and Administrative Expenses. General and administrative expenses increased by $362,311, or 57%, to $996,087 during the three months ended September 30, 2018, as compared to $633,776 during same period in 2017. The increase was primarily due to the stock-based compensation expense of $103,664 for the quarter ended September 30, 2018, as compared to none for the same period in 2017. In addition, there were increases in the premiums for our insurance policies due to increases in coverage to manage risks associated with higher shipments. We also had an increase in business consulting services to support the development of international business operations. We anticipate our net general and administrative costs to remain flat while lowering as percentage of net sales during the remainder of 2018.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $49,100, to $114,779 during the three months ended September 30, 2018, as compared to $65,679 during the same period in 2017. During the three months ended September 30, 2018 and 2017, $105,882 and $58,058, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase in depreciation expense in 2018 is a result of increased purchases of fabrication equipment to improve our production efficiency and the acquisition of service vehicles to service local customers.

Interest Expense. Interest expense for the three months ended September 30, 2018 was $2,777, as compared to $4,463 during the same period in 2017, a decrease of $1,686. Our interest expense during the three months ended September 30, 2018 is mainly attributable to financing costs related to production equipment. The decrease in interest expense is attributable to paying-off two equipment financing accounts.

Income Tax. We have no income tax expense for the three months ended September 30, 2018, as compared to a tax benefit of $264,681 for the three months period ending September 30, 2017.

Net Loss. As a result of the factors identified above, we reported a net loss of $757,117, or $(0.07) per basic and diluted share, for three months ended September 30, 2018, as compared to a net loss of $409,903, or $(0.04) per basic and diluted share, for three months ended September 30, 2017.

Nine months Ended September 30, 2018 Compared to the Nine months Ended September 30, 2017

	Nine months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2018 (unaudited)	2017 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2018	2017
Net sales	$15,748,845	$10,438,761	$5,310,084	51%	100%	100%
Cost of sales	10,672,707	6,925,464	(3,747,243)	(54)%	67.8%	63.3%
Gross Profit	5,076,138	3,513,297	1,562,841	44%	32.2%	33.7%
Sales and marketing expenses	1,968,152	861,230	(1,106,922)	(129)%	12.5%	8.3%
Research and development expenses	1,371,981	947,427	(424,554)	(45)%	8.7%	9.1%
General and Administrative expenses	2,562,577	1,988,831	(573,746)	(29)%	16.3%	19.1%
Depreciation and amortization expenses	26,441	23,029	(3,412)	(15)%	0.2%	0.2%
Total operating expenses	5,929,151	3,820,517	(2,108,634)	(55)%	37.6%	36.6%
Loss from operations	(853,013)	(307,220)	(545,793)	(178)%	(5.4)%	(2.9)%
Interest expenses	(8,181)	(14,656)	6,475	44%	(0.1)%	(0.1)%
Other income	8,716	42,605	(33,889)	(80)%	0.1%	0.4%
Loss before income taxes	(852,478)	(279,271)	(573,207)	(205)%	(5.4)%	2.7%
Income tax benefit	—	113,118	(113,118)	(100)%	0.0%	1.1%
Net loss	$(852,478)	$(166,153)	$(686,325)	(413)%	(5.4)%	(1.6)%

Net Sales. Net sales increased $5,310,084, or 51%, to $15,748,845 for the nine months ended September 30, 2018, as compared to $10,438,761 for the same period in 2017. The increase in net sales was primarily due to the increase in sales of our DC power systems to Tier 1 wireless telecommunications carrier customers in the U.S. Sales to Tier 1 wireless telecommunications carrier customers accounted for 86% of net sales for the nine months ending September 30, 2018, of which sales to AT&T, T-Mobile, and Verizon Wireless represented 94%, 12%, and 13%, respectively. Sales to Tier 1 wireless telecommunications carrier customers also accounted for 86% of net sales for the nine months ending September 30, 2017. Sales to AT&T, T-Mobile, and Verizon Wireless accounted for 4%, 0%, and 82% of net sales, respectively.

Cost of Sales. Cost of sales during the nine months ended September 30, 2018 increased by $3,747,243, or 54%, to $10,672,707, as compared to $6,925,464 during the same period in 2017. Cost of sales as a percentage of net sales during the nine months ended September 30, 2018 increased to 67.8%, as compared to 66.3% in the same period in 2017. The increase is a result of a slight increase in the cost of raw materials as compared to the previous year, and we started to see tariffs on imported goods starting July 2018.

Gross Profit. Gross profit during the nine months ended September 30, 2018 increased by $1,562,841, or 44%, to $5,076,138, as compared to $3,513,297 during the same period in 2017. Our gross profit as a percentage of net sales was 32.2% for the nine months ended September 30, 2018, as compared to 33.7% in the same period in 2017. The decrease in gross profit margin was attributable to an increase in direct labor absorbed in the cost of sales in the nine months ending September 30, 2018 as compared to the same period in 2017.

Sales and Marketing Expenses. During the nine months ended September 30, 2018, sales and marketing expenses increased by $1,106,922, or 129%, to $1,968,152, as compared to $861,230 during the same period in 2017. The increase was attributable to adding key sales and sales support personnel hired as part of our strategy in reducing our customer and geographic concentration by expanding our sales infrastructure within the U.S. and international markets. In addition, we had an increase in travel and marketing events in the nine months ending September 30, 2018 as compared to the same period in 2017.

Research and Development Expenses. During the nine months ended September 30, 2018, research and development expenses increased by $424,554, or 45%, to $1,371,981, as compared to $947,427 during the same period in 2017. The increase in research and development expenses was attributable to engineering changes and customization in our power systems to meet new customer requirements.

General and Administrative Expenses. General and administrative expenses increased by $573,746, or 29%, to $2,562,577 during the nine months ended September 30, 2018, as compared to $1,988,831 during same period in 2017. The increase was primarily due to the stock-based compensation expense of $128,383 for the period ended September 30, 2018, as compared to none for the same period in 2017. In addition, there were increases in our insurance premiums due to increases in coverage to manage risks associated with higher shipments. We also had an increase in business consulting services to support the development of international business operations.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased by $83,967, to $269,726 during the nine months ended September 30, 2018, as compared to $185,759 during same period in 2017. During the three months ended September 30, 2018 and 2017, $243,285 and $162,730, respectively, of the depreciation expense were included in the balances of cost of sales for the periods then ended. The increase in depreciation and amortization expense in 2018 is a result of purchasing machinery to improve our production efficiency and the acquisition of service vehicles to support local customers.

Interest Expense. Interest expense for the nine months ended September 30, 2018 was $8,181, as compared to $14,656 during the same period in 2017, a decrease of $6,475. Our interest expense during the nine months ended September 30, 2018 is mainly attributable to financing costs related to production equipment. The decrease in interest expense is attributable to paying-off two equipment financing accounts.

Income Tax. We have no income tax expense for nine months ended September 30, 2018, as compared to a tax benefit of $113,118 for the nine months ended September 30, 2017.

Net Loss. For the nine months ended September 30, 2018, we incurred a net loss of $852,478, or $(0.08) per basic and diluted share, as compared to net loss of $166,153, or $(0.02) per basic and diluted share for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2018, we funded our operations primarily from cash on hand and cash generated by our operations. As of September 30, 2018, our cash and cash equivalents had a balance of $10,607,455, as compared to $14,201,163 at December 31, 2017. The substantial balances of cash and cash equivalents at September 30, 2018 resulted primarily from the net proceeds of approximately $17.0 million from our initial public offering in December 2016.

On September 30, 2018 and December 31, 2017, our trade receivables totaled $3,751,157 and $3,058,266, respectively. For the period ended September 30, 2018, $1,177,408 (31%), $1,872,759 (50%), and $170,957 (5%) represented customer account balances of AT&T, T-Mobile, and Verizon Wireless, respectively, with 90-day payment terms. Trade receivables from AT&T, T-Mobile and Verizon Wireless represented 59%, 0%, and 30% of all trade receivables for the periods ended December 30, 2017, respectively. The increase in trade receivables is attributable to increased sales of our DC power systems to AT&T and T-Mobile during the three months ended September 30, 2018.

Credit Facility

On March 21, 2017, we entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000.

As of September 30, 2018, we had not borrowed any funds under the credit facility and thus had borrowing availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
Net Cash Provided by (Used In)
Operating Activities	$(3,302,341)	$(1,195,479)
Investing Activities	(208,998)	(182,397)
Financing Activities	(82,369)	(85,254)
Net decrease in cash	$(3,593,708)	$(1,463,130)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $3,302,341, as compared to net cash used in operating activities of $1,195,479 for same period in 2017. This increased use of net cash in 2018 was primarily due to a net loss of $852,478, an increase in inventories of $1,926,562 and an increase in prepaid expenses mostly for raw materials with long-lead times of $599,382 resulting from increases in sales of our power systems in 2018.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 totaled $208,998, as compared to $182,397 for the same period in 2017, an increase of $26,601. This increase was primarily due to an increase in acquisitions of machinery during the nine months ended September 30, 2018 as compared to the same period in 2017.

Financing Activities

Net cash used in financing activities totaled $82,369 for the nine months ended September 30, 2018, as compared to net cash used in financing activities of $85,254 for the same period in 2017. This increase in net cash used in by financing activities was primarily due to securing equipment financing agreements for manufacturing equipment. The financing agreements have a five year term and a financing rate of 5% per annum.

Backlog

Our sales backlog as of September 30, 2018 and November 12, 2018 was $11,401,341 and $15,186,911, respectively. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at September 30, 2018 was comprised of the following elements: 92% in purchases of DC power systems by telecommunications customers, 6% in purchases by military contractors; and 2% from other markets. We believe that the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of September 30, 2018, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from two customers. Revenues from these customers, comprised 61% and 13%, respectively, of our total revenues for the nine months ended September 30, 2018. These two customers comprised 3% and 82% of total revenues for the same period in 2017, respectively. We expect this trend to continue until we receive orders from an additional Tier-1 wireless telecommunications carrier that granted us approved supplier status during the first quarter of 2017. An unfavorable change in our business relationship with any of these customers, our inability to obtain purchase orders from our new Tier-1 wireless telecommunications carrier customer or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

We derive substantially all of our revenue from sales of our DC base power systems to two customers within the telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to two customers within the telecommunications market. Any factor adversely affecting sales of these power systems to these two customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

We have established relationships with a third-party engine supplier and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine supplier, Yanmar Engines Company. Purchases from Yanmar represented approximately 76% of our total raw materials in cost of sales for the nine months ended September 30, 2018 and represented approximately 19% of our total cost of sales for the same period in 2017. We do not have any long-term contracts or commitments with Yanmar Engines Company. If this engine supplier were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

Date: November 14, 2018	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary