Form 10-K
period 2018-12-31
Polar Power, Inc.
filed 2019-04-01
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission file number: 001-37960

Polar Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization) 249 E. Gardena Blvd., Gardena, California (Address of principal executive offices)	(I.R.S. Employer Identification Number) 90248 (Zip Code)

Registrant’s telephone number, including area code: (310) 830-9153

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
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

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $23,965,548.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of April 1, 2019 was 10,143,158.

DOCUMENTS INCORPORATED BY REFERENCE

None

-i-

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

Recent Events

In July 2018, we began shipments of DC power systems to another large U.S. Tier-1 wireless provider, T-Mobile, through its channel partner. During the year, our shipments to T-Mobile grew to 22% of our net sales. As a result, we currently sell our DC power systems to the top three U.S. Tier-1 wireless providers and reached record level of revenues of $24.0 million and a record backlog of $16.0 million at December 31, 2018.

In the fourth quarter of 2018, we installed DC hybrid system in Sri Lanka at an off-grid remote Tier-1 telecommunications tower site to demonstrate use of our DC generator and lithium battery system to power a remote site. Due to the lack of electric infrastructure, a significant percentage of telecommunications tower sites in Sri Lanka lack connection to the grid and thereby require renewable and battery storage devices in combination with generators to provide power to radio equipment. We believe that the successful demonstration of our DC hybrid power system in a prime power application will provide us access to the remote off-grid market in Sri Lanka.

In December 2018, we completed the installation of ten telecommunications towers in Namibia, which was part of the initial phase of a national program to bridge the digital divide between urban and rural Namibia. We believe that expanding our service offerings to telecommunications customers in emerging markets provides us with the opportunity to sell DC backup generators and storage batteries to these markets in the future.

In March 2018, we received Phase II approval and purchase orders for twenty light-weight, liquid cooled mobile DC power systems for use in the U.S. Army Robotic Mule project. This Squad Multipurpose Equipment Transport (SMET) program is part of a global military initiative to utilize electric propulsion powered vehicles to remotely provide surveillance, transportation and reconnaissance over wide areas, thereby improving survivability and reaction times in the battlefield. During fourth quarter of 2018, we delivered twenty systems for integration into Robotic Mule project. During first half of 2019, completed robotic mules will be field tested under various challenging operational and environmental conditions. We anticipate receiving additional production orders during 2019 upon successful completion of these field tests.

In November 2018, we began operations at our 29,000 square feet second manufacturing facility located at 400 E. Gardena Blvd, Gardena, CA 92804 which is located in proximity to our corporate offices and manufacturing facility. Our new facility is designed to increase production capacity of our fabrication, welding and final assembly operations.

Historical Background

We began operations in 1979 by releasing our first product, a solar powered vaccine refrigerator/freezer, for use in remote areas worldwide. This product was developed in support of a World Health Organization Cold Chain initiative and the U.S. Agency for International Development and for the first five years administered by the NASA Lewis Research Center. Since then, we have continued to expand our capabilities and product lines within the solar and renewable energy industries.

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

In 2008, we expanded our marketing of DC power systems to telecommunications companies in an effort to supply DC power for the radio equipment located at a wireless cell tower sites as backup power in case of power outages. In 2013, after four years of extensive field testing, we received approval from Verizon Wireless to market our DC power systems to its regional facilities throughout the U.S.

In 1988, we introduced DC hybrid power systems designed for off-grid remote applications. These systems integrated our DC power systems with solar panels, lead acid batteries assembled into an outdoor enclosure with the capability to be remotely monitored and operated. In 2011, we introduced lithium ion batteries into our systems. During the 2013 and 2014, we shipped $1.7 million of our DC hybrid power systems, to two of the largest wireless telecommunications providers in Australia.

In 2015, due to a significant growth in sales, we moved our production facility to Gardena, CA expanding our production capacity by over 400%. A significant portion of our growth was a result of Verizon Wireless’s national campaign to add backup generators to cellular sites located in inner cities and remote locations with bad grid conditions.

In 2016, our sales peaked at $22.8 million, with 95% of these sales to Verizon Wireless. In 2016, due to the increased product demand, we decided to raise equity capital to fund inventory growth and other working capital needs. In December 2016, we successfully closed our initial public offering of 2,400,000 shares of common stock with net proceeds of approximately $17 million.

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

In 2018, our revenues grew to $24.0 million as compared to $14.4 million in 2017. This growth of approximately 67% is mainly attributable to increased sales of our DC generator’s to Tier-1 telecommunications customers in the U.S. markets. In addition, during 2018 we received purchase orders from Namibia, Sri Lanka, Thailand and Australia customers contributing 6% of our total annual revenues.

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

Telecommunications

We believe that investments in wireless telecommunications infrastructure is on the rise globally due to rising data usage and increased pressure to reduce costs requiring providers to improve operational efficiencies while expanding coverage of networks into remote or rural areas. Increased reliance on wireless networks is also resulting in increased demand for reliability of these systems resulting in higher demand for power backup systems. We believe that some of the key aspects fueling the growth of telecommunications operators include:

●	improved operational efficiency of telecommunications towers, with an emphasis on reducing power consumption and power generation costs;

●	increased need for communications during natural and manmade disasters has resulted in strengthening of telecommunications infrastructure

●	increased active user base through the expansion of networks in remote or rural areas in developing nations; and the U.S.

●	increased densification and data transfer speeds that increase the usage of additional services like internet and video on smart mobile devices.

The electrical power requirement for cell towers can be segmented into the following areas:

●	Good Grid. Currently, the majority of our sales are related to new installations in the U.S. It is within this market where we have the most competition from legacy alternating current, or AC, generation technology. The technological advantages of our DC power systems as compared to legacy AC power systems includes smaller size, longer reserve (backup) time, lower acoustic noise, the ability to operate on low gas pressures, ease of installation and site permitting. Because backup generators are typically operated less than 100 hours a year, the higher fuel efficiency, reduced maintenance and longer service life of our products are oftentimes not considered in the customer procurement process. As a standalone component, AC generators are typically lower in cost than an equivalent DC generator. As in installed cost, in most instances, DC generators will have a lower cost. Most wireless companies are highly compartmentalized thereby making it difficult for them to validate the ownership advantages of DC generators over AC generators.

●	Bad Grid: This is comprised primarily of the overseas market Within this market, it is not uncommon for an electrical grid to operate other than on a 24-hour basis. Oftentimes, these grids will operate for only 4 to 18 hours a day. Typically, the cost of bad grid electricity is lower than the cost of fuel, so the goal is to store as much energy from the grid in a battery while its available and then use the battery while the grid is not operational. For extended outages beyond the battery energy storage, a generator is used. Due to the higher number of generator run hours, fuel economy becomes an important factor. Here is where we believe our hybrid systems, that are combined with lithium ion batteries, are more cost competitive as compared to AC generator systems.

●	Off Grid. This is comprised primarily of the overseas market and, to a lesser extent, the U.S. market. We have been servicing this wireless market since 1994 (and the microwave tower market since 1985). AC generators compete in this market primarily due to their legacy presence and the lack of knowledge on the part of the wireless operators of the advantages of a DC generator. DC solar and non-solar hybrid applications represent our largest growth opportunities within the overseas markets.

In order to improve wireless tower efficiency, service providers are divesting these fixed assets to more agile regional tower operators, while simultaneously requiring an upgrade of the technologies to maintain competitive services as we have moved from 2G, 3G, 4G and soon, 5G services. As electronics efficiencies have improved, the amount of electronics on a cell site have increased thereby creating a greater demand for energy. The improvement in electronics, including the ability to operate at higher temperatures, has reduced the need for air conditioning. We consider this to be the single most important factor driving the use of DC generators within the telecommunications market. The other trend is the elimination of walk-in shelters in favor of housing electronics “outdoor” in smaller cabinets. Increased new construction of these outdoor tower facilities has provided us with the ability to market our higher-efficiency DC power systems to these tower operators globally.

 Military

Food, communications, transportation and weapon systems are the lifeblood of a military unit. With few exceptions, military communications operate from 28 volts DC or 48 volts DC sources. Currently, many guns (including howitzers), cannons and motors use computers and require DC power. The use or robotics to move materials from one place to another and provide weaponized platform will have a larger effect on reducing casualties and help counter the effects of IEDs. We believe that the demand for DC power with the military is increasing as the use of pulsed energy weapon systems (i.e., weapons that either use pulses of electricity to fire ammunition or operate by sending an electric current to a target) are more widely used on the battle field. This increased use of electronics in military missions has resulted in an increased need for DC power and for more efficient ways of generating, storing and distributing energy. The military has assigned a special program management department to oversee the development and standardization of a new range of higher efficiency mobile power generators ranging in size from 5 kW to 200 kW. With pulsed weapon systems, DC power requirements can climb as high as 6 megawatts.

The objectives of the creation of a new generation of power generators are:

●	enhanced mobility, reliability and maintainability;

●	improved fuel efficiency;

●	reduced system size and weight;

●	reduced infrared and acoustic signatures;

●	increased survivability in rugged combat operations; and

●	reduced total cost of ownership.

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

During the past two decades, we have shipped 2 kW and 30 kW advanced power units, comprised of hybrid vehicle power systems, auxiliary power systems and prime power systems, to the U.S. Department of Defense and to its prime contractors for a wide variety of missions covering the land, sea and air. During the years ended December 31, 2018 and 2017, sales of auxiliary power systems designed for use in military combat vehicles represented 2.4% and 1.3%, respectively, of our net sales.

Residential and Commercial Power

Combining a high-efficiency propane or natural gas fueled DC generator (i.e., low capital cost) with a zero-emissions renewable energy source (i.e., low operating cost) results in low-cost sustainable power. This is premise behind our solar hybrid system.

We believe that by using a DC generator operating on natural gas, with or without a solar PV array, will be instrumental in assisting electric utilities in meeting the increased power demand for electric car charging. Many homes and commercial business are without sufficient power to charge an electric vehicle, or EV, or fleet of EVs and the ability to increase electrical service can be cost prohibitive. In addition, the utilities’ energy cost during peak demand may become too high making natural gas a cost-competitive alternative to the electric grid.

We also believe that energy requirements associated with EV charging could drive the use of combined heat and electrical power, or CHP.

Using DC generators with inverters in a CHP application could replace oil-fueled heaters in the Eastern U.S. These products can produce space heating and electricity at the same time. An advantage of CHP over current oil and natural fueled heating is that grid power is not required to operate the heaters blowers, fuel pumps, or controls. Our technology allows continued heating and provides electricity in the worst of storms.

Our Competitive Strengths

We have over a 30-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, industrial and marine markets. We have invested significant capital and engineering expertise to develop products that capitalize on the growing trend towards environmentally friendly and fuel-efficient power generation systems. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development efforts has led to the integration of high-efficiency DC alternator technology integrated with conventional engines to provide highly reliable backup power solutions for telecommunications towers. During the last decade, we invested significant capital in the development of charge control algorithms that allow our DC power generators to safely charge various types of battery chemistries. We believe this feature, combined with our ability to remotely monitor our DC generators, gives our customers higher field reliability and uptime when compared to conventional AC generators.

●	Engineering Expertise. During 2018, we invested significant capital in expanding our field sales staff globally. Our direct sales model, where our engineers and sales personnel jointly assess customer needs and design customized solutions, has resulted in success with the top three Tier-1 wireless providers in the U.S. We design and manufacture DC alternators, controls and enclosures in-house. We believe this allows us to customize designs to applications reducing system weight and size. In addition, DC alternators are inherently more efficient than AC systems, thereby more fuel efficient. Our proprietary battery charging algorithms reduce generator run time thereby reducing maintenance cost and increasing life.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless provider customers.

●	Strong Customer Base. A significant percentage of our sales are comprised of direct sales to our customers. Currently, significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. Since 2017, we substantially expanded our global sales and service network to market directly to Tier-1 telecommunications providers. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established sales offices in Namibia, Dubai, Singapore, Australia, Poland and the Dominican Republic. Our sales team directly markets to Tier-1 companies in their regions and during 2018, we received initial purchase orders from Tier-1 telecommunications providers in Namibia, Sri Lanka, Australia and Thailand.

●	Experienced Management Team. Each of our President and Chief Executive Officer and key engineers has over 25 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating management’s abilities and our engineering aptitude can be found in our successful track record over the last 25 years of executing fixed-cost research, design and engineering contracts, with an average of eight projects per year.

Business Strategy

We believe the growth in wireless telecommunications infrastructure in the U.S. and international markets has led to a rapid rise in the need for DC backup power systems. With our 30 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging source within the telecommunications industry. Because of the increased reliance on wireless networks during emergencies and natural disasters, existing and new wireless installations are being upgraded to provide reliable operations during time of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest significant capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless providers in the U.S. During 2019, we expect to reach out to the more than 500 small wireless and cable operators in North America to discuss the benefits of our product offerings. These small telecommunications companies service rural areas that have more off-the-grid sites than the Tier 1 wireless telecommunications companies. Our goal is to further diversify our customer base. In 2018, 75% of our sales of DC power systems were to Tier-1 telecommunications customers. We believe increased demand to equip cellular tower sites with backup equipment, combined with our ability to compete on an economic basis with AC power systems at large volumes, will result in a significant transition of the marketplace from AC power systems to DC power systems.

●	Expand global sales to bad-grid or off-grid markets: The increase in subscriber base in rural and remote areas in developing countries has increased the deployment of telecommunication sites in off-grid and bad-grid areas. Approximately 94% of our DC power systems sales are to U.S. customers, which we believe represents only 4.7% of the total global telecommunications market. Due to frequent power outages and lack of electric infrastructure in rural areas in developing nations, we believe a significant opportunity exists for sales of our backup DC power systems to customers located in regions, such as South East Asia, Australia and Africa. In 2017, we established regional direct sales offices in South Africa, U.A.E., Singapore, Australia, Romania, Poland and Dominican Republic to directly connect with Tier-1 telecommunications providers. During 2018 we demonstrated DC and DC Hybrid systems in South East Asia and Africa which have resulted in purchase orders and the approval of our products by over 35 Tier-1 telecommunications providers in those regions.

●	Develop LPG and Natural Gas DC power systems. Increases in natural disasters and emergencies during the past decade has resulted in increased demand for backup power systems for residential and commercial applications. In addition, we believe that the rise in popularity of EV vehicles and trucks will strain the electrical grid creating the need to use natural gas to supplement the grid in a manner similar to what happened in Japan in the 1970s and 1980s. During that time, Japan used natural gas engines to power air-conditioning compressors thereby removing a large electrical demand from their electrical grid. The Gas Research Institute tried to develop a similar product for U.S. markets during that period, but the engine failed to meet market expectations. During 2018, we developed a supply relationship with Toyota Engines in Japan and Bosch in Germany to develop a new series of long-life, low-maintenance, fuel-efficient engines. This newer engine will replace our Kubota gas engines in our DC generators and which we believe will increase our competitiveness in both telecommunications and solar hybrid applications. We believe ease of access to natural gas and propane during natural emergencies in residential and commercial areas is a key advantage for our new product line. We plan to release this product line to market during the third quarter of 2019, initially targeting local regional markets in the western United States, while later expanding internationally in 2020.

●	Expand renewable solar energy product offerings. We believe that increased environmental regulations, combined with the declining cost of solar and advanced storage batteries, has accelerated the shift of the telecommunications tower operators towards solar hybrid systems in off-grid and bad-grid regions worldwide. In 2013, we delivered 20 solar hybrid renewable energy DC power systems to the largest mobile telecommunications provider in Australia for installation in a remote mobile tower application. In developing regions like Africa, South East Asia and Latin America significant parts of these regions lack a basic electricity grid. In order to provide telecommunications services, companies require a combination of renewable and fossil fuel-based power generation solutions to be cost effective. In 2018, we demonstrated solar hybrid storage systems in Sri Lanka at a remote off-grid site to prove viability of our DC generators in prime power applications. We plan to target power markets in South East Asia and Sub-Saharan Africa where local governments are incentivizing the use of renewable energy within the telecommunications industry through favored spectrum auctions and tax incentives.

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

In 2011, we added charge algorithms for various lithium battery chemistries and integrated our proprietary BMS with our Supra Controller™ software. In 2013, we further expanded the integration of storage and renewable energy such as solar and wind into our Supra Controller™ software resulting in the shipment of twenty off-grid telecommunications tower power systems to Australia.

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in South East Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2019, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in South East Asia and Africa.

In 2018, we developed our next generation BMS that enhances our current technology to more accurately measure, monitor, control and integrate battery performance data with our Supra Controller™. In addition, we enhanced the user interface to allow us the ability to update or develop new charging algorithms in the field which can be remotely programmed or uploaded. We believe these enhancements will increase our penetration into the battery storage market during 2019.

 Products and Services

We broadly classify our power systems into three categories:

●	DC base power systems. Our basic system which is centered around a DC generator. Applications include both prime power and backup power.

●	DC hybrid power systems. Our basic DC power system with added energy storage via lithium-ion or other battery chemistries.

●	DC Solar hybrid power systems. Our DC hybrid power system with added renewable energy (i.e., solar panels).

DC Base Power Systems

Our DC base power systems are designed for use in prime power and backup power applications. All of our DC power systems are designed to last 20 years or more in backup applications and meet all UL2200 standards. To maximize operational life, we incorporate (over and above our competition) the following:

●	all aluminum, powder coated, enclosure with stainless hardware, which is lightweight and corrosion resistant;

●	105 C rated signal wire, tinned copper strands;

●	stainless steel braided covering hoses for fuel and coolant lines;

●	Class 220 C magnet wire for alternator windings;

●	watertight connectors in place of terminal strips and other non-sealed connectors; and

●	our Supra Controller™ modules that are environmentally sealed.

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

DC Solar Hybrid Power Systems

Our DC solar hybrid power system combines our DC hybrid power system with solar photovoltaic modules and a custom engineered multi power point tracking charge controller. In most off-grid or bad-grid outdoor applications, such as telecommunications towers in rural or suburban areas, the fuel costs of operating a generator can account for more than half of the total operating costs. We believe that incorporating renewable energy sources, such as solar, with our DC hybrid power systems is ideal solution for numerous off-grid and bad-grid applications worldwide. Our DC solar hybrid power systems incorporate the following features:

●	Hybrid power panel. We produce distribution panel assemblies that make use of punched and plated buss bars to make the heavy current connections between appliances. The industry standard is using labor intensive hand crimped wires and lugs which are accomplished in the field.

●	Photovoltaic Arrays. Our telecommunications customers request photovoltaic array structures to withstand winds of 150 mph and 200 mph. We satisfy these requirements against the industry standard of 120 mph.

●	Shelter. We provide an all-weather light-weight aluminum walk-in shelter that is easy to transport by truck or helicopter.

●	Lightning protection. We provide the highest degree of lightning protection through the use of air-coil type inductors designed by us.

●	Air-Conditioning. We provide DC air-conditioning if required in very hot weather environments. We also provide cooling systems using ambient air.

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

Our telematics capabilities and services include:

●	automated and continuous remote monitoring with auto alerts and notifications that can be transmitted via email or text messaging;

●	maintenance management, which provides ability to schedule preventative maintenance based on actual equipment usage; and

●	real-time, bi-directional communication capability for remote upgrades, testing and troubleshooting.

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

Product and Warranty Support

We offer product commissioning as an added service to all our customers and require the purchase of such services as a condition for acceptance of any warranty claims in the future. We offer installation of the equipment, preliminary testing, integration of equipment with other assets located at the site and introductory maintenance and safety training. We offer various levels of fee-based services to support our products in the field. In addition, we have trained product and application engineers that deliver high quality, responsive lifetime technical support to all our customers worldwide.

We further support our customers by using qualified regional independent service providers to perform warranty and aftermarket service and repair on our products. Our regional service providers are factory trained and certified prior to being authorized to repair or service our equipment. We generally reimburse regional service providers for the warranty services they perform on our systems.

Sales and Marketing

Our sales strategy focuses on using our direct sales force to market our DC backup power products to telecommunications providers in the U.S. Since 2017, we made significant investments in hiring additional sales personnel in the U.S. market to demonstrate our products to Tier-1 telecommunications providers. In 2017, we signed a national contract with an additional Tier-1 telecommunication provider which established national terms and conditions across our product line. In 2018, we started shipping DC backup power products to a third Tier-1 telecommunications customer, T-Mobile. Our products are purchased by regional centers operated by our telecommunications customers, thereby expanding our overall market into regions we may not have covered previously.

Since 2017, have we expanded our sales and service infrastructure in the international markets. We established regional sales offices in South Africa, U.A.E., Singapore, Poland and Dominican Republic and established sales and aftermarket service locations in Australia and Romania to locally manage South East Asia and EMEA regions, respectively. Due to a general lack of a reliable power grid, many emerging markets continue to expand their telecommunications infrastructures at a high rate. We believe that this lack of a reliable power grid, together with our knowledge of integrating renewables with generators, provides us with a opportunity to enter these emerging markets with our hybrid storage and renewable energy solutions.

We experienced a modest success in marketing our DC power products to military contractors in the U.S. We have allocated a dedicated sales force to market to government and military customers which has resulted in military sales contributing approximately 6% of the total sales during 2018.

We also market our products through our web site and by exhibiting our products at trade shows globally. Our primary sales are generated through product demonstrations and short-term rentals to demonstrate the capabilities of our products and value proposition to large mobile network providers worldwide. In 2018, we demonstrated our DC power systems to customers worldwide. In South East Asia, upon successful demonstration of our DC power system, we received an initial purchase order for twenty-five units from a Tier-1 telecommunications provider. We believe this strategy of demonstrating our products and technologies to prospective customers expedites the sales process for our DC power systems.

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

Backup Power. Our competitors include Ascot, Eltek Valere, General Electric, Delta Power, Generac Power Systems, Inc., Schneider Electric, Alpha Technologies Ltd. and Vertiv Co.

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

By implementing vertical integration throughout our manufacturing process, we believe that we reduce overall manufacturing costs, thereby increasing profitability and market competitiveness. Our production processes encompass all aspects of production of our DC power systems, which includes alternators, aluminum enclosures, engine configurations, control electronics, cooling systems, wiring harnesses, exhaust systems and final assembly. Manufacturing of our proprietary technologies requires proprietary automated equipment that ensures total control and agility in our production processes. Over the past decade, we have made significant investments in highly specialized manufacturing tooling, jigs and fixtures that allow us to manufacture products at lower cost while maintaining the highest quality.

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

Design Engineering/Research and Development

Our research and development efforts are market driven and are focused on the development of new technologies and product improvements, as well as reducing costs and improving product quality and reliability. During 2017, the primary focus of our research and development activities was the development of lighter-weight, more compact and lower cost DC power generation systems for our Tier-1 wireless provider customers in the U.S. and international markets. Significant resources were expended in enhancing our system controls like our Supra Controller™ and BMS. Features such as remote monitoring and self-diagnostics were enhanced to make systems more robust and intelligent.

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

Our research and development expenditures increased by $573,173 to $1,907,810 during 2018, as compared to $1,334,637 in 2017. This growth in expenditures is attributable to an increase in new product development activities. During 2018, we developed a 20kW DC power system, a liquid-cooled DC power system for the SMET military project, developed and introduced our next generation BMS, and a system integrating renewable energy, battery storage and DC power for remote off-grid telecommunications tower sites in Southeast Asia. The costs related to these developments included increase in engineering staff, increase direct labor costs to fabricate and assemble prototypes and production units. We maintain an in-house design, prototyping, testing and application engineering capabilities including expertise in 3-D solid modeling and finite element analysis, computer-based modeling and testing, rapid prototyping, design verification testing and document publication, which includes manufacturing assembly instructions, supplier drawings and product manuals. In addition, we utilize third party testing laboratories to certify our products compliance to current applicable UL standards.

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

We consider our manufacturing process to be a trade secret and have non-disclosure agreements with our employees to protect the trade secrets held by us. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and manufacturing concepts. We may register patents and trademarks in future to protect our intellectual property rights and enhance our competitive position.

Suppliers

We attempt to mitigate the material adverse effect of component shortages in our business through detail material planning and by qualifying multiple vendor sources for key components and outside processes. In order to meet our customer demands, we forecast the supply of our long lead time items such as engines, castings and electronic components through strategic planning of inventory levels. We conduct on- site supplier audits of major suppliers to help ensure reliability, quality and sustainability of critical components.

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

Product Warranties

Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. Under our standard warranty, provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Historically, we have experienced warranty costs of below 1% of net sales which we believe is well within industry norms.

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

Employees

As of April 1, 2019, we had 179 full time employees. Currently, 160 employees are located at our facilities in Gardena, California and twelve employees are located outside the U.S. None of our employees are represented by labor unions, and there have not been any work stoppages at our facilities. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

Facilities

Our principal offices are located in Gardena, California, where we lease a 40,000 square foot facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We also lease a 29,000 square foot facility as our second manufacturing facility and a 15,000 square foot warehouse facility across the street from our corporate offices. We believe that our current facilities are sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

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

During the past two years a significant portion of our sales is to Tier-1 telecommunications providers located in the U.S. During each of the last two years, revenues derived from Verizon Wireless, comprised 10% and 71% of our total revenues for the years ended December 31, 2018 and 2017, respectively. In 2017, we received approved supplier status from AT&T which comprised 53% and 15% of our total revenues for the years ended December 31, 2018 and 2017, respectively. In 2018, sales to T-Mobile accounted for 22% of our net sales. We have made significant investments in both our domestic and international markets in order to diversify our sales mix and will continue to work towards achieving a more diversified customer base. However, in the short term any unfavorable change in our business relationship with our Tier-1 telecommunications wireless carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market. Our efforts to expand our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market, AT&T, Verizon Wireless and T-Mobile. Any factor adversely affecting sales of these power systems to these two customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

The product development time before a customer agrees to purchase our DC power systems can be considerable. Our process for developing an integrated solution may require use of significant engineering resources, including design, prototyping, modeling, testing and application engineering. The length of this cycle is influenced by many factors, including the difficulty of the technical specification and complexity of the design and the customer’s procurement processes. A significant period may elapse between our investment of time and resources in designing and developing a product for a customer and receipt of revenue from sales of that product. The length of this process, combined with unanticipated delays in the development cycles could materially affect our results of operations and financial conditions.

We do not have long-term commitments for significant revenues with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues and profit margins.

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

The high concentration of our sales within the telecommunications market could result in a significant reduction in sales and negatively affect our results of operations if demand for our DC power systems declines within this market.

We expect to be predominately focused on the manufacturing, marketing and sales of DC power systems to telecommunications companies for the foreseeable future. We may be unable to shift our business focus away from these activities. Accordingly, the emergence of new competing DC power products or lower-cost alternative technologies may reduce the demand for our products. A downturn in the demand for our DC power systems within the telecommunications market would likely materially and adversely affect our sales and results of operations.

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

If our business continues to develop as expected, we anticipate that we will continue to grow in the near future. If, due to capital constraints or otherwise, we are unable to fulfill our existing backlog in a timely manner and/or procure and timely fulfill our anticipated future backlog, our customers and potential customers may decide to use competing DC power systems or continue the use of alternating current, or AC, power systems. If we are unable to fulfill the growing demand for products and services in a timely manner, our customers and potential customers may choose to purchase products from our competitors. Some of our larger competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets or compete effectively against current and new competitors as our industry continues to evolve.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our three key engine suppliers, Yanmar Engines Company, Kubota Corporation, and Perkins Company. Purchases from Yanmar, Kubota, and Perkins represented approximately 14%, 2%, and 4% of our total cost of sales for 2018, respectively, and represented approximately 37%, 16%, and 1% of our total cost of sales for 2017, respectively. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

Price increases in some of the key components in our DC power systems could materially and adversely affect our operating results and cash flows.

The prices of some of the key components of our DC power systems are subject to fluctuation due to market forces beyond our control, including changes in the costs of raw materials incorporated into these components. Such price increases occur from time to time due to spot shortages of commodities, increases in labor costs or longer-term shortages due to market forces. In particular, the prices of engines can fluctuate frequently and often significantly. We do not have any long-term contracts or commitments with our three key engine suppliers. Substantial increases in the prices of raw materials used in components which we source from our suppliers may result in increased prices charged by our suppliers. If we incur price increases from our suppliers for key components in our DC power systems, our production costs will increase. Given competitive market conditions, we may not be able to pass all or any of those cost increases on to our customers in the form of higher sales prices. To the extent our competitors do not suffer comparable component cost increases, we may have even greater difficulty passing along price increases and our competitive position may be harmed. As a result, increases in costs of key components may adversely affect our margins and otherwise adversely affect our operating results and cash flows.

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

We manufacture and assemble a majority of our products at two facilities. Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We manufacture and assemble our DC power systems at our facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, whether due to equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. In 2018 and 2017, our sales to international customers accounted for 6% and 2%, respectively, of total revenue. We expect that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include, without limitation:

●	competition from existing technologies and products or new technologies and products that may emerge;

●	the loss of significant customers, including AT&T, T-Mobile and Verizon Wireless;

●	actual or anticipated variations in our quarterly operating results;

●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	our cash position;

●	announcement or expectation of additional financing efforts;

●	issuances of debt or equity securities;

●	our inability to successfully enter new markets or develop additional products;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;

●	sales of our shares of common stock by us, or our stockholders in the future;

●	trading volume of our shares of common stock on The NASDAQ Capital Market;

●	market conditions in our industry;

●	overall performance of the equity markets and general political and economic conditions;

●	introduction of new products or services by us or our competitors;

●	additions or departures of key management, scientific or other personnel;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

●	changes in the market valuation of similar companies;

●	disputes or other developments related to intellectual property and other proprietary rights;

●	changes in accounting practices;

●	significant lawsuits, including stockholder litigation; and

●	other events or factors, many of which are beyond our control.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2018, we had granted options to purchase an aggregate of 360,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Our ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should is not be repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our stock and expose us to penalties and/or reputational harm.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located in Gardena, California, where we lease a 40,000 square feet facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We also lease a 29,000 square foot manufacturing facility and a 15,000 square foot storage facility near our principal offices. We believe that our current facilities are sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

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

Market Information

Shares of our common stock trade on The NASDAQ Capital Market under the symbol “POLA.” Shares of our common stock began trading on The NASDAQ Capital Market on December 7, 2016. The table below sets forth for the quarters indicated for the years ended December 31, 2018 and December 31, 2017, the reported high and low bid prices of our common stock as reported on The NASDAQ Capital Market. The prices shown below reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

		High	Low
Year Ended December 31, 2017
First Quarter	(January 1 – March 31)	$9.07	$7.64
Second Quarter	(April 1 – June 30)	$9.11	$4.64
Third Quarter	(July 1 – September 30)	$6.16	$4.17
Fourth Quarter	(October 1 – December 31)	$5.85	$4.79

Year Ended December 31, 2018
First Quarter	(January 1 – March 31)	$5.26	$4.01
Second Quarter	(April 1 – June 30)	$6.85	$4.87
Third Quarter	(July 1 – September 30)	$6.65	$5.07
Fourth Quarter	(October 1 – December 31)	$6.20	$4.50

Security Holders

As of March 29, 2019, we had 10,143,158 shares of common stock outstanding held of record by approximately 17 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 29, 2019, the last reported sale price of our common stock on The NASDAQ Capital Market was $4.51 per share.

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

Recent Sales of Unregistered Securities

None.

 Purchases of Equity Securities by the Issuer and Affiliated Persons

None.

Equity Compensation Plan

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	360,000	$5.28	1,724,385

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Our DC power systems are available in diesel, natural gas, liquid propane gas, gasoline and biofuel formats, with diesel, natural gas and liquid propane gas being the predominant formats and are capable of being remotely monitored by our global network management tool using our proprietary software technology, allowing us and our customers to collect performance data and update our products remotely.

We install, sell and service our products within our identified markets through our direct sales force and a network of independent service providers and dealers. In addition, we have established strategic relationships with local service partners in international markets to jointly promote, distribute and service our products.

During the years ended December 31, 2018 and 2017, 90% and 88%, respectively, of our total net sales were within the telecommunications market. In 2018, 85% of our total net sales were derived from our three largest customers, 53% from AT&T, 22% from T-Mobile, and 10% from Verizon Wireless. In 2017, 85% of our total net sales were derived from our two largest customers, 71% from Verizon Wireless and 14% from AT&T. During those periods, the majority of our sales were comprised of our DC base powers systems.

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition. During 2017, we recognized revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which occurs upon shipment of our product or delivery of the product to the destination specified by the customer. Once a product is delivered, we do not have a post-delivery obligation to provide additional services to the customer.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606).  The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.   ASC 606  creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.  Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer. The implementation of ASC 606 had no impact on our financial statements and no cumulative effect adjustment was recognized.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when we place the product with the customer’s carrier or deliver the product to a customer’s location. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post-sales obligations.

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2018 and 2017, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Financial Performance Summary – Year Ended December 31, 2018

Our revenues increased by $9,627,628, or 67%, to $24,046,354 for the year ended December 31, 2018, as compared to $14,418,726 for the year ended December 31, 2017. We reported a net loss of $848,252 for 2018, as compared to net loss of $757,416 for 2017.

The increase in revenues during 2018 is a direct result of increased sales of our DC power systems to U.S. Tier-1 telecommunications customers and expansion of our customer base in the U.S. telecommunications market. Our backlog as of December 31, 2018 was approximately $16 million, with 92% of that amount being attributable to U.S. Tier-1 telecommunications customers, 4% to military customers, and 4% to other customers.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
	2018	2017	Favorable (Unfavorable)	Favorable (Unfavorable)	2018	2017
Net sales	$24,046,354	$14,418,726	$9,627,628	67%	100.0%	100.0%
Cost of sales	16,614,574	9,657,558	(6,957,016)	(72)%	69.1%	67.0%
Gross profit	7,431,780	4,761,168	2,670,612	56%	30.9%	33.0%
Sales and marketing expenses	2,579,457	1,348,455	(1,231,002)	(91)%	10.7%	9.4%
Research and development expenses	1,907,810	1,334,637	(573,173)	(43)%	7.9%	9.3%
General and administrative expenses	4,043,301	2,880,036	(1,163,265)	(40)%	16.8%	20.0%
Total operating expenses	8,530,568	5,563,128	(2,967,440)	(53)%	35.5%	38.6%
Loss from operations	(1,098,788)	(801,960)	(296,828)	(37)%	(4.6)%	(5.6)%
Interest expense	(20,170)	(17,822)	(2,348)	(13)%	(0.1)%	(0.1)%
Interest income	55,706	54,791	915	1.7%	0.2%	0.4%
Other income (expense), net	—	7,575	(7,575)	(100)%	0.0%	0.1%
Loss before income taxes	(1,063,252)	(757,416)	(305,836)	(40)%	(4.4)%	(5.3)%
Income tax benefit	215,000	—	215,000	100%	0.9%	0.0%
Net loss	$(848,252)	$(757,416)	$(90,836)	(12)%	(3.5)%	(5.3)%

Net Sales. Net sales increased by $9,627,628, or 67%, to $24,046,354 for the year ended December 31, 2018, as compared to $14,418,726 for the year ended December 31, 2017. The increase was primarily due to an increase in sales of our DC power systems to U.S. Tier-1 telecommunications customers. U.S. telecommunications customers accounted for 90% of our total net sales during 2018, as compared to 88% of total net sales in 2017. Our strategy to diversify our customer base resulted in us securing the three largest U.S. Tier-1 telecommunications providers, AT&T, T-Mobile and Verizon Wireless, as our customers with each representing 53%, 22%, and 10%, respectively, of our total net sales in 2018. In 2017, AT&T and Verizon Wireless represented 71%, and 15%, respectively, of our total net sales.

Cost of Sales. Cost of sales increased by $6,957,016, or 72%, to $16,614,574 during 2018, compared to $9,657,558 during 2017. Cost of sales as a percentage of net sales increased from 67% in 2017 to 69% in 2018. In 2018, higher volume in net sales to top Tier-1 customers resulted in volume discounts thereby increasing the cost of sales as percentage of net sales. Due to a rapid ramp up in production required to meet delivery commitments we were unable to capitalize on inherent manufacturing efficiencies resulting from larger volumes. In addition, we added a manufacturing facility equipped with state-of-the-art automated manufacturing equipment. During 2018, we also increased our direct labor force by 45% to meet production demands. In the short term implementing these initiatives negatively affected our labor efficiencies, resulting in increased direct labor cost. During the fourth quarter of 2018, we saw modest gains in labor efficiencies and output as we trained our new direct labor force.

Gross Profit. Our gross profit during 2018 increased by $2,670,612 to $7,431,780, as compared to $4,761,168 during 2017. Gross profit as a percentage of net sales decreased to 31% in 2018, as compared to 33% in 2017. The decrease in gross profit as a percentage of net sales during 2018 was primarily due a combination of sales discounts offered for large volume orders from Tier-1 customers and lower labor efficiencies resulting from a ramp up in production. In addition, we also recognized a modest increase in raw material costs resulting from tariffs placed on aluminum and other commodities purchased from international suppliers. During the second half of 2018, we were able to substantially reduce our engine costs to offset these material cost increases.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2,579,457 during 2018, as compared to $1,348,455 during 2017. The increase in 2018 of $1,231,002 is attributable to a combination of the expansion of our international sales and service infrastructure and an increase in marketing activities for our DC power systems to key telecommunications customers globally. In addition, we made significant investments in expanding our service network to support the installation, service and maintenance of our products. These initiatives resulted in new purchase orders from customers in Sri Lanka, Namibia, Thailand, and Australia.

Research and Development Expenses. During 2018, research and development expenses increased by $573,173 to $1,907,810, as compared to $1,334,637 during 2017. The increase was primarily due to increased investments in several research and development projects, including customized designs for our new Tier-1 telecommunications customer, the development of a 20kW gas generator, the development of a liquid-cooled light weight DC power system for the SMET military program, the development of our next generation BMS, and the development of new hybrid power systems for off-grid international markets. The increase in costs also reflects direct labor costs associated with manufacturing of prototypes, tooling and associated certification cost. During 2019, we plan to continue investing in research and development, as we introduce new products as part of our strategy to diversify our product lines.

 General and Administrative Expenses. Our general and administrative expenses increased by $1,163,265, to $4,043,301 during 2018, as compared to $2,880,036 during 2017. The increase was primarily due to the addition of administrative support personnel, the addition of office space in our newest facility, and stock compensation expense related to stock options issued to executives in April 2018. We anticipate our general and administrative costs to remain flat or slightly lower as percentage of net sales during 2019.

Interest Expense. During 2018, our interest expense was $20,170, as compared to $17,822 during 2017, an increase of $2,348. Our interest expense is primarily attributable to interest paid for financing of production equipment. The increase in interest expense in 2018 is primarily attributable to an increase of equipment financing on new manufacturing equipment.

Interest income. During 2018, our interest income was $55,706, as compared to $54,791 during 2017, an increase of $915. Our interest income is primarily derived from liquid interest-bearing bank accounts.

Income Tax Benefit. During 2018, we recognized a benefit from income taxes of $215,000 attributable to refundable federal and state income taxes. In 2017, the Company did not recognize any benefit from income taxes as carry back claims of income taxes were applied.

Net Loss. As a result of the factors identified above, we generated a net loss of $848,252 for 2018, as compared to net loss of $757,416 for 2017, an increase of $90,836. A significant portion of the increase in net loss can be attributed to an increase in sales and marketing expenses and general administrative expenses to expand sales, service, and to better serve our current business developments, and in preparation of new business opportunities in the upcoming year.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2018, we funded our operations primarily from cash on hand, which was substantially generated from the net proceeds of $16,957,334 from our initial public offering in December 2016. These funds were also used to make capital expenditures and to increase inventory to support a higher level of production. As of December 31, 2018, we had working capital of $21,089,802, as compared to working capital of $22,118,048 at December 31, 2017. This $1,028,246 decrease in working capital is primarily attributable to a $8,561,085 decrease in cash and cash equivalents resulting from net cash of $7,847,693 used in operating activities, net cash of $574,990 used in acquiring manufacturing equipment, and net cash of $138,402 used in securing new equipment financing.

On December 31, 2018 and December 31, 2017, our trade receivables totaled $7,726,919 and $3,058,266, respectively. In 2018, $3,457,433 (45%) and $3,220,907 (42%) represented customer account balances of our two largest customers, as compared to $1,789,868 (59%) and $927,019 (30%) represented customer account balances of our two largest customers in 2017.

Our available capital resources on December 31, 2018 consisted primarily of $5,640,078 in cash and cash equivalents. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any.

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

As of December 31, 2018, we had not borrowed any funds under the credit facility and thus had availability of $1,000,000.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

We plan to terminate the current credit facility before it renews in March 2019 and source a revolving credit facility offering a significantly larger aggregate amount better suited to support our growing needs.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2018	2017
Net Cash Provided By (Used In):
Operating Activities	$(7,847,693)	$(1,587,130)
Investing Activities	$(574,990)	$(342,121)
Financing Activities	$(138,402)	$(111,744)
Net decrease in cash	$(8,561,085)	$(2,040,995)

Operating Activities

Net cash used in operating activities for 2018 was $7,847,693, as compared to net cash used in operating activities of $1,587,130 for 2017. This increased use of net cash in 2018 was primarily due to a net loss of $848,252, an increase accounts receivable of $4,668,653, and an increase in inventories of $2,984,716 resulting from increased sales of our DC power systems during 2018.

Investing Activities

Net cash used in investing activities for 2018 totaled $574,990, as compared to $342,121 for 2017, an increase of $232,869. The net cash used in investing activities in 2018 was attributable to acquisitions of new manufacturing equipment.

Financing Activities

Net cash used in financing activities totaled $138,402 for 2018, as compared to net cash used in financing activities of $111,744 during 2017, an increase of $26,658. This increase was primarily due to additional monthly payments for the new equipment financing in 2018.

Backlog

As of December 31, 2018, we had a backlog of $15,971,158. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 92% in purchases of our DC power systems by telecommunications customers, 4% in purchases from military contractors, and 4% from miscellaneous customers. We believe the majority of the backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	66	Chairman of the Board, President, Chief Executive Officer and Secretary
Rajesh Masina	35	Chief Operating Officer
Luis Zavala	49	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	66	Director
Matthew Goldman	40	Director
Peter Gross	67	Director

Executive Officers and Employee Director

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

Rajesh Masina has served as our Chief Operating Officer since April 2018 and previously served as our Vice President Operations from August 2009 to April 2018. Prior to joining us, Mr. Masina served as a supply chain consultant to International Game Technology, a large gaming equipment company in Reno, Nevada, from December 2008 to June 2009. Mr. Masina worked as the Assistant Manager for Applied Photonics Worldwide Inc., an engineering services company, from January 2006 to January 2008. From July 2001 to May 2003, Mr. Masina worked as the Business Development Manager in his family business, which provided consulting services to a regional telecommunications provider in India with respect to the acquisition of telecommunications sites. We believe Mr. Masina has a unique combination of technical and business knowledge that is vital to our growth strategy. Mr. Masina’s key strengths include business analytics, supply chain management, make vs. buy decision making, production scheduling, client relations, and strategic planning. Mr. Masina is a minority investor in a startup equipment rental company, Smartgen Solutions, Inc., serving the Southern California telecommunications equipment market. Smartgen Solutions, Inc. provides installation and maintenance service for various telecommunications tower companies and also is an authorized service dealer for Polar products. Mr. Masina has a Master’s Degree in Electrical Engineering from the University of Nevada Reno and an MBA from the University of Nevada Reno’s Supply Chain Program.

Luis Zavala has served as our Chief Financial Officer since April 2018 and previously served as our Vice President Finance from August 2009 to April 2018 and as our Acting Chief Financial Officer from March 2016 to March 2018. Prior to that, Mr. Zavala served as the President of Sky Limited Enterprises, a general contractor, from June 2006 to August 2009. Prior thereto, Mr. Zavala worked as Director of Finance for Legacy Long Distance International, a telecommunications operator service provider company, from March 2001 to May 2006. Mr. Zavala also has over 20 years of experience managing accounting and finance departments in various industries, including banking and telecommunications. Mr. Zavala earned his Bachelor’s Degree in Business Administration from the California State University of Northridge and his MBA at Keller Graduate School of Management, Long Beach.

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

We recognize the value of diversity on the board of directors. Currently, however, all members of the board of directors are male. Although our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape, we are currently focusing on female candidates in order to meet the requirements of California SB 826. SB 826 requires public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors.

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

Audit Committee

The members of our Audit Committee are Mr. Goldman, Mr. Albrecht and Mr. Gross. Mr. Albrecht is the chair of the Audit Committee. Messrs. Goldman, Albrecht and Gross satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses the requisite financial sophistication, as defined under the NASDAQ Listing Rules. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our Audit Committee is responsible for, among other things:

●	overseeing accounting and financial reporting process;

●	selecting, retaining and replacing independent auditors and evaluating their qualifications, independence and performance;

●	reviewing and approving scope of the annual audit and audit fees;

●	discussing with management and independent auditors the results of annual audit and review of quarterly financial statements;

●	reviewing adequacy and effectiveness of internal control policies and procedures;

●	approving retention of independent auditors to perform any proposed permissible non-audit services;

●	overseeing internal audit functions and annually reviewing audit committee charter and committee performance;

●	preparing the audit committee report that the SEC requires in our annual proxy statement; and

●	reviewing and evaluating the performance of the Audit Committee, including compliance with its charter.

Compensation Committee

The members of our Compensation Committee are Mr. Goldman and Mr. Albrecht. Mr. Goldman is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the NASDAQ Listing Rules and satisfies NASDAQ’s additional independence standards for compensation committee members. Messrs. Goldman and Albrecht are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Under its charter, our Compensation Committee is responsible for, among other things:

●	developing and maintaining an executive compensation policy and monitor the results of that policy;

●	recommending to our board of directors for approval compensation and benefit plans;

●	reviewing and approving annually corporate and personal goals and objectives to serve as the basis for the CEO’s compensation, evaluating the CEO’s performance in light of those goals and objectives and determining the CEO’s compensation based on that evaluation;

●	determining and approving the annual compensation for other executive officers;

●	retaining or obtaining the advice of a compensation consultant, outside legal counsel or other advisor;

●	approving any grants of stock options, restricted stock, performance shares, stock appreciation rights, and other equity-based incentives to the extent provided under our equity compensation plans;

●	reviewing and making recommendations to our board of directors regarding the compensation of non-employee directors; and

●	reviewing and evaluating the performance of the Compensation Committee, including compliance with its charter.

 Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Goldman and Albrecht. Mr. Goldman is the chair of the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as defined under the NASDAQ Listing Rules. Under its charter, our Nominating and Corporate Governance Committee is responsible for, among other things:

●	considering and reviewing periodically the desired composition of our board of directors;

●	establishing any qualifications and standards for individual directors;

●	identifying, evaluating and nominating candidates for election to our board of directors;

●	ensuring that the members of our board of directors satisfy SEC and NASDAQ independence and other requirements relating to membership on our board of directors and committees;

●	making recommendations to our board of directors regarding the size of the board of directors, the tenure and classifications of directors, and the composition of the committees of the board of directors;

●	considering other corporate governance and related matters as requested by our board of directors; and

●	reviewing and evaluating the performance of the Nominating and Corporate Governance Committee, including compliance with its charter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2018 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, except as set forth below, we believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2018 or prior fiscal years.

Arthur D. Sams did not timely file one Form 4 to report one sales transaction of 1500 shares of our common stock. Mr. Sams has prepared and subsequently filed his required Form 4 to report his transaction.

Item 11.	Executive Compensation.

For 2018, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2018, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2018.

For 2019, our Compensation Committee has established an executive compensation plan for our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom we refer to collectively as our “executive officers,” that is intended to achieve the following objectives:

●	attract, retain, motivate and reward our executive officers who are responsible for our success;

●	align and strengthen the mutual interests of our executive officers, our company and our stockholders;

●	deliver compensation that reflects our financial and operational performance, while at the same time providing the opportunity for our executive officers to earn above-targeted total compensation for exceptional individual and company performance; and

●	provide total compensation to each executive officer that is internally equitable, competitive and influenced by company and individual performance.

Compensation Philosophy

Our compensation philosophy and objectives are as follows:

●	to align the interests of our executive officers with those of our stockholders and incent our executive officers to attain our short- and long-term financial and business goals;

●	to ensure that our executive compensation structure and total compensation is fair, reasonable and competitive in the marketplace so that we can attract and retain highly qualified personnel in key positions; and

●	to provide an executive compensation structure and total compensation that are internally equitable based upon each executive officer’s role and responsibilities.

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

Compensation Governance Practices

Listed below are some key examples of our compensation governance practices that are intended to align the interests of our executive officers with our stockholders, incent the attainment of short- and long-term business objectives and retain highly qualified executive officers:

●	Pay for performance. A substantial portion of our compensation is tied to meeting specified company and individual objectives. We structure total compensation with significant annual cash incentives and a long-term equity component, thereby making a substantial portion of each executive officer’s targeted total compensation dependent upon company and individual performance as well as the performance of our stock price.

●	Retention through long-term equity awards. We employ long-term equity awards through grants of options that vest in the future. These equity awards are designed to aid in our retention of key personnel in important positions and align the interests of our executive officers with those of our stockholders.

●	Long vesting periods. Our equity awards to our executive officers generally vest in annual installments over a three-year period.

●	Linkage of annual cash incentive compensation plan to our performance. Our annual cash incentive compensation plan links a majority of targeted and potential payouts to our financial performance.

●	Prohibition on hedging and pledging common stock Our executive officers, together with all our employees, are prohibited from engaging in hedging, pledging or similar transactions with respect to our common stock.

●	No perquisites. Our executive officers are not provided with any perquisites or special benefits other than benefits such as healthcare, vacation and sick days available to other full-time employees of Polar Power.

●	Change in control. All executive officers’ unvested equity grants accelerate upon any change in control of Polar Power.

●	No option re-pricing. Our 2016 Plan does not permit options or stock appreciation rights to be repriced to a lower exercise price without the approval of our stockholders, except in connection with certain changes to our capital structure.

●	Clawback policy If we are required as the result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive.

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

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2018, the target for base salary compensation for our executive officers was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of NASDAQ or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2018:

Company Name	Description
Espey Manufacturing – ESP (NYSE)	Power electronics design and manufacturing company, products include power supplies, power converters, power distribution equipment.
Wireless Telecommunications– WTT (NYSE)	Designs and manufactures radio frequency and microwave-based products for wireless and advance telecommunications industry
Ballard Power Systems – BLDP (NASDAQ)	Developer and manufacturer of fuel cell products for material handling and portable power applications
Plug Power – PLUG (NASDAQ)	Design and manufactures hydrogen fuel cell systems for mobile and stationary power applications
Fuel Cell Energy – FCEL(NASDAQ)	Designs and manufactures power generation systems for mobile and stationary power applications.

The Compensation Committee reviews the appropriateness of the comparison group used for assessing the compensation of our executive officers on an annual basis. The data used from our peer group was collected directly from filings made by the peer group of companies with the SEC.

Elements of Total Compensation

During 2018, our executive officers’ compensation program included three major elements:

●	Base Salary
●	Non-Equity Incentives
●	Long-term Equity Incentives

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

Executive	Min	Max	Average	2018 Actual	2018 to Avg.
CEO (in $,000)	248	600	386	275	71%
CFO/COO (in $,000)	220	391	290	175	60%

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

For 2018, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by the Company of the seven financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants were eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent we achieved such level. In the event our performance fell short of a specific performance level, participants were not be eligible to receive an award at that level. For example, since our revenues equaled $24 million in 2018, thereby satisfying the Minimum Level of $22 million but not satisfying the Target Level of $26 million, each executive officer was eligible to receive an award equal to 15% of his base salary rather than receiving an award that was proportional to the higher Target Level award amount.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	15%	25%	35%
Gross Margin	3%	5%	10%
EBITDA	5%	8%	10%
Warranty	2%	4%	5%
Customer Concentration	15%	18%	20%
International Sales	5%	7%	10%
Inventory Turnover	5%	8%	10%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2017 Actual
Revenue ($ million)	$22	$26	$30	$14.4
Gross Margin (% of revenue)	34%	36%	38%	34%
EBITDA (% of revenue)	3%	4%	5%	(5)%
Warranty (% of revenue)	2%	1.8%	1.6%	2.5%
Customer Concentration (% of total sales)	65%	55%	45%	71%
International Sales (% of total sales)	5%	10%	15%	0%
Inventory Turnover (sales/inventory)	2.0	2.2	2.4	1.7

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

●	Arthur D. Sams – 150,000 shares

●	Rajesh Masina – 90,000 shares

●	Luis Zavala – 90,000 shares

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

 Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers”:

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

●	Rajesh Masina, our Chief Operating Officer; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Bonus ($)	Total ($)
Arthur D. Sams, President,	2018	275,000	421,555	104,500	801,055
Chief Executive Officer and Secretary	2017	200,000	-	90,000	290,000

Rajesh Masina, Chief Operating Officer	2018	175,000	262,881	66,500	504,381
	2017	120,000	-	60,000	180,000

Luis Zavala,	2018	175,000	262,881	66,500	504,381
Chief Financial Officer	2017	120,000	-	60,000	180,000

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

2016 Omnibus Incentive Plan

On July 8, 2016 our board of directors and stockholders adopted the 2016 Plan. The material terms of the 2016 Plan, as amended, are summarized below.

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

Award Limits. In any calendar year, no participant may be granted awards that relate to more than 350,877shares of our common stock. For these purposes, an Option and its corresponding SAR will be counted as a single award. For any Cash Awards that are intended to constitute annual incentive awards, the maximum amount payable to any one participant with respect to any 12-month period is $5,000,000. Award limits that are expressed as a number of shares are subject to the adjustment provisions of the 2016 Plan as described below.

A non-employee director may not be granted awards during any single calendar year that, taken together with any cash fees paid to such non-employee director during such calendar year in respect of the non-employee director's service as a member of the board during such year, exceeds $750,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial accounting purposes). Notwithstanding the foregoing, the board may make exceptions to the foregoing limit (up to twice such limit) for a non-executive chair of the board or, in extraordinary circumstances, for other individual non-employee directors, as the board may determine, provided that the non-employee director, receiving such awards may not participate in the decision to make such awards.

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

Performance Criteria. Our Compensation Committee has the discretion to establish objectively determinable performance conditions for when awards will become vested, exercisable and payable. These performance conditions may be based on one or any combination of metrics related to our financial, market or business performance. The form of the performance conditions also may be measured on a company, affiliate, division, business unit or geographic basis, individually, alternatively or in any combination, subset or component thereof. Performance goals may reflect absolute entity performance or a relative comparison of entity performance to the performance of a peer group of entities or other external measure of the selected performance conditions. Profits, earnings and revenues used for any performance condition measurement may exclude any extraordinary or nonrecurring items. The performance conditions may, but need not, be based upon an increase or positive result under the aforementioned business criteria and could include, for example and not by way of limitation, maintaining the status quo or limiting the economic losses (measured, in each case, by reference to the specific business criteria). An award that is intended to become exercisable, vested or payable on the achievement of performance conditions means that the award will not become exercisable, vested or payable solely on mere continued employment or service. However, such an award, in addition to performance conditions, may be subject to continued employment or service by the participant. The performance conditions may include any or any combination of the following: (a) revenue, (b) earnings before interest, taxes, depreciation and amortization, or EBITDA, (c) cash earnings (earnings before amortization of intangibles), (d) operating income, (e) pre-or after-tax income, (f) earnings per share, (g) net cash flow, (h) net cash flow per share, (i) net earnings, (j) return on equity, (k) return on total capital, (l) return on sales, (m) return on net assets employed, (n) return on assets or net assets, (o) share price performance, (p) total stockholder return, (q) improvement in or attainment of expense levels, (r) improvement in or attainment of working capital levels, (s) net sales, (t) revenue growth or product revenue growth, (u) operating income (before or after taxes), (v) pre-or after-tax income (before or after allocation of corporate overhead and bonus), (w) earnings per share; (x) return on equity, (y) appreciation in and/or maintenance of the price of the shares of common stock, (z) market share, (aa) gross profits, (bb) comparisons with various stock market indices; (cc) reductions in cost, (dd) cash flow or cash flow per share (before or after dividends), (ee) return on capital (including return on total capital or return on invested capital), (ff) cash flow return on investments; (gg) improvement in or attainment of expense levels or working capital levels, (hh) stockholder equity and/or (ii) other criteria selected by the Compensation Committee.

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

An amendment will be contingent on approval of our stockholders, to the extent required by law, by the rules of any stock exchange on which our securities are then traded or if the amendment would (i) increase the benefits accruing to participants under the 2016 Plan, including without limitation, any amendment to the 2016 Plan or any agreement to permit a re-pricing or decrease in the exercise price of any outstanding awards, (ii) increase the aggregate number of shares of common stock that may be issued under the 2016 Plan, or (iii) modify the requirements as to eligibility for participation in the 2016 Plan.

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

Limitation on Deductions. The deduction for a publicly-held corporation for otherwise deductible compensation to a “covered employee” generally is limited to $1,000,000 per year. An individual is a covered employee if he or she is the chief executive officer or one of the three highest compensated officers for the year (other than the chief executive officer or chief financial officer) or was a covered employee for any preceding year beginning after December 31, 2016.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2018. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of April 1, 2019 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of April 1, 2019. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after April 1, 2019 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group, but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 10,143,158 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams(2)	Common	5,626,676	54.7%
Rajesh Masina (3)	Common	135,264	1.3%
Luis Zavala (4)	Common	77,369	*
Keith Albrecht (5)	Common	33,334	*
Matthew Goldman (6)	Common	476,667	4.6%
Peter Gross (7)	Common	10,000	*
Smartgen Solutions, Inc. (8)	Common	506,150	4.9%
Polaris Capital, LLC (9)	Common	466,667	4.5%
All directors and executive officers as a group (6 persons)(10)	Common	6,359,310	61.8%

*	Less than 1%.

(1)	Messrs. Sams, Albrecht, Goldman and Gross are directors of Polar. Messrs. Sams, Masina and Zavala are named executive officers of Polar.

(2)	Includes 50,000 shares of common stock issuable upon exercise of options.

(3)	Includes 30,000 shares of common stock issuable upon exercise of options.

(4)	Includes 30,000 shares of common stock issuable upon exercise of options.

(5)	Includes 10,000 shares of common stock issuable upon exercise of options.

(6)	Includes 10,000 shares of common stock issuable to Mr. Goldman upon exercise of options and 466,667 shares of common stock held by Polaris Capital, LLC. Mr. Goldman, the managing member and sole beneficial owner of Polaris Capital, LLC, has voting and investment power over such shares of common stock.

(7)	Includes 10,000 shares of common stock issuable upon exercise of options.

(8)	Mr. Masina owns 40% of the share capital of Smartgen Solutions, Inc. Mr. Masina disclaims beneficial ownership over the shares of common stock of Polar held by Smartgen Solutions, Inc. Jayamadhuri Penumarthi, the President and Secretary of Smartgen Solutions, Inc., has voting and investment power over such shares of common stock. The address of Smartgen Solutions, Inc. is: 10324 Chestnut Ridge Rd., Austin, TX. 78726.

(9)	Excludes 10,000 shares of common stock issuable to Mr. Goldman upon exercise of options.

(10)	Includes 110,000 shares issuable upon exercise of options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2017 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

During 2018 and 2017, Smartgen performed $174,290 and $186,392, respectively, in field services for us.

During 2018 and 2017, Smartgen purchased $496 and $1,136, respectively, in goods, parts and services from us.

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

The policy generally provides that we may enter into a related person transaction only if:

●	the Audit Committee pre-approves such transaction in accordance with the guidelines set forth in the policy,

●	the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the Audit Committee (or the chairperson of the Audit Committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy,

●	the transaction is approved by the disinterested members of the board of directors, or

●	the transaction involves compensation approved by the Compensation Committee of the board of directors.

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

Our Audit Committee has determined that the following transactions, even if the amount exceeds the applicable dollar threshold set forth under Item 404 of Regulation S-K in the aggregate, will be deemed to be pre-approved by the Audit Committee:

●	any employment of certain named executive officers that would be publicly disclosed;

●	director compensation that would be publicly disclosed;

●	transactions with other companies where the related person’s only relationship is as a director or owner of less than ten percent of such company (other than a general partnership), if the aggregate amount involved does not exceed the greater of $200,000 or five percent of that company’s consolidated gross revenues

●	transactions where all stockholders receive proportional benefits;

●	transactions involving competitive bids;

●	transactions with a related person involving the rendering of services at rates or charges fixed in conformity with law or governmental authority; and

●	transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

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

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2018 and 2017.

	2018	2017
Audit Fees	$133,854	$174,110
Audit-Related Fees	820	2,634
Tax Fees	43,325	60,226
Total	$177,999	$236,970

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in this Annual Report on Form 10-K.

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

Audit Committee Pre-Approval Policy

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent auditor at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Chairman of our Audit Committee for pre- approval prior to engaging our independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

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

None.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's auditor since 2016.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 1, 2019

POLAR POWER, INC.
BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,002,683 and $1,001,180 at December 31, 2018 and December 31, 2017, respectively)	$5,640,078	$14,201,163
Accounts receivable	7,726,919	3,058,266
Inventories, net	8,471,769	5,487,053
Prepaid expenses	468,666	236,670
Refundable income taxes	715,916	629,316
Total current assets	23,023,348	23,612,468

Other assets:
Property and equipment, net	2,122,757	824,076
Deposits	94,001	87,496

Total assets	$25,240,106	$24,524,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,066,415	$757,753
Customer deposits	79,184	40,039
Accrued liabilities and other current liabilities	504,559	586,391
Current portion of notes payable	283,388	110,237
Total current liabilities	1,933,546	1,494,420
Notes payable, net of current portion	924,539	126,818

Total liabilities	2,858,085	1,621,238

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 and, 10,143,158, shares issued and outstanding, respectively	1,014	1,014
Additional paid-in capital	19,578,426	19,250,955
Retained earnings	2,802,581	3,650,833
Total stockholders’ equity	22,382,021	22,902,802

Total liabilities and stockholders’ equity	$25,240,106	$24,524,040

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Net sales	$24,046,354	$14,418,726

Cost of sales	16,614,574	9,657,558

Gross profit	7,431,780	4,761,168

Operating Expenses
Sales and Marketing	2,579,457	1,348,455
Research and development	1,907,810	1,334,637
General and administrative	4,043,301	2,880,036
Total operating expenses	8,530,568	5,563,128

Loss from operations	(1,098,788)	(801,960)

Other income (expenses)
Interest expenses	(20,170)	(17,822)
Interest income	55,706	54,791
Other income (expenses)	—	7,575
Total other income (expense)	35,536	44,544

Loss before income taxes	(1,063,252)	(757,416)
Income tax benefit	215,000	—

Net Loss	$(848,252)	$(757,416)

Net loss per share, basic and diluted	$(0.08)	$(0.07)
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity

Balances, December 31, 2016	10,143,158	$1,014	$19,242,715	$4,408,249	$23,651,978
Fair value of vested stock options	—	—	8,240	—	8,240
Net loss	—	—	—	(757,416)	(757,416)
Balances, December 31, 2017	10,143,158	1,014	19,250,955	3,650,833	22,902,802
Fair value of vested stock options	—	—	327,471	—	327,471
Net loss	—	—	—	(848,252)	(848,252)
Balances, December 31, 2018	10,143,158	$1,014	$19,578,426	$2,802,581	$22,382,021

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(848,252)	$(757,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	327,471	8,240
Depreciation and amortization	385,583	255,631
Changes in operating assets and liabilities
Accounts receivable	(4,668,653)	1,345,680
Inventories	(2,984,716)	(647,462)
Prepaid expenses	(231,996)	(58,101)
Deposits	(6,505)	(20,700)
Refundable income taxes	(86,600)	(629,316)
Deferred tax assets	—	160,637
Accounts payable	308,662	98,398
Income taxes payable	—	(1,227,308)
Customer deposits	39,145	(31,915)
Accrued expenses and other current liabilities	(81,832)	(83,498)
Net cash used in operating activities	(7,847,693)	(1,587,130)

Cash flows from investing activities:
Acquisition of property and equipment	(574,990)	(342,121)
Net cash used in investing activities	(574,990)	(342,121)

Cash flows from financing activities:
Repayment of notes	(138,402)	(111,744)
Net cash used in financing activities	(138,402)	(111,744)

Decrease in cash and cash equivalents	(8,561,085)	(2,040,995)
Cash and cash equivalents, beginning of period	14,201,163	16,242,158
Cash and cash equivalents, end of period	$5,640,078	$14,201,163

Supplemental Cash Flow Information:
Interest paid	$20,170	$10,193
Taxes Paid	—	2,424,417
Supplemental non-cash investing and financing activities:
Assets acquired under notes payable	$1,109,275	$—

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Revenue

During 2017, the Company recognized revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which occurs upon shipment of our product or delivery of the product to the destination specified by the customer. Once a product is delivered, the Company does not have a post-delivery obligation to provide additional services to the customer.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606).  The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.   ASC 606  creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying the Company’s performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to the Company’s customers based on written sales terms, which is also when control is transferred.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products or services to a customer.

The implementation of ASC 606 had no impact on the Company’s financial statements and no cumulative effect adjustment was recognized.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Years End December 31,
	2018	2017
DC power systems	$22,528,268	$13,798,841
Accessories	1,518,086	619,885
Total net sales	$24,046,354	$14,418,726

The following table shows the Company’s disaggregated net sales by customer type:

	Years End December 31,
	2018	2017
Telecom	$21,552,950	$12,714,164
Government/Military	1,477,121	1,244,267
Marine	177,909	278,254
Other (backup DC power to various industries)	838,374	182,041
Total net sales	$24,046,354	$14,418,726

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of as of December 31, 2018 and 2017.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of December 31, 2018 and 2017, the Company has established inventory reserves of $330,000 and $330,000, respectively, for obsolete and slow-moving inventory. As of December 31, 2018 and 2017, the components of inventories were as follows:

	Years End December 31,
	2018	2017
Raw materials	$6,060,448	$2,716,392
Finished goods	2,741,321	3,100,661
	8,801,769	5,817,053
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$8,471,769	$5,487,053

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2018 and 2017, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

	Years End December 31,
Changes in estimates for warranties	2018	2017
Balance at beginning of the period	$175,000	$175,000
Payments	(244,454)	(364,163)
Provision for warranties	244,454	364,163

Balance at end of the period	$175,000	$175,000

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2018 or December 31, 2017.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the line of credit, notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

Segments

The Company operates in one segment for the manufacture and distribution of its products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Concentrations

Cash. The Company maintains cash balances at three banks, with the majority held at one bank located in the U.S. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Cash denominated in Australian Dollar with a U.S. Dollar equivalent of $152,254 and $20,000 at December 31, 2018 and 2017, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $9,368 and nil at December 31, 2018 and 2017, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the years ended December 31, 2018, 53% and 22% of revenue were generated from the company’s two largest customers, which were Tier-1 telecommunications wireless carriers. In 2017, 71% and 15% of revenue were generated from the Company’s two largest customers, both Tier-1 telecommunication wireless carriers. In 2018 and 2017, sales to telecommunications customers accounted for 90% and 88% of total revenue, respectively. In 2018 and 2017, sales to international customers accounted for 6% and 2%, of total revenue, respectively.

Accounts receivable. At December 31, 2018, 45% and 42% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2017, 59% and 30% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. On December 31, 2018, accounts payable to the Company’s largest vendor represented 71% while the other two largest vendors represented 3% each. On December 31, 2017, accounts payable to the Company’s largest vendor represented 75%, while the other two largest vendors represented 3% each.

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

	December 31,
	2018	2017
Options	360,000	30,000
Warrants	115,000	115,000
Total	475,000	145,000

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

NOTE 2 – RESTRICTED CASH

As of December 31, 2018 and 2017, the Company’s cash balance included restricted cash of $1,002,683 and $1,001,180, respectively. The restricted cash serves as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	2,808,928	1,451,423
Vehicles	188,597	122,264
Leasehold improvements	276,901	42,173
Office equipment	134,995	114,454
Software	102,690	97,533
Total property and equipment, cost	3,582,860	1,898,596
Less: accumulated depreciation and amortization	(1,460,103)	(1,074,520)
Property and equipment, net	$2,122,757	$824,076

Depreciation and amortization expense on property and equipment for the years ended December 31, 2018 and 2017 was $385,583 and $255,631, respectively. During the years ended December 31, 2018 and 2017, $349,750 and $224,535, respectively, of the depreciation expense were included in the balance of cost of sales for the years then ended.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2018	December 31, 2017
Total Equipment Notes Payable	$1,207,927	$237,055
Current Portion	283,388	110,237

Notes Payable, Long term	$924,539	$126,818

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment.

As of December 31, 2017, the balance of notes payable was $237,055. During 2018, the Company acquired additional equipment under financing agreements for a total of $1,109,275 with terms of 5 years, interest rate of 5% per annum, and secured by the purchased equipment. During 2018, the Company also made repayments on the notes payable totalling about $138,000. As of December 31, 2018, the balance of notes payable was $1,207,927. The aggregate monthly payments of principal and interest of the outstanding notes payable as of December 31, 2018 is approximately $29,000 are due through 2023.

Annual future principal payments under the outstanding note agreements as of December 31, 2018 are as follows:

Years ending December 31:
2019	292,800
2020	263,193
2021	228,528
2022	234,092
2023	189,314
Total	$1,207,927

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

As of December 31, 2018, the Company had not borrowed any funds under the credit facility and had borrowing availability of $1,000,000.

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

NOTE 7 – STOCK OPTIONS

 The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2016	-	$
Granted	30,000		4.84
Exercised	—		—
Outstanding, December 31, 2017	30,000		$4.84
Granted	330,000		5.32
Exercised	—		—
Outstanding, December 31, 2018	360,000		$5.28
Exercisable, December 31, 2018	—		—

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

In April 2018, the Company granted options to purchase an aggregate of 330,000 shares of the Company’s common stock to three of its executive officers, with exercise prices ranging from $5.09 to $5.60 per share, that expire ten years from the date of grant, and with one-third of the total options granted vesting on each of the first, second, and third anniversaries of the grant date. The fair value of each of the option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 57.71%, (ii) discount rate of 2.42%, (iii) zero expected dividend yield, and (iv) expected life of 6.5 years, which is the average of the term of the options and their vesting periods. The total fair value of these options at their grant dates was approximately $948,000.

During the year ended December 31, 2018, the Company expensed total stock-based compensation related to the vested options of $327,471, and the remaining unamortized cost of the outstanding options at December 31, 2018 was approximately $710,000. This cost will be amortized on a straight-line basis over the weighted average remaining vesting period of 3 years.

There was no intrinsic value of the outstanding and exercisable options at December 31, 2018.

NOTE 8 – WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2016	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2017	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2018	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at December 31, 2018.

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

During the years ended December 31, 2018 and 2017, Smartgen performed $174,290 and $186,392, respectfully, in field services.

NOTE 10 – INCOME TAXES

During 2018, the Company had no current tax liabilities, however, the Company was able to recover $215,000 of taxes previously paid from utilization of its net operating loss carry forwards. The Company has no provision for income taxes during the year ended December 31, 2017.

	Years Ended December 31,
	2018	2017
Current
Federal	$—	$—
State	—	—
Deferred
Federal	195,000	—
State	20,000	—
Income tax benefit	$215,000	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2018	2017
Federal income tax rate	(21)%	(34)%
State tax, net of federal benefit	(8)%	(8)%
Change in accrued liabilities	2%	9%
Change in valuation allowances	27%	33%
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Inventory reserves	$210,283	$221,053
Accrued liabilities	120,251	138,160
Net operating loss carryover	326,515	—
Deferred tax liability:
Accumulated depreciation	(86,562)	(145,935)

Net deferred tax assets	570,487	213,278
Valuation allowance	(570,487)	(213,278)
Net deferred tax assets, net of valuation allowances	$—	$—

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2018 and 2017, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company considers all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgement about the forecast of future taxable income is consistent with the plans and estimates we are using to manage the underlying business. Based on their evaluation, the Company determined that the net deferred tax assets of approximately $570,000 during 2018, do not meet the requirements to be realized, and as such, the Company has provided a full valuation allowance against them.

As of December 31, 2018 and 2017, the Company had refundable (federal and state) income taxes in the accompanying balance sheet, which consisted of refunds of income taxes paid during the first half of 2017, and carry back claims of income taxes in two consecutive prior years.    At December 31, 2017, balance of the Company’s refundable income taxes was $629,316.   During 2018, the Company received the $128,400 refundable state income taxes.   The Company also calculated additional refundable income taxes based on the results of its operations during the year ended December 31, 2018 of $215,000.   As such, balance of refundable income taxes at December 31, 2018 was $715,916.   Subsequently in March 2019, the Company received the refundable federal income taxes for 2017 of approximately $500,000.

NOTE 11 – COMMITMENT AND CONTINGENCIES

Leases

The Company entered into a non-cancellable operating lease of a manufacturing facility located in Gardena, CA, which commenced on January 1, 2015 with initial term of 4 years. The base rent of the facility at the commencement date was $29,648 per month, which annually increased by 3%. In March 2019, the lease was amended to extend the lease term for another 4 years through February 2023 (“extension agreement”). The base rent of the extension agreement lease will be $31,652 in the first year, $34,457 the second, $35,835 the third, and 37,261 in the fourth year. The extension agreement is a “Net Lease” requiring the Company to pay real property taxes associated to this facility.

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

Rent expense for the years ended December 31, 2018 and 2017 was $388,766 and $377,443, respectively.

The future minimum annual rental payments required under the non-cancelable operating leases described above as of January 1, 2019 are as follows:

Years ending December 31,

2019	$657,314
2020	699,291
2021	724,405
2022	750,354
2023	254,457
Total	$3,085,821

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2019.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	April 1, 2019
Arthur D. Sams	and Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	April 1, 2019
Luis Zavala	(principal financial and accounting officer)

/s/ Matthew Goldman	Director	April 1, 2019
Matthew Goldman

/s/ Keith Albrecht	Director	April 1, 2019
Keith Albrecht

/s/ Peter Gross	Director	April 1, 2019
Peter Gross

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.9	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/17

10.10	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan					X

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/17

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/17

23.1	Consent of Independent Registered Public Accounting Firm					X

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.