Form 10-Q
period 2019-03-31
Polar Power, Inc.
filed 2019-05-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	POLA	The NASDAQ Stock Market, LLC

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 15, 2019 was 10,143,158.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including restricted cash $1,002,683 at December 31, 2018)	$3,534,570	$5,640,078
Accounts receivable	9,216,756	7,726,919
Inventories, net	10,116,949	8,471,769
Prepaid expenses	1,254,056	468,666
Refundable income taxes	231,444	715,916
Total current assets	24,353,775	23,023,348

Operating lease right-of-use assets, net	2,640,911	—
Property and equipment, net	2,172,412	2,122,757
Deposits	94,001	94,001
Total assets	$29,261,099	$25,240,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,590,682	$1,066,415
Customer deposits	368,100	79,184
Accrued expenses and other current liabilities	935,571	504,559
Current portion of operating lease liabilities	542,672	—
Current portion of notes payable	278,745	283,388
Total current liabilities	3,715,770	1,933,546

Notes payable, net of current portion	880,016	924,539
Operating lease liabilities, net of current portion	2,133,645	—

Total liabilities	6,729,431	2,858,085

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,657,370	19,578,426
Retained earnings	2,873,284	2,802,581
Total stockholders’ equity	22,531,668	22,382,021

Total liabilities and stockholders’ equity	$29,261,099	$25,240,106

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Sales	$7,746,785	$4,871,912
Cost of Sales	5,354,760	3,388,274
Gross Profit	2,392,025	1,483,638

Operating Expenses
Sales and marketing	630,034	610,337
Research and development	562,270	464,101
General and administrative	1,121,497	736,517
Total operating expenses	2,313,801	1,810,955

Income (loss) from operations	78,224	(327,317)

Other (expenses) income
Interest expense	(10,701)	(3,010)
Other income (expense)	3,180	11,525
Total other (expenses) income, net	(7,521)	8,515

Income (loss) before income taxes	70,703	(318,802)
Income tax provision	—	—
Net income (loss)	$70,703	$(318,802)

Net income (loss) per share – basic and diluted	$0.01	$(0.03)
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended March 31, 2019 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2018	10,143,158	$1,014	$19,578,426	$2,802,581	$22,382,021

Fair value of vested stock options	—	—	78,944	—	78,944
Net income	—	—	—	70,703	70,703
Balance, March 31, 2019 (unaudited)	10,143,158	$1,014	$19,657,370	$2,873,284	$22,531,668

Three months ended March 31, 2018 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802

Fair value of vested stock options	—	—	24,719	—	24,719
Net loss	—	—	—	(318,802)	(318,802)
Balance, March 31, 2018 (unaudited)	10,143,158	$1,014	$19,275,674	$3,332,031	$22,608,719

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$70,703	$(318,802)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of vested stock options	78,944	24,719
Depreciation and amortization	143,261	76,350
Amortization of operating lease right-of-use asset	89,155	—
Changes in operating assets and liabilities
Accounts receivable	(1,489,838)	(1,745,659)
Inventories	(1,645,179)	57,305
Prepaid expenses	(899,277)	(291,160)
Deposits	—	(1,000)
Refundable income taxes	484,472	—
Accounts payable	524,267	(303,566)
Income taxes payable	—	—
Customer deposits	288,916	66,557
Accrued expenses and other current liabilities	461,321	27,561
Repayment of lease obligations	(84,058)	—
Net cash used in operating activities	(1,977,313)	(2,407,695)

Cash flows from investing activities:
Acquisition of property and equipment	(79,029)	(55,062)
Net cash used in investing activities	(79,029)	(55,062)

Cash flows from financing activities:
Repayment of notes	(49,166)	(27,234)
Net cash used in financing activities	(49,166)	(27,234)

Decrease in cash and cash equivalents	(2,105,508)	(2,489,991)
Cash and cash equivalents, beginning of period	5,640,078	14,201,163
Cash and cash equivalents, end of period	$3,534,570	$11,711,172

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$2,760,375	$—
Reclass of prepaid asset to property and equipment	$113,887	$—

 See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL

STATEMENTS FOR THE THREE MONTHS

ENDED MARCH 31, 2019 AND 2018

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2018 and 2017 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets and deferred tax assets, income tax accruals, accruals for potential liabilities and assumptions made in valuing the fair market value of equity transactions. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when we place the product with the customer’s carrier or deliver the product to a customer’s location. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post- sales obligations.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2019 (Unaudited)	2018 (Unaudited)
DC power systems	$7,605,2812	$4,664,374
Accessories	141,503	207,538
Total net sales	$7,746,785	$4,871,912

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2019 (Unaudited)	2018 (Unaudited)
Telecom	$7,312,736	4,489,867
Government/Military	372,190	293,283
Marine	61,859	45,475
Other (backup DC power to various industries)	—	43,287
Total net sales	$7,746,785	4,871,912

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of March 31, 2019 and December 31, 2018, the Company has established inventory reserves of $330,000 for obsolete and slow-moving inventory. As of March 31, 2019 and December 31, 2018, the components of inventories were as follows:

	March 31, 2019 (unaudited)	December 31, 2018

Raw materials	$7,218,854	$6,060,448
Finished goods	3,228,094	2,741,321
	10,446,949	8,801,769
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$10,116,949	$8,471,769

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets of $2,730,065 and, lease liabilities for operating leases of $2,760,375. There was no cumulative-effect adjustment to accumulated deficit. See Note 9 for further information regarding the adoption of ASC 842.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of March 31, 2019 and December 31, 2018, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2019 (unaudited)	December 31, 2018
Balance at beginning of the period	$175,000	$175,000
Payments	(110,037)	(364,163)
Provision for warranties	110,037	364,163
Balance at end of the period	$175,000	$175,000

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. As of March 31, 2019, the Company has sufficient net operating loss carryforwards to offset any taxable income during the period.

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $77,218 and $152,254 at March 31, 2019 and December 31, 2018, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $24,434 and 9,368 at March 31, 2019 and December 31, 2018, respectively, was held in an account at a financial institution located in Romania

Revenues. For the three months ended March 31, 2019, 60% and 27% of revenue were generated from the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers. For the same period in 2018, 64% and 27% of revenue were generated from the Company’s two largest customers, both Tier-1 telecommunication wireless carriers. For the three months ended March 31, 2019 and March 31, 2018, sales to telecommunications customers accounted for 94% and 92% of total revenue, respectively. For the quarter ending March 31, 2019 and March 31, 2018, sales to international customers accounted for 3% and 1%, of total revenue, respectively.

Accounts receivable. At March 31, 2019, 50% and 39% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2018, 45% and 42% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. At March 31, 2019, accounts payable to the Company’s largest vendor represented 20% while the other two largest vendors represented 9% and 6% each. At December 31, 2018, accounts payable to the Company’s largest vendor represented 71% while the other two largest vendors represented 3% each..

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on two key engine suppliers, Yanmar Engines Company and Perkins Engines. Purchases from Yanmar represented 64% and 91% of the Company’s total cost of sales for the three months ended March 31, 2019 and 2018, respectively. Purchases from Perkins Engines represented 31% and 4% of the Company’s total cost of sales for the three months ended March 31, 2019 and 2018, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2019 (Unaudited)	March 31, 2018 (Unaudited)
Options	360,000	30,000
Warrants	115,000	115,000
Total	475,000	145,000

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – RESTRICTED CASH

As of December 31, 2018, the Company’s cash balance included restricted cash of $1,002,683. In March 2019, the Company closed the credit facility securing the restriction on the restricted cash account, and as such, no cash balance was restricted as of March 31, 2019. The restricted cash served as a collateral to the line of credit (see Note 4) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2019 (Unaudited)	December 31, 2018
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	2,938,085	2,808,928
Vehicles	188,597	188,597
Leasehold improvements	340,660	276,901
Office equipment	134,995	134,995
Software	102,690	102,690
Total property and equipment, cost	3,775,776	3,582,860
Less: accumulated depreciation and amortization	(1,603,364)	(1,460,103)
Property and equipment, net	$2,172,412	$2,122,757

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2019 and March 31, 2018 was $143,261 and $76,350, respectively. During the three months ended March 31, 2019 and March 31, 2018, $133,774 and $67,619, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
Total Equipment Notes Payable	$1,158,761	$1,207,927
Less Current Portion	278,745	283,388
Notes Payable, long term	$880,016	$924,539

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $29,000 are due through 2023.

NOTE 5 – LINE OF CREDIT

On March 21, 2017, the Company entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000. The credit facility was secured by a Certificate of Deposit (restricted cash) account opened by the Company with Citibank in the amount of $1,000,000 (see Note 2).

 On March 20, 2019, the Company terminated the credit facility and transferred the balance of the Certificate of Deposit that secured the credit facility to its liquid cash account. As of March 20, 2019, the Company had not borrowed any funds under the credit facility.

NOTE 6 – STOCK OPTIONS

 The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2018	360,000	$5.28
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2019 (unaudited)	360,000	$5.28
Exercisable, March 31, 2019 (unaudited)	—	—

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

During the three months ended March 31, 2019, the Company expensed total stock-based compensation related to the vested options of $78,944, and the remaining unamortized cost of the outstanding options at March 31, 2019 was approximately $632,000. This cost will be amortized on a straight-line basis over the weighted average remaining vesting period of 3 years.

There was no intrinsic value of the outstanding and exercisable options at March 31, 2019.

NOTE 7 – WARRANTS

At March 31, 2019, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding March 31, 2018	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, March 31, 2019 (unaudited)	115,000	$8.75
Exercisable, March 31, 2019 (unaudited)	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at March 31, 2019.

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

During the three months ended March 31, 2019 and 2018, Smartgen performed $24,550 and $13,100 in field services, respectively.

Smartgen had no purchases from the Company during the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 9 – LEASE OBLIGATIONS

The Company has operating lease agreements for two office spaces both with remaining lease terms of 4 years. The also has another storage facility on a month-to-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$195,560

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$—
Weighted average remaining lease term – operating leases (in years)	4.2
Average discount rate – operating leases	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

At March 31, 2019
Operating leases
Long-term right-of-use assets	$2,640,911

Short-term operating lease liabilities	$542,672
Long-term operating lease liabilities	2,133,645
Total operating lease liabilities	$2,676,317

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 9 months)	$469,632
2020	692,977
2021	720,922
2022	746,752
2023	272,057
Total lease payments
Less: Imputed interest/present value discount	(226,023)
Present value of lease liabilities	$2,676,317

Rent expense for the three months ended March 31, 2019 and 2018 was $195,560 and $95,305, respectively.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Overview

We design, manufacture and sell direct current, or DC, power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 32 kW:

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition. The Company recognizes revenue in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606).  The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.   ASC 606  creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.  Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of March 31, 2018 and twelve months ended March 31, 2019, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2019 were $7,746,785. This represents a 59% increase in net sales as compared to $4,871,912 for the three months ended March 31, 2018. The increase is primarily a result of increased sales of our DC power systems to Tier-1 telecommunications customers in the U.S.

Our sales backlog as of March 31, 2019 was $14,163,772, as compared to $2,555,500 as of March 31, 2018. The significant increase in sales backlog between periods is attributable to increasing sales to our Tier-1 telecommunications customers in the U.S. We believe sales to these customers will continue to remain steady for the next several quarters.

During the first quarter of 2019, we continued to invest heavily in developing our production infrastructure. We increased our production labor force by 21%, including key production management positions, and we implemented new state-of-the-art manufacturing equipment. We believe these strategic initiatives will help improve our gross profit margins, improve our delivery lead times, and prepare us for growth in the quarters to come.

Our international sales force continues to target Tier-1 telecommunications carriers in four continents. We continue to execute repeat sales from customers acquired in the previous quarter and we believe these dealings will result in additional sales in the upcoming quarters.

Our goals for the remainder of 2019 include: continuing to train our new production labor force; improve our gross margins; build our business relationships with top telecommunications carriers worldwide; increase our inventory of subassemblies to reduce the order fulfillment timeline; and meeting the potential increased demand for our DC powers systems.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2019 (unaudited)	2018 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2019	2018
Net sales	$7,746,785	$4,871,912	$2,874,873	59%	100%	100%
Cost of sales	5,354,760	3,388,274	(1,966,486)	(58)%	69%	70%
Gross Profit	2,392,025	1,483,638	908,387	61%	31%	30%
Sales and marketing expenses	630,034	610,337	(19,697)	(3)%	8%	13%
Research and development expenses	562,270	464,101	(98,169)	(21)%	7%	10%
General and Administrative expenses	1,121,497	736,517	(384,980)	(52)%	14%	15%
Total operating expenses	2,313,801	1,810,955	(502,846)	(28)%	30%	37%
Income (loss) from operations	78,224	(327,317)	405,541	124%	1%	(7)%
Interest expenses	(10,701)	(3,010)	(7,691)	(256)%	0%	0%
Other income	3,180	11,525	(83,45)	(72)%	0%	0%
Income (loss) before income taxes	70,703	(318,802)	389,505	122%	1%	(7)%
Income Tax Provision	—	—	—	—	—	—
Net income (loss)	$70,703	$(318,802)	$389,505	122%	1%	(7)%

Net Sales. Net sales increased $2,874,873, or 59%, to $7,746,785 for the three months ended March 31, 2019, as compared to $4,871,912 for the same period in 2018. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our two largest customers, AT&T and T-Mobile, accounted for 60% and 27%, respectively, of our total net sales during the three months ended March 31, 2019, as compared to 64% and 27%, respectively, of total net sales for the same period in 2018.

Cost of Sales. Cost of sales during the three months ended March 31, 2019 increased by $1,966,486, or 58%, to $5,354,760, as compared to $3,388,274 during the same period in 2018. Cost of sales as a percentage of net sales during the three months ended March 31, 2019 decreased to 69% as compared to 70% in the same period in 2018. The decrease is a result of improved labor efficiencies and increased absorption of manufacturing overhead. We increased our production labor force by 53% within the last two quarters and believe we can improve cost of sales by completing training of new staff and commissioning newly acquired manufacturing equipment. We hired key management personnel towards the end of the first quarter to assist with training, planning, inventory control, and quality assurance. We believe these initiatives will help improve our production efficiencies and reduce cost of sales as a percentage of net sales in the following quarters.

Gross Profit. Gross profit during the three months ended March 31, 2019 increased by $908,387, or 61%, to $2,392,025, as compared to $1,483,638 during the same period in 2018. Our gross profit as a percentage of net sales was 31% for the quarter ended March 31, 2019, as compared to 30% in the same period in 2018. The increase in gross profit margin was attributable to production efficiencies gained through the use of manufacturing equipment added in the fourth quarter of 2018, coupled with a slight increase in labor efficiencies. During the three months ended March 31, 2019, we added new manufacturing equipment and recruited new managers focused to improve our production efficiencies and gross profit as a percentage of net sales in the quarters to come.

Sales and Marketing Expenses. During the three months ended March 31, 2019, sales and marketing expenses increased by $19,697, or 3%, to $630,034, as compared to $610,337 during the same period in 2018. The increase was attributable to a slight increase in marketing and promotions of our DC power systems in the U.S. and international markets as part of our ongoing strategy to expand our customer base. We anticipate our sales and marketing expenses to continue to increase slightly in the short term while we continue to expand our international market share.

Research and Development Expenses. During the three months ended March 31, 2019, research and development expenses increased by $98,169, or 21%, to $562,270, as compared to $464,101 during the same period in 2018. The increase in research and development expenses was attributable to engineering changes and customization in our power systems to meet new customer requirements. We believe R&D expenses will increase in absolute dollars but will decrease as a percentage of net sales in the upcoming quarters.

General and Administrative Expenses. General and administrative expenses increased by $384,980, or 52%, to $1,121,497 during the three months ended March 31, 2019, as compared to $736,517 during same period in 2018. The increase was due to a combination of increases in salaries, addition of new management staff, increase in the stock-based compensation expense, and office rent of our new facility. We anticipate our general and administrative costs to remain flat or slightly lower as percentage of net sales during the remainder of 2019.

Interest Expense. Interest expense for the three months ended March 31, 2019 was $10,701, as compared to $3,010 during the same period in 2018, an increase of $7,691. Our interest expense during the three months ended March 31, 2019 is mainly attributable to financing costs related to production equipment.

Income Tax. We had no income tax expense for the three months ended March 31, 2019, and for the same period in 2018.

Net Income (Loss). As a result of the factors identified above, we reported net income of $70,703, or $0.01 per basic and diluted share, for the three months ended March 31, 2019, as compared to a net loss of $318,802, or ($0.03) per basic and diluted share, for the same period in 2018.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2019, we funded our operations primarily from cash on hand. These funds were also used to make capital expenditures and to increase inventory to support a higher level of production. As of March 31, 2019, we had working capital of $20,638,005, as compared to working capital of $21,089,802 at December 31, 2018. This $451,797 decrease in working capital is primarily attributable to a $2,105,508 decrease in cash and cash equivalents resulting from net cash of $1,977,313 used in operating activities, net cash of $79,029 used in acquiring manufacturing equipment, and net cash of $49,166 used in payment of equipment financing.

On March 31, 2019 and December 31, 2018, our net trade receivables totaled $9,216,756 and $7,726,918, respectively. On March 31, 2019, $4,616,131 (50%) and $3,587,705 (39%) represented customer account balances of our two largest customers, as compared to $3,457,433 (45%) and $3,220,907 (42%) represented customer account balances of our two largest customers on December 31, 2018.

Our available capital resources on March 31, 2019 consisted primarily of $3,534,570 in cash and cash equivalents, as compared to $5,640,078 as of December 31, 2018.

Credit Facility

On March 21, 2017, we entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility for an aggregate amount of up to $1,000,000.

On March 20, 2019, we terminated the credit facility and transferred the $1,000,000 secured by a Certificate of Deposit to our liquid cash account. As of March 20, 2019, we had not borrowed any funds under the credit facility.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Net Cash Used In
Operating Activities	$(1,977,313)	$(2,407,695)
Investing Activities	(79,029)	(55,062)
Financing Activities	(49,166)	(27,234)
Net decrease in cash	$(2,105,508)	$(2,489,991)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $1,977,313, as compared to net cash used in operating activities of $2,407,695 for same period in 2018. The decrease in net cash used was due to an increase in trade receivables of $1,489,838 resulting from increased sales of our power systems, an increase in inventory of $1,645,179, and an increase in prepaid expenses of $899,277 resulting from an increase in prepayments for engine purchases and other inventory purchases, coupled with an increase in accounts payable of $524,267.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 totaled $79,029, as compared to $55,062 for the same period in 2018, an increase of $23,967. This increase was primarily due to a slight increase in property and equipment acquisitions.

Financing Activities

Net cash used by financing activities totaled $49,166 for the three months ended March 31, 2019, as compared to $27,234 for the same period in 2018. This increase was primarily due to payment of equipment financing accounts.

Backlog

As of March 31, 2019, we had a sales backlog of $14,163,772, as compared to $15,924,588 as of December 31, 2018. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2019 was comprised of the following elements: 98% in purchases of DC power systems by telecommunications customers, 1% in purchases by military contractors; and 1% from other markets. Our largest customer AT&T represents 74% of our backlog. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of March 31, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from sales to three Tier-1 telecommunications providers, AT&T, T-Mobile and Verizon Wireless. We have made significant investments in both our domestic and international markets in order to diversify our sales mix and will continue to work towards achieving a more diversified customer base. However, in the short term any unfavorable change in our business relationship with our Tier-1 telecommunications wireless carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on results of operation and financial condition.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market. Our efforts to expand our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market, AT&T, Verizon Wireless and T-Mobile. Any factor adversely affecting sales of these power systems to these three customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

We have established relationships with a third-party engine supplier and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Perkins Engines. Purchases from Yanmar and Perkins represented approximately 64% and 31%, respectively, of our total cost of sales for the three months ended March 31, 2019. We do not have any long-term contracts or commitments with Yanmar Engines Company or Perkins Engines. If these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

We manufacture and assemble a majority of our products at two facilities. Any prolonged disruption in the operations of these facilities would result in a decline in our sales and profitability.

We manufacture and assemble our DC power systems at our two facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, whether due to equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with current and potential customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. In 2017 and 2018, our sales to international customers accounted for 6% and 2%, respectively, of total revenue. We expect that international sales will increase over the next twelve months and that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

In recent years, there has been a significant amount of litigation in the U.S. involving patents and other intellectual property rights. In the future, we may be a party to litigation as a result of an alleged infringement of others’ intellectual property. Successful infringement claims against us could result in substantial monetary liability, require us to enter into royalty or licensing arrangements, or otherwise materially disrupt the conduct of our business. In addition, even if we prevail on these claims, this litigation could be time-consuming and expensive to defend or settle and could result in the diversion of our time and attention and of operational resources, which could materially and adversely affect our business. Any potential intellectual property litigation also could force us to do one or more of the following:

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

If securities or industry analysts do not publish research or reports or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

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

Date: May 15, 2019	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary