Form 10-Q
period 2019-06-30
Polar Power, Inc.
filed 2019-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2019 was 10,143,158.

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including restricted cash $1,002,683 at December 31, 2018)	$5,430,916	$5,640,078
Accounts receivable	5,900,897	7,726,919
Inventories, net	12,125,062	8,471,769
Prepaid expenses	1,170,164	468,666
Refundable income taxes	231,444	715,916
Total current assets	24,858,483	23,023,348

Operating lease right-of-use assets, net	2,490,784	—
Property and equipment, net	2,117,906	2,122,757
Deposits	94,001	94,001
Total assets	$29,561,174	$25,240,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,367,138	$1,066,415
Customer deposits	244,101	79,184
Accrued expenses and other current liabilities	1,121,608	504,559
Current portion of operating lease liabilities	562,126	—
Current portion of notes payable	278,465	283,388
Total current liabilities	3,573,438	1,933,546

Operating lease liabilities, net of current portion	1,975,459	—
Notes payable, net of current portion	834,878	924,539

Total liabilities	6,383,775	2,858,085

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,736,314	19,578,426
Retained earnings	3,440,071	2,802,581
Total stockholders’ equity	23,177,399	22,382,021

Total liabilities and stockholders’ equity	$29,561,174	$25,240,106

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$9,236,548	$5,815,775	$16,983,333	$10,687,687
Cost of Sales	6,274,404	3,753,586	11,629,164	7,141,860
Gross Profit	2,962,144	2,062,189	5,354,169	3,545,827

Operating Expenses
Sales and marketing	695,438	639,832	1,325,472	1,250,169
Research and development	541,380	336,580	1,103,650	800,681
General and administrative	1,152,748	847,517	2,274,244	1,584,034
Total operating expenses	2,389,566	1,823,929	4,703,366	3,634,884

Income (loss) from operations	572,578	238,260	650,803	(89,057)

Other (expenses) income
Interest expense	(10,012)	(2,394)	(20,713)	(5,404)
Other income (expense)	4,221	(12,425)	7,400	(900)
Total other (expenses) income, net	(5,791)	(14,819)	(13,313)	(6,304)

Income (loss) before income taxes	566,787	223,441	637,490	(95,361)
Net income (loss)	$566,787	$223,441	$637,490	$(95,361)

Net income (loss) per share – basic and diluted	$0.06	$0.02	$0.06	$(0.01)
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158	10,143,158	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended June 30, 2019 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, March 31, 2019 (unaudited)	10,143,158	$1,014	$19,657,370	$2,873,284	$22,531,668
Fair value of vested stock options	—	—	78,944	—	78,944
Net income	—	—	—	566,787	566,787
Balance, June 30, 2019 (unaudited)	10,143,158	$1,014	$19,736,314	$3,440,071	$23,177,399

Six months ended June 30, 2019 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2018	10,143,158	$1,014	$19,578,426	$2,802,581	$22,382,021
Fair value of vested stock options	—	—	157,888	—	157,888
Net income	—	—	—	637,490	637,490
Balance, June 30, 2019 (unaudited)	10,143,158	$1,014	$19,736,314	$3,440,071	$23,177,399

Three months ended June 30, 2018 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, March 31, 2018 (unaudited)	10,143,158	$1,014	$19,275,674	$3,332,031	$22,608,719
Fair value of vested stock options	—	—	103,664	—	103,664
Net income	—	—	—	223,441	223,441
Balance, June 30, 2018 (unaudited)	10,143,158	$1,014	$19,379,338	$3,555,472	$22,935,824

Six months ended June 30, 2018 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802
Fair value of vested stock options	—	—	128,383	—	128,383
Net loss	—	—	—	(95,361)	(95,361)
Balance, June 30, 2018 (unaudited)	10,143,158	$1,014	$19,379,338	$3,555,472	$22,935,824

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$637,490	$(95,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of vested stock options	157,888	128,383
Depreciation and amortization	295,221	154,947
Amortization of operating lease right-of-use asset	239,282	-
Changes in operating assets and liabilities
Accounts receivable	1,826,022	(1,173,814)
Inventories	(3,653,293)	(797,992)
Prepaid expenses	(815,385)	(298,929)
Deposits	-	(26,705)
Refundable income taxes	484,472	-
Accounts payable	300,723	(346,997)
Customer deposits	164,917	158,124
Accrued expenses and other current liabilities	647,358	4,616
Decrease in lease liability	(222,790)	-
Net cash provided by (used in) operating activities	61,905	(2,293,728)

Cash flows from investing activities:
Acquisition of property and equipment	(176,483)	(138,821)
Net cash used in investing activities	(176,483)	(138,821)

Cash flows from financing activities:
Repayment of notes	(94,584)	(54,578)
Net cash used in financing activities	(94,584)	(54,578)

Decrease in cash and cash equivalents	(209,162)	(2,487,127)
Cash and cash equivalents, beginning of period	5,640,078	14,201,163
Cash and cash equivalents, end of period	$5,430,916	$11,714,036

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$2,847,495	$-
Reclassification of prepaid expenses to property and equipment	$113,887	$-

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL

STATEMENTS FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2019 AND 2018

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2018 and 2017 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. These financial statements should be read in conjunction with that report.

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

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)
DC power systems	$8,906,400	$5,755,957
Accessories	330,148	59,818
Total net sales	$9,236,548	$5,815,775

	Six months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)
DC power systems	$16,570,136	$10,462,054
Accessories	413,197	225,633
Total net sales	$16,983,333	$10,687,687

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)
Telecom	$9,051,023	$5,290,094
Government/Military	165,240	301,947
Marine	17,929	41,386
Other (backup DC power to various industries)	2,356	182,348
Total net sales	$9,236,548	$5,815,775

	Six months ended June 30,
	2019 (Unaudited)	2018 (Unaudited)
Telecom	$16,363,747	$9,779,961
Government/Military	537,430	595,232
Marine	79,788	86,861
Other (backup DC power to various industries)	2,368	225,633
Total net sales	$16,983,333	$10,687,687

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of June 30, 2019 and December 31, 2018, the Company has established inventory reserves of $330,000 for obsolete and slow-moving inventory. As of June 30, 2019 and December 31, 2018, the components of inventories were as follows:

	June 30, 2019 (unaudited)	December 31, 2018

Raw materials	$8,369,084	$6,060,448
Finished goods	4,085,978	2,741,321
	12,455,062	8,801,769
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$12,125,062	$8,471,769

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities for operating leases of $2,847,495. There was no cumulative-effect adjustment to accumulated deficit. See Note 9 for further information regarding the adoption of ASC 842.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of June 30, 2019 and December 31, 2018, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2019 (unaudited)	December 31, 2018
Balance at beginning of the period	$175,000	$175,000
Payments	(259,937)	(364,163)
Provision for warranties	259,937	364,163
Balance at end of the period	$175,000	$175,000

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. As of June 30, 2019, the Company has sufficient net operating loss carryforwards to offset any taxable income during the period.

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

Concentrations

Cash. The Company maintains cash balances at five banks, with the majority held at one bank located in the U.S. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $35,437 and $152,254 at June 30, 2019 and December 31, 2018, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $21,801 and $9,368 at June 30, 2019 and December 31, 2018, respectively, was held in an account at a financial institution located in Romania

Revenues. For the three months ended June 30, 2019, 64% and 21% of revenues were generated from the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers. For the same period in 2018, 76% and 11% of revenues were generated from the Company’s two largest customers, both Tier-1 telecommunication wireless carriers. For the three months ended June 30, 2019 and June 30, 2018, sales to telecommunications customers accounted for 98% and 91% of total revenues, respectively.

For the six months ended June 30, 2019, sales to the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers, accounted for 62% and 24% of total revenues, respectively. For the same period in 2018, the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers, accounted for 71% and 18% of total revenues, respectively. For the six months ended June 30, 2019 and June 30, 2018, sales to telecommunications customers accounted for 96% and 92% of total revenues, respectively.

Accounts receivable. At June 30, 2019, 41% and 41% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2018, 45% and 42% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. At June 30, 2019, accounts payable to the Company’s largest vendor represented 40% while the other two largest vendors represented 13% and 9%, respectively. At December 31, 2018, accounts payable to the Company’s largest vendor represented 71% while the other two largest vendors represented 3% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on two key engine suppliers, Yanmar Engines Company and Perkins Engines. Purchases from Yanmar represented 42% and 20% of the Company’s total cost of sales for the three months ended June 30, 2019 and 2018, respectively, and 40% and 23% for the six months ended June 30, 2019 and 2018, respectively. Purchases from Perkins Engines represented 14% and 2% of the Company’s total cost of sales for the three months ended June 30, 2019 and 2018, respectively, and 16% and 2% for the six months ended June 30, 2019 and 2018, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2019 (Unaudited)	June 30, 2018 (Unaudited)
Options	360,000	360,000
Warrants	115,000	115,000
Total	475,000	475,000

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – RESTRICTED CASH

As of December 31, 2018, the Company’s cash balance included restricted cash of $1,002,683. In March 2019, the Company closed the credit facility securing the restriction on the restricted cash account, and as such, no cash balance was restricted as of June 30, 2019. The restricted cash served as a collateral to the line of credit (see Note 5) opened with a bank in March 2017.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2019 (Unaudited)	December 31, 2018
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	2,971,381	2,808,928
Vehicles	188,597	188,597
Leasehold improvements	380,544	276,901
Office equipment	159,269	134,995
Software	102,690	102,690
Total property and equipment, cost	3,873,230	3,582,860
Less: accumulated depreciation and amortization	(1,755,324)	(1,460,103)
Property and equipment, net	$2,117,906	$2,122,757

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2019 and June 30, 2018 was $151,959 and $78,598, respectively. During the three months ended June 30, 2019 and June 30, 2018, $141,759 and $69,785, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2019 and June 30, 2018 was $295,221 and $154,947, respectively. During the six months ended June 30, 2019 and June 30, 2018, $275,533 and $137,403, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2019	December 31,
	(Unaudited)	2018
Total Equipment Notes Payable	$1,113,343	$1,207,927
Less Current Portion	278,465	283,388
Notes Payable, long term	$834,878	$924,539

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $29,000 are due through 2023.

NOTE 5 –FINANCING AGREEMENTS

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

Supplier Agreement

Effective June 4, 2019, the Company executed a Supplier Agreement with Citibank, N.A. Under the terms of the Supplier Agreement, the Company may from time to time offer to sell to Citibank certain of the Company’s accounts receivable relating to invoiced sales made to AT&T. Once AT&T approves the invoice, AT&T sends payment instructions to Citibank. The sale price is equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360.

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to the Company. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of its material obligations under the Supplier Agreement. As of June 30, 2019, a total of $5,253,491 of accounts receivables had been sold to Citibank by the Company, and the Company incurred fees of approximately $22,000 during the period then ended.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2018	360,000	$5.28
Granted	—	—
Exercised	—	—
Outstanding, June 30, 2019 (unaudited)	360,000	$5.28
Exercisable, June 30, 2019 (unaudited)	—	—

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

During the six months ended June 30, 2019, the Company expensed total stock-based compensation related to the vested options of $128,383, and the remaining unamortized cost of the outstanding options at June 30, 2019 was approximately $553,000. This cost will be amortized on a straight-line basis over the weighted average remaining vesting period of 3 years.

There was no intrinsic value of the outstanding and exercisable options at June 30, 2019.

NOTE 7 – WARRANTS

At June 30, 2019, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding June 30, 2018	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, June 30, 2019 (unaudited)	115,000	$8.75
Exercisable, June 30, 2019 (unaudited)	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at June 30, 2019.

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

During the three months ended June 30, 2019 and 2018, Smartgen performed $93,320 and $32,160 in field services, respectively. Smartgen performed $172,760 and $45,270 in field services for the six months ended June 30, 2019 and 2018, respectively.

Smartgen had no purchases from the Company during the three months and the six months ended June 30, 2019 and June 30, 2018, respectively.

NOTE 9 – LEASE OBLIGATIONS

The Company has operating lease agreements for two office spaces both with remaining lease terms of 4 years. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (included in general and administration in the Company’s unaudited condensed statement of operations)	$370,427

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$-
Weighted average remaining lease term – operating leases (in years)	4.2
Average discount rate – operating leases	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

At June 30, 2019
Operating leases
Long-term right-of-use assets	$2,490,784

Short-term operating lease liabilities	$562,126
Long-term operating lease liabilities	1,975,459
Total operating lease liabilities	$2,537,585

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 6 months)	$306,160
2020	692,977
2021	720,922
2022	746,752
2023	272,057
Total lease payments	2,738,868
Less: Imputed interest/present value discount	(201,283)
Present value of lease liabilities	$2,537,585

Rent expense for the six months ended June 30, 2019 and 2018 was $370,427 and $95,305, respectively.

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

The transition of telecom to 5G and “Edge Computing” at cell towers requires an increase in power and reliability. There is also a desire among our telecom customers of not increasing the use of land space at cell sites in this transition to prevent increases in rent and permitting costs. During 2019, we began demonstrating higher-power DC generators to our Tier-1 customers without a change in weight or footprint of the generators. AC generators can be up to twice the size and weight of our DC generators, which are based on permanent magnet technology. We believe that as the need for more power grows, the size and weight difference between AC generators and our DC generators will become another tipping point in favor of our DC generators.

Note that “edge computing at the cell tower”  allows data produced by IoT devices to be processed closer to where the data is created or its simply delivering movie streaming services rather than transmitting the data across long routes to the cloud or to data centers).

Along with the need for increased power and reliability, more compact and lower maintenance types of storage solutions are required.  We will be introducing significant upgrades to our lithium-ion storage systems. We have upgraded our battery management electronics and software along with adding environmental controls for cell temperatures and the ability to manage multiple battery modules in parallel configurations along with improved cell protection from overcharge and discharge. Lithium-ion batteries are approximately 1/4 the space and weight of lead acid-based chemistries.

In 2012, we introduced DC power backup systems that integrated our DC generators with supercapacitors to eliminate the need for a backup battery. The energy stored in the supercapacitors supplies power for the short-term grid disruptions and the energy supplied in the fuel of the DC generator provides the power needed for the extended power outages. The supercapacitors also provided uninterrupted power to the load while the DC generator starts up and take over the electrical load. This solution is very compact, reliable, and low maintenance. During the last three years, due to higher usage of supercapacitors in electric vehicles and energy storage applications, there has been a significant reduction in the cost of supercapacitors. This cost reduction, together with market acceptance of supercapacitors as reliable energy storage devices, has reinvigorated interest by telecom companies in our compact DC power backup solution introduced seven years ago.

We believe that our increasing product and service offerings are improving our competitiveness within our market space. And this is helping to diversify our customer base along with building revenues.

We believe our business from domestic Tier-1 telecom customers, which are still in the early stages of a multiyear expansion cycle, is driven primarily by need for network reliability.  The telecom industry’s capital investment to upgrade existing telecom sites with backup power systems is competing with the capital needs for expansion of 5G and “cell site Edge” networks. We believe these rollouts will exponentially expand the use of data and video streaming services including IoT uses, autonomous vehicles, industrial internet, etc., thereby requiring robust backup systems that eliminate the smallest data disruptions. We believe our higher capacity backup systems, which are more dense in terms of storage and power, satisfy the need for next generation cell sites.

Furthermore, increased production capacity along with a stronger sales force allows us to pursue small to medium size “Last Mile” telecom providers that address off-grid and rural applications.

Overall, in 2019 we are pleased with the progress we have made in: fending off tariffs, supply chain disruptions, increasing production capacity and bending the gross margin curve through improvements in production efficiency and controlling manufacturing overhead costs. We believe our products and technologies have significant opportunities in the military, marine, EV-charging and renewable energy markets and we are just at the beginning of becoming a diversified global company.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that may have a significant impact on the portrayal of our financial condition and results of operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of June 30, 2019, and December 31, 2018, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is allocated to current and liabilities in the balance sheets.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2019 were $9,236,548. This represents a 59% increase in net sales as compared to $5,815,775 for the three months ended June 30, 2018. The increase is primarily a result of increased sales of our DC power systems to Tier-1 telecommunications customers in the U.S.

Our sales backlog as of June 30, 2019 was $7,624,563, as compared to $5,827,005 as of June 30, 2018. The increase in sales backlog is attributable to increased sales of our DC power systems to Tier-1 telecommunications customers. We anticipate that approximately 90% of these orders will ship and be recognized as revenues during the third quarter of 2019.

We are focused on continuing to grow our customer base. We have invested, and expect to continue to invest, heavily in our sales and marketing efforts, product development, and increasing production capacity. As of June 30, 2019, we added a significant amount of state-of-the-art manufacturing equipment and increased our labor force by 78% as compared June 30, 2018. We believe these strategic initiatives resulted in an increase in our production capacity of approximately 160% and an improvement in our order fulfillment times.

Moving forward, we plan to roll out new products designed to increase our market share with domestic Tier-1 and Tier-2 telecommunications customers as well as with customers in overseas telecom markets as we build and automate our production facilities. We will be introducing significant upgrades to our lithium-ion storage systems. We have upgraded our battery management electronics and software along with adding environmental controls for cell temperatures and the ability to manage multiple battery modules in parallel configurations along with improved cell protection from overcharge and discharge. We believe that our increased product and service offerings helped to improve our competitiveness within the market space and, as a result, is helping to diversify our customer base along with building revenues.

Our goals for the remainder of 2019 include improving our gross margins by on-going training and increasing our manufacturing productivity levels; increasing our inventory of subassemblies to reduce the order fulfillment timeline; and continuing our sales and marketing efforts to increase our customer base.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2019 (unaudited)	2018 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2019	2018
Net sales	$9,236,548	$5,815,775	$3,420,773	59%	100.0%	100.0%
Cost of sales	6,274,404	3,753,586	(2,520,818)	(67)%	67.9%	64.5%
Gross Profit	2,962,144	2,062,189	899,955	44%	32.1%	35.5%
Sales and marketing expenses	695,438	639,832	(55,606)	(9)%	7.5%	110%
Research and development expenses	541,380	336,580	(204,800)	(61)%	5.9%	5.6%
General and Administrative expenses	1,152,748	847,517	(305,231)	(36)%	12.5%	14.6%
Total operating expenses	2,389,566	1,823,929	(565,637)	(31)%	25.9%	31.4%
Income from operations	572,578	238,260	334,318	140%	6.2%	4.1%
Interest expenses	(10,012)	(2,394)	(7,618)	(318)%	(0.1)%	0.0%
Other income	4,221	(12,425)	16,646	134%	0%	(0.2)%
Income before income taxes	566,787	223,441	343,346	154%	6.1%	3.8%
Net income	$566,787	$223,441	$343,346	154%	6.1%	3.8%

Net Sales. Net sales increased $3,420,773, or 59%, to $9,236,548 for the three months ended June 30, 2019, as compared to $5,815,775 for the same period in 2018. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our two largest customers, AT&T and T-Mobile, accounted for 64% and 21%, respectively, of our total net sales during the three months ended June 30, 2019, as compared to 76% and 11%, respectively, of total net sales for the same period in 2018.

Cost of Sales. Cost of sales during the three months ended June 30, 2019 increased by $2,520,818, or 67%, to $6,274,404, as compared to $3,753,586 during the same period in 2018. Cost of sales as a percentage of net sales during the three months ended June 30, 2019 increased to 67.9% as compared to 64.5% in the same period in 2018. The increase in cost of sales is a result of an increase in shipments of our DC powers systems during the three months ended June 30, 2019, as compared to the same period in 2018. The increase in cost of sales as a percentage of net sales is a result of an increase in factory overhead absorption, coupled with lower average selling prices of our DC power systems. Since June 30, 2018, we have increased our labor force by 78% and have made significant additions in manufacturing equipment. Although these initiatives have resulted in an increase in cost of sales in the short-term, we believe that these initiatives will eventually result in a reduction in our cost of sales as a percentage of net sales in future quarterly periods.

Gross Profit. Gross profit during the three months ended June 30, 2019 increased by $899,955, or 44%, to $2,962,144, as compared to $2,062,189 during the same period in 2018. Our gross profit as a percentage of net sales was 32% for the quarter ended June 30, 2019, as compared to 35.5% in the same period in 2018. The decrease in gross profit margin was attributable to a decrease in average selling price of our DC power systems associated with price discounts on larger volume orders coupled with an increase in overhead absorption during the three months ended June 30, 2019, as compared to the same period in 2018. We expect our gross profit margin to improve over the following quarters as we gain production efficiencies through ongoing training and skill seasoning of our new staff acquired in recent quarters.

Sales and Marketing Expenses. During the three months ended June 30, 2019, sales and marketing expenses increased by $55,606, or 9%, to $695,438, as compared to $639,832 during the same period in 2018. The increase was attributable to an increase in marketing and promotions of our DC power systems in the U.S. and international markets as part of our ongoing strategy to expand our customer base. We anticipate our sales and marketing expenses to continue to increase slightly in the short term while we continue to expand our international market share.

Research and Development Expenses. During the three months ended June 30, 2019, research and development expenses increased by $204,800, or 61%, to $541,380, as compared to $336,580 during the same period in 2018. The increase in research and development expenses was attributable to ongoing sales support to meet new customer requirements and new product development as part of our ongoing strategy to expand our product line and customer base. We believe R&D expenses will decrease as a percentage of net sales in the upcoming quarters.

General and Administrative Expenses. General and administrative expenses increased by $305,231, or 36%, to $1,152,748 during the three months ended June 30, 2019, as compared to $847,517 during same period in 2018. The increase was due to a combination of increases in salaries as a result of additions of management staff, an increase in office rent related to our new facility, and an increase in employee fringe benefits. We anticipate our general and administrative costs to decrease as percentage of net sales during the remainder of 2019.

Interest Expense. Interest expense for the three months ended June 30, 2019 was $10,012, as compared to $2,393 during the same period in 2018, an increase of $7,618. Our interest expense during the three months ended June 30, 2019 is mainly attributable to financing costs related to production equipment. The increase in interest expense is attributable to new manufacturing equipment acquired in the last twelve months.

Income Tax. We had no income tax expense for the three months ended June 30, 2019, and for the same period in 2018.

Net Income. As a result of the factors identified above, we reported net income of $566,787, or $0.06 per basic and diluted share, for the three months ended June 30, 2019, as compared to net income of $223,441, or $0.02 per basic and diluted share, for the same period in 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2019 (unaudited)	2018 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2019	2018
Net sales	$16,983,333	$10,687,687	$6,295,646	59%	100.0%	100.0%
Cost of sales	11,629,164	7,141,860	(4,487,304)	(63)%	68.5%	66.8%
Gross Profit	5,354,169	3,545,827	1,808,342	51%	31.5%	33.2%
Sales and marketing expenses	1,325,472	1,250,169	(75,303)	(6)%	7.8%	11.7%
Research and development expenses	1,103,650	800,681	(302,969)	(38)%	6.5%	7.5%
General and Administrative expenses	2,274,244	1,584,034	(690,210)	(44)%	13.4%	14.7%
Total operating expenses	4,703,366	3,634,884	(1,068,482)	(29)%	27.7%	34.0%
Income (loss) from operations	650,803	(89,057)	739,860	831%	3.8%	(0.8)%
Interest expenses	(20,713)	(5,404)	(15,309)	(283)%	(0.1)%	(0.1)%
Other income	7,400	(900)	8,300	922%	0.0%	(0.0)%
Income (loss) before income taxes	637,490	(95,361)	732,851	769%	3.8%	(0.9)%
Net income (loss)	$637,490	$(95,361)	$732,851	769%	3.8%	(0.9)%

Net Sales. Net sales increased $6,295,646, or 59%, to $16,983,333 for the six months ended June 30, 2019, as compared to $10,687,687 for the same period in 2018. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our two largest customers, AT&T and T-Mobile, accounted for 62% and 24% of our total net sales during the six months ended June 30, 2019. Sales to our two largest customers as of June 30, 2018, AT&T and Verizon Wireless, accounted for 71% and 18% of total net sales.

Cost of Sales. Cost of sales during the six months ended June 30, 2019 increased by $4,487,304, or 63%, to $11,629,164, as compared to $7,141,860 during the same period in 2018. The cost of sales increased as a result of an increase in shipments of our DC powers systems during the six months ended June 30, 2019, as compared to the same period in 2018. Cost of sales as a percentage of net sales during the six months ended June 30, 2019 increased to 68.5%, as compared to 66.8% in the same period in 2018 as a result of an increase in factory overhead absorption coupled with lower average selling prices of our DC power systems.

Gross Profit. Gross profit during the six months ended June 30, 2019 increased by $1,808,342, or 51%, to $5,354,169, as compared to $3,545,827 during the same period in 2018. Our gross profit as a percentage of net sales was 31.5% for the six months ended June 30, 2019, as compared to 33.2% in the same period in 2018. The decrease in gross profit margin was attributable to an increase in factory overhead absorption coupled with a reduction in the average selling price of our DC power systems associated with price discounts on larger volume orders during the six months ending June 30, 2019, as compared to the same period in 2018.

Sales and Marketing Expenses. During the six months ended June 30, 2019, sales and marketing expenses increased by $75,303, or 6%, to $1,325,472, as compared to $1,250,169 during the same period in 2018. As of June 30, 2019, our sales team consisted of ten sales executives and a staff of eight in sales support, as compared to three sales executives and a staff of four in sales support as of June 30, 2018.

Research and Development Expenses. During the six months ended June 30, 2019, research and development expenses increased by $302,969, or 38%, to $1,103,650, as compared to $800,681 during the same period in 2018. The increase in research and development expenses was attributable to ongoing sales support to meet new customer requirements and new product development as part of our ongoing strategy to expand our product line and customer base.

General and Administrative Expenses. General and administrative expenses increased by $690,210, or 44%, to $2,274,244 during the six months ended June 30, 2019, as compared to $1,584,034 during same period in 2018. The increase was due to a combination of increases in salaries as a result of additions of management staff, an increase in office rent related to our new facility, and an increase in employee fringe benefits.

Interest Expense. Interest expense for the six months ended June 30, 2019 was $20,713, as compared to $5,404 during the same period in 2018, an increase of $15,309. Our interest expense during the six months ended June 30, 2019 is mainly attributable to financing costs related to production equipment. The increase in interest expense is attributable to new manufacturing equipment acquired in the last twelve months.

Income Tax. We had no income tax expense for the six months ended June 30, 2019, and for the same period in 2018.

Net Income/Loss. For the six months ended June 30, 2019, we incurred net income of $637,490, or $0.06 per basic and diluted share, as compared to net loss of $95,361, or $(0.01) per basic and diluted share for the six months ended June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2019, we funded our operations primarily from cash on hand and sales of receivables under our Supplier Agreement with Citibank. These funds were also used to make capital expenditures and to increase inventory to support a higher level of production. As of June 30, 2019, we had working capital of $21,306,989, as compared to working capital of $21,089,802 at December 31, 2018. This $217,187 increase in working capital is primarily attributable to our ability to collect on accounts receivable in a shorter period of time as a result of securing the supplier finance agreement with Citibank, N.A. and using such funds to increase inventory volumes. During the three months ended June 30, 2019, we sold $5,253,491 of receivables to Citibank under our Supplier Agreement, and incurred fees of approximately $22,000 in connection with such sales.

On June 30, 2019 and December 31, 2018, our net trade receivables totaled $5,900,897 and $7,726,918, respectively. On June 30, 2019, $2,406,231 (41%) and $2,447,976 (41%) represented customer account balances relating to our two largest customers. On December 31, 2018, the customer account balances for our two largest customers were $3,457,433 (45%) and $3,220,907 (42%).

Our available capital resources on June 30, 2019 consisted primarily of $5,430,916 in cash and cash equivalents, as compared to $5,640,078 as of December 31, 2018.

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

Supplier Agreement

Effective June 4, 2019, we entered into a Supplier Agreement with Citibank, N.A. Under the terms of the Supplier Agreement, we may from time to time offer to sell to Citibank certain of our accounts receivable relating to invoiced sales made to AT&T. Once AT&T approves the invoice, AT&T sends payment instructions to Citibank. The sale price is equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360.

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to us. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of its material obligations under the Supplier Agreement. During the period, the Company sold receivables of $5,253,491 under the Supplier Agreement.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$61,905	$(2,293,728)
Investing Activities	(176,483)	(138,821)
Financing Activities	(94,584)	(54,578)
Net decrease in cash	$(209,162)	$(2,487,127)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $61,805, as compared to net cash used by operating activities of $2,293,728 for same period in 2018. This increase in net cash provided in 2019 was primarily due to net income of $637,490 and an increase in inventories of $3,653,292, coupled with a decrease in trade receivables of $1,826,021 and an increase in accounts payable of $300,723.

Investing Activities

Net cash used in investing activities for six months ended June 30, 2019 totaled $176,483, as compared to $138,821 for the same period in 2018, an increase of $151,550. This increase was primarily due to a slight increase in property and equipment acquisitions.

Financing Activities

Net cash used in financing activities totaled $94,583 for the six months ended June 30, 2019, as compared to $54,578 for the same period in 2018. This increase was primarily due to increased equipment financing during the period.

Backlog

As of June 30, 2019, we had a backlog of $7,624,563, as compared to approximately $16.0 million as of December 31, 2018. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2019 was comprised of the following elements: 99% in purchases of DC power systems by telecommunications customers, and 1% in purchases by military contractors. We believe that approximately 90% of our backlog will be shipped during the third quarter of 2019. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of June 30, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of June 30, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, the majority of our revenues are derived from sales to three Tier-1 telecommunications providers, AT&T, T-Mobile and Verizon Wireless. Any unfavorable change in our business relationship with our Tier-1 telecommunications wireless carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on our results of operation and financial condition.

We derive substantially all of our revenue from sales of our DC base power systems to three customers within the telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed, and may reduce our revenue growth rate.

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

We have established relationships with a third-party engine supplier and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Perkins Engines. Purchases from Yanmar and Perkins represented approximately 40% and 16% of our total cost of sales, respectively, for the six months ended June 30, 2019. We do not have any long-term contracts or commitments with Yanmar Engines Company or Perkins Engines. If these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

We manufacture and assemble our DC power systems at our facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, whether due to equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to either of these facilities as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

Date: August 14, 2019	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary