Form 10-K/A
period 2018-12-31
Polar Power, Inc.
filed 2019-10-08
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

Polar Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

249 E. Gardena Blvd., Gardena, California	90248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 830-9153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company.” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of October 8, 2019 was 10,143,158.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Polar Power, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original 2018 Form 10-K”) for the sole purpose of amending Item 15 of Part IV of the Original 2018 Form 10-K solely to include as exhibits the certifications required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-K/A, this Form 10-K/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A.

Except as expressly stated, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2018 Form 10-K or reflect events that occurred after the date of the Original 2018 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2018 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2018 Form 10-K.

Table of Contents

Page
PART IV
Item 15.	Exhibits, Financial Statement Schedules.	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained on page F-1 of the Company’s Original 2018 Form 10-K.

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Reference is made to the exhibits listed on the Index to Exhibits immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of October, 2019.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary and Chairman of the Board of Directors (principal executive officer)	October 8, 2019
Arthur D. Sams

/s/ Luis Zavala	Chief Financial Officer (principal financial and accounting officer)	October 8, 2019
Luis Zavala

/s/ Matthew Goldman	Director	October 8, 2019
Matthew Goldman

/s/ Keith Albrecht	Director	October 8, 2019
Keith Albrecht

/s/ Peter Gross	Director	October 8, 2019
Peter Gross

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing/ Furnish Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/2017

3.2	Bylaws	10-K	001-37960	3.2	3/10/2017

10.1#	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder	S-1	333-213572	10.1	9/9/2016

10.2#	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams	S-1	333-213572	10.2	9/9/2016

10.3#	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina	S-1	333-213572	10.3	9/9/2016

10.4#	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala	S-1	333-213572	10.4	9/9/2016

10.5#	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10.7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.9	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/2017

10.10^	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	04/01/2019

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/2017

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/2017

23.1^	Consent of Independent Registered Public Accounting Firm	10-K	001-37960	23.1	04/01/2019

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing/ Furnish Date	Filed Herewith

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1^^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-37960	31.1	04/01/2019

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(^)	Filed as an exhibit to the Original 2018 Form 10-K.

(^^)	This exhibit was furnished with the Original 2018 Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

4