Form 10-Q/A
period 2019-03-31
Polar Power, Inc.
filed 2019-10-08
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which each is registered
Common Stock, $0.0001 par value	POLA	The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

Polar Power, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2019 (the “Original 10-Q”) for the sole purpose of amending Item 6 of Part II of the Original 10-Q solely to include as exhibits the certifications required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-Q/A, this Form 10-Q/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-Q/A.

Except as expressly stated, this Form 10-Q/A does not amend, update or change any other items or disclosure in the Original 10-Q or reflect events that occurred after the date of the Original 10-Q. Therefore, this Form 10-Q/A should be read in conjunction with the Original 10-Q and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q.

PART II

ITEM 6. Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit number	Description
31.1*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1^^	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

(*)	Filed herewith.

(^)	Filed as an exhibit to the Original 10-Q.

(^^)	This exhibit was furnished with the Original 10-Q and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLAR POWER, INC.

Date: October 8, 2019	By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

3