Form 10-Q/A
period 2019-06-30
Polar Power, Inc.
filed 2019-10-08
CIK 1622345

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

EXPLANATORY NOTE

Polar Power, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2019 (the “Original 10-Q”) for the sole purpose of amending Item 6 of Part II of the Original 10-Q solely to include as exhibits the certifications required by Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements are contained within this Form 10-Q/A, this Form 10-Q/A does not include certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-Q/A.

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