Form 10-Q
period 2019-09-30
Polar Power, Inc.
filed 2019-11-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 14, 2019 was 10,143,158.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,002,683 at December 31, 2018)	$3,666,475	$5,640,078
Accounts receivable	5,038,302	7,726,919
Inventories, net	14,142,895	8,471,769
Prepaid expenses	1,174,216	468,666
Refundable income taxes	231,444	715,916
Total current assets	24,253,332	23,023,348

Operating lease right-of-use assets, net	2,339,353	—
Property and equipment, net	2,242,210	2,122,757
Deposits	94,001	94,001
Total assets	$28,928,896	$25,240,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$856,656	$1,066,415
Customer deposits	228,268	79,184
Accrued expenses and other current liabilities	942,292	504,559
Current portion of operating lease liabilities	589,696	—
Current portion of notes payable	329,490	283,388
Total current liabilities	2,946,402	1,933,546

Operating lease liabilities, net of current portion	1,818,927	—
Notes payable, net of current portion	858,983	924,539

Total liabilities	5,624,312	2,858,085

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and outstanding	1,014	1,014
Additional paid-in capital	19,815,258	19,578,426
Retained earnings	3,488,312	2,802,581
Total stockholders’ equity	23,304,584	22,382,021

Total liabilities and stockholders’ equity	$28,928,896	$25,240,106

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$6,939,318	$5,061,158	$23,922,651	$15,748,845
Cost of Sales	4,707,412	3,530,847	16,336,576	10,672,707
Gross Profit	2,231,906	1,530,311	7,586,075	5,076,138

Operating Expenses
Sales and marketing	707,171	717,983	2,032,643	1,968,152
Research and development	546,144	571,300	1,649,794	1,371,981
General and administrative	935,352	1,004,984	3,209,596	2,589,018
Total operating expenses	2,188,667	2,294,267	6,892,033	5,929,151

Income (loss) from operations	43,239	(763,956)	694,042	(853,013)

Other (expenses) income
Interest expense	(13,676)	(2,777)	(34,389)	(8,181)
Other income (expense)	18,678	9,616	26,078	8,716
Total other (expenses) income, net	5,002	6,839	(8,311)	535

Net income (loss)	$48,241	$(757,117)	$685,731	$(852,478)

Net income (loss) per share – basic and diluted	$0.00	$(0.07)	$0.07	$(0.08)
Weighted average shares outstanding, basic and diluted	10,143,158	10,143,158	10,143,158	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three months ended September 30, 2019 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, June 30, 2019 (unaudited)	10,143,158	$1,014	$19,736,314	$3,440,071	$23,177,399
Fair value of vested stock options	—	—	78,944	—	78,944
Net income	—	—	—	48,241	48,241
Balance, September 30, 2019 (unaudited)	10,143,158	$1,014	$19,815,258	$3,488,312	$23,304,584

Nine months ended September 30, 2019 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2018	10,143,158	$1,014	$19,578,426	$2,802,581	$22,382,021
Fair value of vested stock options	—	—	236,832	—	236,832
Net income	—	—	—	685,731	685,731
Balance, September 30, 2019 (unaudited)	10,143,158	$1,014	$19,815,258	$3,488,312	$23,304,584

Three months ended September 30, 2018 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, June 30, 2018 (unaudited)	10,143,158	$1,014	$19,379,338	$3,555,472	$22,935,824
Fair value of vested stock options	—	—	103,664	—	103,664
Net income	—	—	—	(757,117)	(757,117)
Balance, September 30, 2018 (unaudited)	10,143,158	$1,014	$19,483,002	$2,798,355	$22,282,371

Nine months ended September 30, 2018 (Unaudited)

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$22,902,802
Fair value of vested stock options	—	—	232,047	—	232,047
Net loss	—	—	—	(852,478)	(852,478)
Balance, September 30, 2018 (unaudited)	10,143,158	$1,014	$19,483,002	$2,798,355	$22,282,371

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$685,731	$(852,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of vested stock options	236,832	232,047
Depreciation and amortization	459,110	269,726
Amortization of operating lease right-of-use asset	390,713	—
Changes in operating assets and liabilities
Accounts receivable	2,688,617	(692,891)
Inventories	(5,671,126)	(1,926,562)
Prepaid expenses	(819,437)	(599,382)
Deposits	—	(24,205)
Refundable income taxes	484,472	—
Accounts payable	(209,759)	31,795
Customer deposits	149,084	162,285
Accrued expenses and other current liabilities	468,042	97,324
Decrease in lease liability	(351,752)	—
Net cash used in operating activities	(1,489,473)	(3,302,341)

Cash flows from investing activities:
Acquisition of property and equipment	(311,369)	(208,998)
Net cash used in investing activities	(311,369)	(208,998)

Cash flows from financing activities:
Repayment of notes	(172,761)	(82,369)
Net cash used in financing activities	(172,761)	(82,369)

Decrease in cash and cash equivalents	(1,973,603)	(3,593,708)
Cash and cash equivalents, beginning of period	5,640,078	14,201,163
Cash and cash equivalents, end of period	$3,666,475	$10,607,455

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired through issuance of notes payable	$153,307	$662,750
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$2,847,495	$—
Reclassification of prepaid expenses to property and equipment	$113,887	$—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL

STATEMENTS FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2019 AND 2018

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2018 and 2017 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019. These financial statements should be read in conjunction with that report.

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

We recognize revenues from rental equipment on a straight-line basis over the rental period. Our rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges. Our rental revenues have not been significant to date and accounted for less than one percent of our total revenues for the three and nine months ended September 30, 2019 and 2018.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
DC power systems	$6,713,525	$4,958,670
Engineering & Tech Support Services	63,011	39,445
Accessories	162,782	63,043
Total net sales	$6,939,318	$5,061,158

	Nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
DC power systems	$23,146,223	$15,288,835
Engineering & Tech Support Services	232,998	69,667
Accessories	543,430	390,343
Total net sales	$23,922,651	$15,748,845

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
Telecom	$6,753,226	$4,246,099
Government/Military	39,822	659,912
Marine	—	32,016
Other (backup DC power to various industries)	146,270	123,131
Total net sales	$6,939,318	$5,061,158

	Nine months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)
Telecom	$22,497,099	$14,054,886
Government/Military	588,482	1,257,292
Marine	60,642	87,010
Other (backup DC power to various industries)	776,428	349,657
Total net sales	$23,922,651	$15,748,845

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of September 30, 2019 and December 31, 2018.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory are recorded based on an estimated forecast of the inventory item demand in the near future. As of September 30, 2019 and December 31, 2018, the Company has established inventory reserves of $330,000 for obsolete and slow-moving inventory. As of September 30, 2019 and December 31, 2018, the components of inventories were as follows:

	September 30, 2019 (Unaudited)	December 31, 2018

Raw materials	$9,654,350	$6,060,448
Finished goods	4,818,545	2,741,321
	14,472,895	8,801,769
Less: Inventory reserve	(330,000)	(330,000)
Total Inventories, net	$14,802,895	$8,471,769

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of September 30, 2019 and December 31, 2018, the Company had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The Company does not provide any service warranties to its customers that require to be accounted for as a separate performance obligation.

The following is a tabular reconciliation of the product warranty liability:

Changes in estimates for warranties	September 30, 2019 (Unaudited)	December 31, 2018
Balance at beginning of the period	$175,000	$175,000
Payments	(381,301)	(364,163)
Provision for warranties	381,301	364,163
Balance at end of the period	$175,000	$175,000

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized before the Company is able to realize their benefits, or that future deductibility is uncertain. As of September 30, 2019, the Company has sufficient net operating loss carryforwards to offset any taxable income during the period.

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

Authoritative guidance provided by the Financial Accounting Standards Board defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $15,257 and $152,254 at September 30, 2019 and December 31, 2018, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $5,120 and $9,368 at September 30, 2019 and December 31, 2018, respectively, was held in an account at a financial institution located in Romania

Revenues. For the three months ended September 30, 2019, 84% and 7.5% of revenues were generated from the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers. For the same period in 2018, 39% and 37% of revenues were generated from the Company’s two largest customers, both Tier-1 telecommunications wireless carriers. For the three months ended September 30, 2019 and September 30, 2018, sales to telecommunications customers accounted for 97% and 84% of total revenues, respectively.

For the nine months ended September 30, 2019, sales to the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers, accounted for 68% and 19% of total revenues, respectively. For the same period in 2018, the Company’s three largest customers, which are Tier-1 telecommunications wireless carriers, accounted for 61%, 13% and 12% of total revenues, respectively. For the nine months ended September 30, 2019 and September 30, 2018, sales to telecommunications customers accounted for 97% and 89% of total revenues, respectively.

Accounts receivable. At September 30, 2019, 78% and 6% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2018, 45% and 42% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. At September 30, 2019, accounts payable to the Company’s largest vendor represented 35% while the other two largest vendors represented 10% and 7%, respectively. At December 31, 2018, accounts payable to the Company’s largest vendor represented 71% while the other two largest vendors represented 3% each.

Purchases. The Company has established relationships with third party engine suppliers and other key suppliers from which the Company sources components for its power systems. The Company is substantially dependent on two key engine suppliers, Yanmar Engines Company. Purchases from Yanmar represented 53% and 48% of the Company’s total cost of sales for the three months ended September 30, 2019 and 2018, respectively, and 44% and 76% for the nine months ended September 30, 2019 and 2018, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2019 (Unaudited)	September 30, 2018 (Unaudited)
Options	360,000	360,000
Warrants	115,000	115,000
Total	475,000	475,000

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – RESTRICTED CASH

As of December 31, 2018, the Company’s cash balance included restricted cash of $1,002,683. In March 2019, the Company closed the credit facility securing the restricted cash account, and as such, no cash balance was restricted as of September 30, 2019. The restricted cash served as a collateral for the line of credit (see Note 5) opened with a bank in March 2017 and closed in March 2019.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2019 (Unaudited)	December 31, 2018
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	3,237,191	2,808,928
Vehicles	188,597	188,597
Leasehold improvements	390,004	276,901
Office equipment	172,192	134,995
Software	102,690	102,690
Total property and equipment, cost	4,161,423	3,582,860
Less: accumulated depreciation and amortization	(1,919,213)	(1,460,103)
Property and equipment, net	$2,242,210	$2,122,757

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2019 and September 30, 2018 was $163,889 and $114,779, respectively. During the three months ended September 30, 2019 and September 30, 2018, $152,757 and $105,882, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2019 and September 30, 2018 was $459,110 and $269,726, respectively. During the nine months ended September 30, 2019 and September 30, 2018, $428,290 and $243,285, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2019	December 31,
	(Unaudited)	2018
Total Equipment Notes Payable	$1,188,473	$1,207,927
Less Current Portion	329,490	283,388
Notes Payable, long term	$858,983	$924,539

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $29,000 are due through 2023.

NOTE 5 –FINANCING AGREEMENTS

Line of Credit

On March 21, 2017, the Company entered into a Credit Agreement and related documents with Citibank, N.A. for a revolving credit facility in the aggregate amount of up to $1,000,000. The credit facility was secured by a Certificate of Deposit (restricted cash) account opened by the Company with Citibank in the amount of $1,000,000 (see Note 2). On March 20, 2019, the Company terminated the credit facility and transferred the balance of the Certificate of Deposit that secured the credit facility to its liquid cash account. As of March 20, 2019, the Company had not borrowed any funds under the credit facility.

Supplier Agreement

Effective June 4, 2019, the Company executed a Supplier Agreement with Citibank, N.A. Under the terms of the Supplier Agreement, the Company may from time to time offer to sell to Citibank, without recourse, certain of the Company’s accounts receivable relating to invoiced sales made to AT&T. Once AT&T approves the invoice, AT&T sends payment instructions to Citibank. The sale price is equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360.

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to the Company. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of its material obligations under the Supplier Agreement. For the three and nine months ended September 30, 2019, a total of $4,113,621 and $9,367,112, respectively, of accounts receivables were sold to Citibank by the Company, and the Company incurred fees of approximately $20,000 and $42,000, respectively, during the periods then ended.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2018	360,000	$5.28
Granted	—	—
Exercised	—	—
Outstanding, September 30, 2019 (unaudited)	360,000	$5.28
Exercisable, September 30, 2019 (unaudited)	140,000	$5.28

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

During the nine months ended September 30, 2019, the Company expensed total stock-based compensation related to the vested options of $236,832, and the remaining unamortized cost of the outstanding options at September 30, 2019 was approximately $474,000. This cost will be amortized on a straight-line basis over the weighted average remaining vesting period of 2 years.

There was no intrinsic value of the outstanding and exercisable options at September 30, 2019.

NOTE 7 – WARRANTS

At September 30, 2019, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding September 30, 2018	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, September 30, 2019 (unaudited)	115,000	$8.75
Exercisable, September 30, 2019 (unaudited)	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire five years from the date of issuance.

There was no intrinsic value of the outstanding and exercisable warrants at September 30, 2019.

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

During the three months ended September 30, 2019 and 2018, Smartgen performed $54,270 and $26,550 in field services, respectively. Smartgen performed $227,030 and $71,820 in field services for the nine months ended September 30, 2019 and 2018, respectively.

Smartgen had no purchases from the Company during the three months and the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (of which $446,674 is included in general and administration and $77,927 is included in cost of sales in the Company’s unaudited condensed statement of operations)	$524,601

Other Information
Cash paid for amounts included in the measurement of lease liabilities for the first quarter 2019	$—
Weighted average remaining lease term – operating leases (in years)	3.7
Average discount rate – operating leases	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

At September 30, 2019
Operating leases
Long-term right-of-use assets	$2,339,353

Short-term operating lease liabilities	$589,696
Long-term operating lease liabilities	1,818,927
Total operating lease liabilities	$2,408,623

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2019 (remaining 3 months)	$153,765
2020	692,977
2021	720,922
2022	746,752
2023	272,057
Total lease payments	2,586,473
Less: Imputed interest/present value discount	(177,849)
Present value of lease liabilities	$2,408,624

Rent expense for the three months ended September 30, 2019 and 2018 was $203,395 and $158,734, respectively (including short-term and other rentals). Rent expense for the nine months ended September 30, 2019 and 2018 was $601,772 and 414,317, respectively (including short-term and other rentals).

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

Overview

We design, manufacture and sell direct current, or DC, power systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, cogeneration, distributed power and uninterruptable power supply. With the introduction of new LPG / propane and natural gas line of generators and solar hybrid power systems we will expand our markets to include residential and commercial. We plan to sell tier 1 and 2 telecom as direct accounts with residential and commercial being sold through distribution. Within the telecommunications market, our DC power systems provide reliable and low-cost Electrical power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 32 kW:

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

Our DC power systems are available in diesel, natural gas, LPG / propane, and renewable fuel formats. Diesel, natural gas and propane gas being the predominant formats.

The current transition of telecommunications cellular network technology from 3G and 4G to 5G and to “edge computing at the cell tower” (i.e., allowing data produced by IoT devices to be processed closer to where the data is created rather than transmitting the data across long routes to the cloud or to data centers) requires an increase in power and reliability. In that regard, our telecommunications customers have expressed a desire for us to develop new products to addresses this need for increased power while reducing or keeping the same volume of space at the cell site. An increase in the size of our products would result in the need for more space at cell sites which, in turn, would result in many of our customers being subjected to increased rent and permitting costs. We feel that its the tight space requirements that gives Polar a competitive advantage over competition. Commencing in 2019, we began demonstrating higher-power DC generators to our Tier-1 telecommunications customers that are the same weight and footprint of our current DC generators. AC generators can be up to twice the size and weight of our DC generators, which are based on permanent magnet technology.

Our business from domestic Tier-1 telecommunications customers, which we believe are in the early stages of a multiyear expansion cycle, is driven primarily by the need for network reliability.  The telecom industry’s capital investment to upgrade existing telecom sites with backup power systems is competing with the capital needs associated with the expansion of 5G and cell site edge computing networks. We believe these rollouts will significantly expand the use of data and video streaming services including IoT uses, telemedicine, autonomous vehicles, and industrial internet, thereby requiring robust backup systems that eliminate the smallest data disruptions. We believe our higher capacity backup systems, which we believe are more dense in terms of storage and power than backup systems offered by our competitors, will satisfy the needs of next generation cell sites.

During the first nine months of 2019, we focused our R&D efforts on developing environmentally friendly solar hybrid power systems based combining solar with LPG and natural gas, this technology lowers CAPEX and OPEX and carbon emissions.

Recently, we successfully completed EPA emissions testing of our LPG and natural gas generators that range in output from 10kW to 15kW and which incorporate an 30,000 to 90,000 hour life engine with our proprietary control system. We plan to market these stationary generators within the telecom, commercial and residential markets. In addition, the recent fires in California which resulted in power shutdowns for both commercial and residential customers has led to an increase in market opportunities for lower emission backup generators. In addition, we displayed our LPG generator at the 2019 WLPG  global conference in Amsterdam and have received significant follow-up interest in jointly addressing the power needs in emerging markets.

During the third quarter of 2019, we experienced a slowdown in backup generator product orders within the Tier-1 telecom markets we serve. We believe this slowdown is combination of factors including a temporary shift in budgets for mergers and acquisitions, 5 G roll outs, and a result of our Tier-1 customers’ evaluating the impact of 5G on their future power requirements. Specifically, our Tier-1 telecommunications customers are attempting to define the correct power output for future 5G sites which, in turn, has lead to slowdown in orders. We offer a complete line of telecom backup generators, ranging in output from 6kW to 20 kW.  We anticipate sales of our backup generator products will increase shortly after our Tier-1 telecommunications customers define their product mix requirements. We have also accelerated our market and geographic diversification strategy to counter the volatility within the domestic Tier-1 telecommunications market. The introduction of our LPG product line, development of indirect sales infrastructure and introduction of target market specific product configurations are some of the key cornerstones of our diversification strategy.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company product to cover repair or replacement should a product not perform as expected. The Company’s warranties are not a separate performance obligation and no transaction price is allocated to it. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of September 30, 2019, and December 31, 2018, we had accrued a liability for warranty reserve of $175,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The Company does not provide any service warranties to its customers that require to be accounted for as a separate performance obligation.

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

Financial Performance Summary and Outlook

Our net sales for the three and nine months ended September 30, 2019 were $6,939,318 and $23,922,651, respectively. This represents a 37% and 52% increase, respectively, in net sales as compared to $5,061,158 and $15,748,845 for the three and nine months ended September 30, 2018, respectively. These increases are primarily a result of increased sales of our DC power systems to Tier-1 telecommunications customers in the U.S.

Our sales backlog as of September 30, 2019 was $3.0 million. We anticipate that approximately 90% of these orders will ship and be recognized as revenues during the next two quarters. We are experiencing short-term volatility with our Tier-1 telecom customers as they shifted their budgets for the second half of 2019 to favor 5G roll-out relative to back-up power. This movement negatively impacted our bookings for the quarter ended September 30, 2019. We believe these are short-term shifts and remain confident in our customers’ forecasts for 2020.

During the nine months ending September 30, 2019, we invested in expanding our manufacturing capacity and stocking inventory of raw materials in order to improve our order fulfillment times and better serve our customers. We continue to focus our efforts on growing our customer base and diversifying our product line and markets we serve.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2019 (unaudited)	2018 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2019	2018
Net sales	$6,939,318	$5,061,158	$1,878,160	37%	100.0%	100.0%
Cost of sales	4,707,412	3,530,847	(1,176,565)	(33%)	67.8%	69.8%
Gross Profit	2,231,906	1,530,311	701,595	46%	32.2%	30.2%
Sales and marketing expenses	707,171	717,983	10,812	2%	10.2%	14.2%
Research and development expenses	546,144	571,300	25,156	4%	7.9%	11.3%
General and Administrative expenses	935,352	1,004,984	69,632	7%	13.5%	19.9%
Total operating expenses	2,188,667	2,294,267	105,600	5%	31.5%	45.3%
Income (loss) from operations	43,239	(763,956)	807,195	106%	0.6%	(15.1%)
Interest expenses	(13,676)	(2,777)	(10,899)	(392%)	(0.2%)	(0.1%)
Other income	18,678	9,616	9,062	94%	0.3%	0.2%
Net income (loss)	$48,241	$(757,117)	$805,358	106%	0.7%	(15.0%)

Net Sales. Net sales increased $1,878,160, or 37%, to $6,939,318 for the three months ended September 30, 2019, as compared to $5,061,158 for the same period in 2018. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Our two largest customers for the quarter ended September 30, 2019 were AT&T and Verizon Wireless accounted for 84% and 7.5% of our total net sales, respectively, as compared to AT&T and T-Mobile which accounted for 39% and 37%, respectively, of total net sales for the same period in 2018.

Cost of Sales. Cost of sales during the three months ended September 30, 2019 increased by $1,176,565, or 33%, to $4,707,412, as compared to $3,530,847 during the same period in 2018 as a result of an increase in shipments of our DC powers systems during the three months ended September 30, 2019, as compared to the same period in 2018. Cost of sales as a percentage of net sales during the three months ended September 30, 2019 decreased to 67.8% as compared to 69.8% in the same period in 2018 as a result of a decrease in material costs, an increase in labor efficiencies and improved absorption of manufacturing overhead.

Gross Profit. Gross profit during the three months ended September 30, 2019 increased by $701,595, or 46%, to $2,231,906, as compared to $1,530,311 during the same period in 2018. Our gross profit as a percentage of net sales was 32.2% for the quarter ended September 30, 2019, as compared to 30.2% in the same period in 2018. The increase in gross profit margin was attributable to an increase in manufacturing labor efficiencies and improved manufacturing plant capacity utilization.

Sales and Marketing Expenses. During the three months ended September 30, 2019, sales and marketing expenses decreased by $10,812, or 2%, to $707,171, as compared to $717,983 during the same period in 2018. Our sales and marketing expenses are expected to remain relatively constant for the remainder of 2019 as we continue to market and promote our DC power systems in the U.S. and international markets as part of our ongoing strategy to expand our customer base.

Research and Development Expenses. During the three months ended September 30, 2019, research and development expenses decreased by $25,156, or 4%, to $546,144, as compared to $571,300 during the same period in 2018 as a result of fewer projects under development during the most recent quarterly period.

General and Administrative Expenses. General and administrative expenses decreased by $69,632, or 7%, to $935,352 during the three months ended September 30, 2019, as compared to $1,004,984 during same period in 2018. The decrease in G&A was a result of a reduction in administration support services used to support the production ramp-up in the last twelve months. We anticipate our general and administrative costs to remain relatively constant during the remainder of 2019.

Interest Expense. Interest expense for the three months ended September 30, 2019 was $13,676, as compared to $2,777 during the same period in 2018, an increase of $10,899. Our interest expense during the three months ended September 30, 2019 is mainly attributable to financing costs related to the acquisition of new manufacturing equipment.

Income Tax. We had no income tax expense for the three months ended September 30, 2019, and for the same period in 2018.

Net Income. As a result of the factors identified above, we reported net income of $48,241, or $0.00 per basic and diluted share, for the three months ended September 30, 2019, as compared to a net loss of $757,117, or ($0.07) per basic and diluted share, for the same period in 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2019 (unaudited)	2018 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2019	2018
Net sales	$23,922,651	$15,748,845	$8,173,806	52%	100.0%	100.0%
Cost of sales	16,336,576	10,672,707	(5,663,869)	(53%)	68.3%	67.8%
Gross Profit	7,586,075	5,076,138	2,509,937	49%	31.7%	32.2%
Sales and marketing expenses	2,032,643	1,968,152	(64,491)	(3%)	8.5%	12.5%
Research and development expenses	1,649,794	1,371,981	(277,813)	(20%)	6.9%	8.7%
General and Administrative expenses	3,209,596	2,589,018	(620,578)	(24%)	13.4%	16.4%
Total operating expenses	6,892,033	5,929,151	(962,882)	(16%)	28.8%	37.6%
Income (loss) from operations	694,042	(853,013)	1,547,055	181%	2.9%	(5.4%)
Interest expenses	(34,389)	(8,181)	(26,208)	(320%)	(0.1%)	(0.1%)
Other income	26,078	8,716	17,362	199%	0.1%	0.1%
Net income (loss)	$685,731	$(852,478)	$1,538,209	180%	2.9%	(5.4%)

Net Sales. Net sales increased $8,173,806, or 52%, to $23,922,651 for the nine months ended September 30, 2019, as compared to $15,748,845 for the same period in 2018. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our two largest customers for the nine months ended September 30, 2019, AT&T and T-Mobile, accounted for 68% and 19% of our total net sales during the nine months ended September 30, 2019. Sales to our three largest customers as of September 30, 2018, AT&T, Verizon Wireless and T-Mobile, accounted for 61%, 13% and 12%, respectively, of total net sales.

Cost of Sales. Cost of sales during the nine months ended September 30, 2019 increased by $5,663,869, or 53%, to $16,336,576, as compared to $10,672,707 during the same period in 2018. The cost of sales increased as a result of an increase in shipped orders of our DC powers systems during the nine months ended September 30, 2019, as compared to the same period in 2018. Cost of sales as a percentage of net sales during the nine months ended September 30, 2019 increased to 68.3%, as compared to 67.8% in the same period in 2018 as a result of a slight increase in factory overhead absorption.

Gross Profit. Gross profit during the nine months ended September 30, 2019 increased by $2,509,937, or 49%, to $7,586,075, as compared to $5,076,138 during the same period in 2018. Our gross profit as a percentage of net sales was 31.7% for the nine months ended September 30, 2019, as compared to 32.2% in the same period in 2018. The decrease in gross profit margin was attributable to an increase in factory overhead absorption during the nine months ending September 30, 2019, as compared to the same period in 2018.

Sales and Marketing Expenses. During the nine months ended September 30, 2019, sales and marketing expenses increased by $64,491, or 3%, to $2,032,643, as compared to $1,968,152 during the same period in 2018. The increase in sales and marketing expenses was attributable to an increase tradeshows and similar promotional events to showcase our DC power systems.

Research and Development Expenses. During the nine months ended September 30, 2019, research and development expenses increased by $277,813, or 20%, to $1,649,794, as compared to $1,371,981 during the same period in 2018. The increase in research and development expenses was attributable to ongoing sales support to meet new customer requirements and new product development as part of our ongoing strategy to expand our product line and diversify our customer base.

General and Administrative Expenses. General and administrative expenses increased by $620,578, or 24%, to $3,209,596 during the nine months ended September 30, 2019, as compared to $2,589,018 during same period in 2018. The increase was due to a combination of increases in salaries as a result of additions of management staff, an increase in office rent related to our new facility, an increase in the cost of employee fringe benefits, and an increase in staff recruiting services.

Interest Expense. Interest expense for the nine months ended September 30, 2019 was $34,389, as compared to $8,181 during the same period in 2018, an increase of $23,208. Our interest expense during the nine months ended September 30, 2019 is mainly attributable to financing costs related to the acquisition of new manufacturing equipment.

Income Tax. We had no income tax expense for the nine months ended September 30, 2019, and for the same period in 2018.

Net Income/Loss. For the nine months ended September 30, 2019, we reported net income of $685,731, or $0.07 per basic and diluted share, as compared to a net loss of $852,478, or $(0.08) per basic and diluted share for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2019, we funded our operations primarily from cash on hand and sales of receivables under our Supplier Agreement with Citibank. These funds were also used to make capital expenditures and to increase inventory to support a higher level of production. As of September 30, 2019, we had working capital of $21,306,930, as compared to working capital of $21,089,802 at December 31, 2018. This $217,128 increase in working capital is primarily attributable to our ability to collect on accounts receivable in a shorter period of time as a result of our Sup plier Agreement with Citibank, N.A. and using such funds to increase our inventory levels. During the nine months ended September 30, 2019, we sold $9,367,112 of receivables to Citibank under our Supplier Agreement, and incurred fees of approximately $42,000 in connection with such sales.

On September 30, 2019 and December 31, 2018, our net trade receivables totaled $5,038,302 and $7,726,919, respectively. On September 30, 2019, $3,927,171 (78%) represented customer account balances relating to our largest customer. On December 31, 2018, the customer account balances for our two largest customers were $3,457,433 (45%) and $3,220,907 (42%).

Our available capital resources on September 30, 2019 consisted primarily of $3,666,475 in cash and cash equivalents, as compared to $5,640,078 as of December 31, 2018.

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

Supplier Agreement

Effective June 4, 2019, we entered into a Supplier Agreement with Citibank, N.A. Under the terms of the Supplier Agreement, we may from time to time offer to sell to Citibank, without recourse, certain of our accounts receivable relating to invoiced sales made to AT&T. Once AT&T approves the invoice, AT&T sends payment instructions to Citibank. The sale price is equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360.

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to us. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of, its material obligations under the Supplier Agreement. During the nine months ended September 30, 2019, the Company sold receivables of $9,367,112 under the Supplier Agreement.

Future Capital Requirements

We believe that our current and future available capital resources, revenues from operations and other sources of liquidity will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2019	September 30, 2018
	(Unaudited)	(Unaudited)
Net Cash Used In:
Operating Activities	$(1,489,473)	$(3,302,341)
Investing Activities	(311,369)	(208,998)
Financing Activities	(172,761)	(82,369)
Net decrease in cash	$(1,973,603)	$(3,593,708)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $1,489,473, as compared to net cash used in operating activities of $3,302,341 for same period in 2018. This increase in net cash used in 2019 was primarily due to net income of $685,731, an increase in inventories of $5,671,126, an increase in prepaid expenses of $819,437, a decrease in accounts payable of $209,759, coupled with a decrease in accounts receivables of $2,688,617.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 totaled $311,369, as compared to $208,998 for the same period in 2018, an increase of $102,371. This increase was primarily due to an increase in property and equipment acquisitions related to expansion of our production facility.

Financing Activities

Net cash used in financing activities totaled $172,761 for the nine months ended September 30, 2019, as compared to $82,369 for the same period in 2018. This increase was primarily due to increased equipment financing during the period.

Backlog

As of September 30, 2019, we had a backlog of $3.0 million. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Over 99% of our backlog at September 30, 2019 was comprised of purchases of DC power systems by telecommunications customers. We believe that approximately 90% of our backlog will be shipped during the next two quarters. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

We are experiencing short-term volatility with our Tier-1 telecom customers as they shifted their budgets for the second half of 2019 to favor 5G roll-out relative to back-up power. This movement negatively impacted our bookings for the quarter ended September 30, 2019. We believe these are short-term shifts and remain confident in our customers’ forecasts for 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of September 30, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to three customers within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market, AT&T, T-Mobile and Verizon Wireless. Any factor adversely affecting sales of these power systems to these three customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. In addition, any unfavorable change in our business relationship with our Tier-1 telecommunications wireless carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on our results of operation and financial condition. Our plan to invest in the development of higher capacity DC hybrid solar systems to address data centers and other applications within the telecommunications market may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from two key engine suppliers, Yanmar Engines Company and Perkins Engines. Purchases from Yanmar and Perkins represented approximately 44% and 12% of our total cost of sales for the nine months ended September 30, 2019. We do not have any long-term contracts or commitments with Yanmar or Perkins. If these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we plan to increase sales to customers outside the U.S. as we pursue expanding our business with current and potential customers worldwide. We have established full-time sales executives and support staff in Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. We expect that international sales will increase over time and that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Date: November 14, 2019	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary