Form 10-K
period 2019-12-31
Polar Power, Inc.
filed 2020-05-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

Polar Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

249 E. Gardena Blvd., Gardena, California	90248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 830-9153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value	POLA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $16,323,208.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 14, 2020 was 10,125,681.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for direct current power generators, renewable energy and cooling systems; the effect and consequences of the novel coronavirus, or COVID-19, public health crisis on matters including U.S., local and foreign economies, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

ii

PART I

Item 1.	Business

Overview

We design, manufacture and sell direct current, or DC, power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, marine and industrial.

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

Our DC power systems are available in diesel, natural gas, LPG / propane and renewable formats, with diesel, natural gas and propane gas being the predominate formats.

The current transition of telecommunications cellular network technology from 3G and 4G to 5G and to “edge computing at the cell tower” (i.e., allowing data produced by IoT devices to be processed closer to where the data is created rather than transmitting the data across long routes to the cloud or to data centers) requires an increase in power and reliability. In that regard, our telecommunications customers have expressed a desire for us to develop new products to addresses this need for increased power while reducing or keeping the same volume of space of our products to be located at the cell site. An increase in the size of our products would result in the need for more space at cell sites which, in turn, would result in many of our customers being subjected to increased rent and permitting costs. We believe that our customers’ tight space requirements provide us with a competitive advantage over our competitors.

During 2019, most Tier-1 telecommunications companies began deployment of 5G networks in densely populated urban centers, resulting in a significant increase in the number of small cells being installed. The majority of Tier-1 telecom providers plan to connect small cells to macro cell sites for both power and data needs, In 2019, we developed a 35% higher power output generator that is configured in the same format and footprint as our previous model, to meet the growing power needs of 5G cell sites. In the fourth quarter of 2019, we commenced shipments of our 20 kW generators to two Tier-1 telecommunications customers and we anticipate a gradual shift towards higher power output generators in the telecommunications industry.

Our business from domestic Tier-1 telecommunications customers is driven primarily by the need for higher network reliability, which in turn, drives the need for backup generators. Globally, major telecom companies are racing towards implementing 5G networks which requires densification of the current infrastructure in both urban and rural environments. Many expect that 5G networks will revolutionize how we consume data, video and voice, combined with streaming and IoT applications. We believe that as a result of this expansion, network reliability will become a key differentiator amongst the various telecommunications providers. In that regard, we believe our line of backup power generator products, designed to be 40% more compact than an equivalent alternating current, or AC, generator and available in various fuel types provides us competitive advantage within the global telecommunications markets.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and, in the following weeks, many U.S. states and foreign countries issued lockdown orders negatively impacting the operations of our manufacturing facilities and customer demand for our products. Since then, the COVID-19 situation within the U.S. and foreign countries has rapidly escalated. In March 2020, we furloughed approximately 65% of our workforce. We continue to monitor the situation closely and it is possible that we may be required to implement further measures.

Our History

We were incorporated in 1979 in the State of Washington as Polar Products, Inc., and in 1991 we reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware. Our internet website address is https://polarpower.com/.

Recent Business Events

During the fourth quarter of 2019, and extending into the first quarter of 2020, our U.S. Tier-1 telecommunications customers postponed orders and shipments to the latter part of 2020 which resulted in an 87% decline in net revenues during the fourth quarter of 2019 as compared to the third quarter of 2019. We believe that this slowdown in the sales of our backup generators is a result of, among other things, the following:

●	a shift in the allocation of their capital expenditure budgets from backup power solutions to the transition of their 3G and 4G networks to 5G networks which we believe to be temporary given the ever increasing federal and state laws requiring backup power on cell sites;

●	delays experienced by our customers in determining the future power requirements associated with new 5G networks where macro cell sites are connected to numerous small cell sites; and

●	a trend by some of our customers of divesting tower assets to invest capital into the acquisition of wireless communication spectrum.

We believe that what we experienced in the fourth quarter of 2019 and the first quarter of 2020 is temporary in nature and that, subject to the overall effects of the COVID-19 pandemic on our customers’ businesses, our sales will improve in the upcoming quarters once our customers have made significant inroads in the deployment of their 5G networks and have defined the power needs for these networks.

We offer a complete line of DC backup generators, ranging in output from 6kW to 32 kW. During 2019, we continued our efforts in international markets, through demonstrations of our products to large telecommunications network providers. We also developed a higher output power generator and an LPG/propane powered generator for emerging growth markets. We anticipate our regional expansion, combined with new products, can help us diversify our sales during 2020. We believe the long-term impact of COVID-19 demonstrates the need for telemedicine and contact tracing, both of which require the IoT and 5G networks, thereby increasing the demand for our products. However, the COVID-19 pandemic has had a significant negative impact on our ability to market and sell our products, especially our ability to demonstrate our products to current and potential customers, and to complete new product introductions.

During 2019, we also developed an environmentally friendly solar hybrid power system based on a combination of solar with liquified petroleum gas, or LPG, and propane powered generators which we believe lowers both capital expenditures and operating expenditures. In the fourth quarter of 2019, we received our certificate of conformity from the U.S. Environmental Protection Agency, or EPA, on small spark-ignition Toyota engines which will be used in our new LPG / propane generators. These new generators, equipped with proprietary control systems, have been specifically designed to run 24/7 for air-conditioning applications and will provide power outputs between 6kW to 15 kW with 30,000- to 90,000-hour lifecycle runtime engines. We plan to market these stationary generators within the telecommunications, commercial and residential markets primarily through third party distributors.

During 2019, we increased our manufacturing plant capacity by adding automation equipment to improve production efficiencies and product output.

Markets

We operate primarily within the telecommunications market and, to a lesser extent, in other markets including military, electrical vehicle charging, cogeneration, distributed power and uninterruptable power supply.

Telecommunications

We believe that investments in wireless telecommunications infrastructure is on the rise globally due to rising data usage and increased pressure to reduce operating costs requiring providers to improve operational efficiencies while expanding network coverages into remote or rural areas. Increased reliance on wireless networks is also resulting in increased demand for reliability of these systems resulting in higher demand for power backup systems. We believe that some of the key aspects fueling the growth of telecommunications operators include:

●	improved operational efficiency of telecommunications towers, with an emphasis on reducing power consumption and power generation costs;

●	increased need for communications during natural and manmade disasters has resulted in a strengthening of telecommunications infrastructure;

●	increased active user base through the expansion of networks in remote or rural areas in developing nations and the U.S.; and

●	increased densification and data transfer speeds that increase the usage of additional services such as internet and video on smart mobile devices.

The electrical power requirement for cell towers can be segmented into the following areas:

●	Good Grid. Currently, the majority of our sales are related to new installations in the U.S. It is within this market where we have the most competition from legacy AC generation technology. The technological advantages of our DC power systems as compared to legacy AC power systems includes smaller size, longer reserve (backup) time, lower acoustic noise, the ability to operate on low gas pressures, ease of installation and site permitting. Because backup generators are typically operated less than 100 hours a year, the higher fuel efficiency, reduced maintenance and longer service life of our products are oftentimes not considered in the customer procurement process. As a standalone component, AC generators are typically lower in cost than an equivalent DC generator. As in installed cost, in most instances, DC generators will have a lower cost. Most wireless companies are highly compartmentalized thereby making it difficult for them to validate the ownership advantages of DC generators over AC generators.

●	Bad Grid: This is comprised primarily of the overseas market Within this market, it is not uncommon for an electrical grid to operate other than on a 24-hour basis. Oftentimes, these grids will operate for only 4 to 18 hours a day. Typically, the cost of bad grid electricity is lower than the cost of fuel, so the goal is to store as much energy from the grid in a battery while its available and then use the battery while the grid is not operational. For extended outages beyond the battery energy storage, a generator is used. Due to the higher number of generator run hours, fuel economy becomes an important factor. Here is where we believe our hybrid systems, that are combined with lithium ion batteries, are more cost competitive as compared to AC generator systems.

●	Off Grid. This is comprised primarily of the overseas market and, to a lesser extent, the U.S. market. We have been servicing this wireless market since 1994 (and the microwave tower market since 1985). AC generators compete in this market primarily due to their legacy presence and the lack of knowledge on the part of the wireless operators of the advantages of a DC generator. DC solar and non-solar hybrid applications represent our largest growth opportunities within the overseas markets.

In order to improve wireless tower efficiency globally, service providers are divesting these fixed assets to more agile regional tower operators, while simultaneously upgrading wireless technologies to maintain competitive services. As electronics efficiencies have improved, the amount of electronics on cell sites have increased thereby creating a greater demand for energy. The improvement in electronics, including the ability to operate at higher temperatures, has reduced the need for air conditioning. We consider this to be the single most important factor driving the use of DC generators within the telecommunications market. The other trend is the elimination of walk-in shelters in favor of housing electronics “outdoor” in smaller cabinets. Increased new construction of these outdoor tower facilities has provided us with the ability to market our higher-efficiency DC power systems to these tower operators globally.

Military

Food, communications, transportation and weapon systems are the lifeblood of a military unit. With few exceptions, military communications operate on 28 volts DC or 48 volts DC sources. Almost everything on the battlefield uses batteries and they require charging including robotics that move materials from one place to another and/ or provide weaponized platform. We believe that military technologies based on DC generators and battery energy storage will have a growing impact on reducing casualties and help counter the effects of IEDs. We believe that the demand for DC power with the military is increasing as the use of pulsed energy weapon systems are developed and implemented on the battlefield. Weapons that use high energy pulses to power laser, kinetic projectiles, particle beams, and high-powered microwaves have DC power requirements that can climb as high as 6 megawatts.

The objectives of the creation of a new generation of power generators are:

●	enhanced mobility, reliability and maintainability;

●	improved fuel efficiency;

●	reduced system size and weight;

●	reduced infrared and acoustic signatures;

●	increased survivability in rugged combat operations; and

●	reduced total cost of ownership.

The Advanced Medium Mobile Power Sources, or AMMPS, the U.S. Department of Defense’s third generation of military power generators, is a program to provide 5-60kW generators in either a skid, trailer mounted, or Microgrid configuration to replace legacy generators. The new generation of mobile electric power generators will also have the capability to connect together to form an efficient power distribution center to create “power islands” that serve both DC and AC loads. In addition, solar and wind power is being added to AMMPS to create hybrid systems that can function as self-sustaining power sources in remote areas. The next generation of power systems are required to provide 21% higher fuel efficiency, reduce noise and weight, increased system reliability by 90% and be capable of performing in extreme environments. Our DC hybrid power systems, with integrated controls that manage energy produced by solar and lithium battery solutions, provide higher fuel efficiency than traditional powered power systems currently used by the military. We believe our complete line of commercialized DC hybrid power systems in use for the past decade provides us with a competitive advantage in meeting stated power system goals outlined by Department of Defense.

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

During the past three decades, we have shipped 2 kW to 30 kW advanced power units, comprised of hybrid vehicle power systems, auxiliary power systems and prime power systems, to the U.S. Department of Defense and to its prime contractors for a wide variety of missions covering the land, sea and air. During the years ended December 31, 2019 and 2018, sales of auxiliary power systems designed for use in military combat vehicles represented 2.4% and 6.1%, respectively, of our net sales.

We began our military business as a sub-contractor to major defense contractors and as prime contractor providing DC generators and battery charging systems to the U.S. Department of Defense. Over the years, we have observed that engaging in direct sales programs sponsored by the Department of Defense oftentimes results in higher than normal proposal costs and increased volatility in our ability to be awarded contracts awards. Over the next several years we plan to focus our military business on sales of our products to the major prime contractors who will, in turn, integrate our products into their products. Currently, we are working on the development of DC generators for two separate robotic programs and one communications program as a sub-contractor to major defense contractors. We believe this shift in focus away from the Department of Defense to defense sub-contractors may result in stronger military sales during 2021 and beyond.

As a result of a current military contract we are also in the process of developing a higher-voltage DC alternator which is capable of producing a power output of up to 50 kW. In addition to numerous military applications, we plan to target this product for powering mini-grids and for edge computing data centers. We believe the compact size and high efficiency and reliability of our generator will be attractive to this market sector.

Residential and Commercial Power

Extreme weather and man-made and natural disasters are increasing thereby expanding the need for backup generators and micro-grids. The grids are experiencing increased demand for energy as a result of increased air-conditioning and charging electric vehicles. We believe these events are also expanding our opportunity to market combined heat and power, or CHP, and micro-cogeneration systems (i.e., heat, air-conditioning, and power).

Many AC backup generators that are under 30 kW are typically designed for low cost and as a result have limited service life. We intend to market and sell a multipurpose generator with low operating and higher reliability into a smaller segment of this growing market.

In addition, we believe that there will be increase in demand for DC generators for micro-grid applications. We are in the process of marketing 30 kW to 200 kW generators for these applications.

We believe that low-cost, under 30 kW output, AC generators marketed to residential markets may not meet the current market needs of homeowners. Over the past decades typical backup needs were less than 100 hours of use per year and AC generators were optimized to meet these limited performance requirements enabling a lower sale price. With growing climate change, we are now experiencing more severe storms, natural disasters and fires resulting in loss of grid power for several days and, in many cases, weeks. These lower cost AC generators require higher maintenance with a shorter operational life.

We have designed long-life, fuel efficient, multi-purpose, low maintenance generators that give the owner greater versatility on selecting the energy sources to meet his power needs. The owner can choose from grid, natural gas, propane, and solar energy sources to power the owner’s home, office, or charge the owner’s vehicle. Our generators can be operated 24/7 with once a year maintenance. Our research demonstrates that our products require less maintenance and cost than fuel cells.

A typical home in the U.S. is designed to operate on 120/240 Volts AC at a frequency of 60 cycles. An AC generator can accomplish this directly only after the home is disconnected from the grid using a transfer switch. This direct connection creates a potential for damage to household appliances and electronics due to generator failure caused by an engine or controls malfunction. Using a typical low-cost AC generator, even from the major brands, exacerbates this potential problem.

Our DC generators use an inverter to convert DC power to AC power to supply the home or office. The inverter is solid state without moving parts and can supply the exact required voltage and frequency thereby helping to protect the appliances. The solar PV has a DC output and can be connected in parallel with the DC generator and feed the combined power to the inverter. This reduces the need for batteries which is an expensive component of a solar system. Most utilities demand that macro cogeneration and CHP systems that want to connect to the grid use an inverter interface.

During 2019, we developed an environmentally friendly solar hybrid power system based on a combination of solar with LPG and propane power sources which we believe lowers both capital expenditures and operating expenditures. In the fourth quarter of 2019, we received our certificate of conformity from the U.S. Environmental Protection Agency, or EPA, on small spark-ignition Toyota engines which will be used in our new LPG / propane generators. These new generators have been specifically designed to run 24/7 for air-conditioning applications and will provide power outputs between 6kW to 15 kW and which incorporate a 30,000- to 90,000-hour life engine with our proprietary control system. We plan to market these stationary generators within the telecom, commercial and residential markets primarily through third party distributors.

We believe that by using a natural gas powered DC generator, integrated with a solar PV array, will be instrumental in providing electric utilities additional power generation capacity while offering the capacity to backup homes and offices needs during natural catastrophes and man-made disasters. During the summer months many States lack adequate electric production capacity to power homes and businesses during peak hours resulting in black-outs or brown-outs. In addition, many homes and commercial business lack sufficient power to charge an electric vehicle, or fleet of electric vehicles.

Most electric utilities penalize peak power usage to reduce consumption, which increases the cost to charge electric vehicles, which reduces the adoption of electric vehicles. We believe producing energy using our natural gas generator at point-of-use reduces transmission losses, improves efficiencies thereby reducing charging costs and carbon emissions.

We also believe that energy requirements associated with EV charging could drive the use of CHP systems. We believe that the use of DC generators with inverters in a CHP application could replace oil-fueled and natural gas heaters in the Eastern U.S. Our CHP or cogen products can produce space heating and electricity at the same time. An advantage of CHP over current oil and natural fueled heating is that grid power is not required to operate the heaters blowers, fuel pumps, or controls. Our technology allows continued heating and provides electricity in the worst of storms.

Our Competitive Strengths

We have over a 30-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, industrial and marine markets. We have invested significant capital and engineering expertise to develop products that capitalize on the growing trend towards environmentally friendly and fuel-efficient power generation systems. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development efforts has led to the integration of high-efficiency DC alternator technology with conventional engines to provide highly reliable backup power solutions for telecommunications towers. During the last decade, we invested significant capital in the development of charge control algorithms that allow our DC power generators to safely charge various types of battery chemistries. We believe this feature gives our customers higher field reliability and uptime when compared to conventional AC generators.

●	Engineering Expertise. During the last few years, we invested significant capital in expanding our field sales staff globally. Our direct sales model, where our engineers and sales personnel jointly assess customer needs and design customized solutions, has resulted in success with the top three Tier-1 wireless providers in the U.S. We design and manufacture our DC alternators, controls and enclosures in-house. We believe this allows us to customize designs to applications reducing system weight and size. In addition, DC alternators are inherently more efficient than AC systems, thereby more fuel efficient. Our proprietary battery charging algorithms reduce generator run time thereby reducing maintenance cost and increasing life.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless provider customers.

●	Strong Customer Base. A significant percentage of our sales are comprised of direct sales to our customers. Currently, a significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. Since 2017, we substantially expanded our global sales and service network to market directly to Tier-1 telecommunications providers. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established sales offices in Namibia, Dubai, Singapore, Australia, Poland and the Dominican Republic. Our sales team directly markets to Tier-1 companies in their regions.

●	Experienced Management Team. Our Chief Executive Officer and key engineers combined have over 40 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating management’s abilities and our engineering aptitude can be found in our successful track record over the last 25 years of executing fixed-cost research, design and engineering contracts, with an average of eight projects per year.

Business Strategy

We believe the growth in wireless telecommunications infrastructure in the U.S. and international markets has led to a rapid rise in the need for DC backup power systems. With our 30 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging source within the telecommunications industry. Because of the increased reliance on wireless networks during emergencies and natural disasters, existing and new wireless installations are being upgraded to provide reliable operations during time of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest significant capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless providers and more than 500 small wireless and cable operators in the U.S. We believe small telecommunications companies that service rural areas have more off-the-grid sites than the Tier 1 wireless telecommunications companies. Our goal is to further diversify our customer base. We believe the rapid transition towards 5G, resulting in an increased demand to equip cellular tower sites with backup equipment, will expand our market size. Our ability to compete on an economic basis with AC power systems at large volumes, will result in a significant transition of the marketplace from AC power systems to DC power systems.

●	Expand global sales to bad-grid or off-grid markets: The increase in subscriber base in rural and remote areas in developing countries has increased the deployment of telecommunication sites in off-grid and bad-grid areas. Approximately 99% of our DC power systems sales are to U.S. customers, which we believe represents only 4.7% of the total global telecommunications market. Due to frequent power outages and lack of electric infrastructure in rural areas in developing nations, we believe a significant opportunity exists for sales of our backup DC power systems to customers located in regions, such as South East Asia, Australia and Africa. We have established regional direct sales offices in South Africa, U.A.E., Singapore, Australia, Romania, Poland and Dominican Republic to promote and sell product to local regional telecommunication providers.

●	Develop LPG and natural gas DC power systems. Increases in natural disasters and emergencies during the past decade has resulted in increased demand for backup power systems for residential and commercial applications. In addition, we believe that the rise in use of electric vehicles and trucks will strain the electrical grid creating the need to use renewables and microgrids to supplement the grid. During 2018, we developed a supply relationship with Toyota Engines in Japan and Bosch in Germany to develop a new series of long-life, low-maintenance, fuel-efficient engines that we believe will increase our competitiveness in both telecommunications and solar hybrid applications. We also believe the ease of access to natural gas and propane during natural emergencies in residential and commercial areas is a key advantage for our new product line. In 2019, we completed the development of our natural gas powered DC system for the telecommunications and residential markets. We successfully obtained EPA certification for the Toyota engine used in this product and we plan to demonstrate this product to a commercial and residential customer base. In 2020, we received initial orders from our key customers in the U.S. and internationally.

●

Expand renewable solar energy product offerings. We believe that increased environmental regulations, combined with the declining cost of solar and advanced storage batteries, has accelerated the shift of the telecommunications tower operators towards solar hybrid systems in both off-grid and bad-grid applications worldwide. In the developing regions like Africa, South East Asia and Latin America significant regions lack electric infrastructure which is being addressed by developing micro-grids and point-of-use locations. A number of global studies have now concluded that telecommunication towers in many emerging nations generate a greater amount of pollution than automobiles. This conclusion has led a number of governments to subsidize the adoption of solar and energy storage in off-grid telecommunication towers. In some nations, subsidizing is also accompanied with mandates to install lower emission backup power systems. We believe our DC power systems are inherently more energy efficient and less polluting than equivalent AC power systems and therefore we view these mandates as assisting us to enter into these large telecom markets.

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

In 2018, we developed our next generation BMS that enhances our current technology to more accurately measure, monitor, control and integrate battery performance data with our Supra Controller™. In addition, we enhanced the user interface to allow us the ability to update or develop new charging algorithms in the field which can be remotely programmed or uploaded. We believe these enhancements will increase our penetration into the storage market during 2019 and beyond.

In 2019, we developed a low-cost DC generator that runs on either natural gas or LPG. In the fourth quarter of 2019, we received our certificate of conformity from the EPA on small spark-ignition Toyota engines which will be used in our new LPG / propane generators. These new generators will provide power outputs between 6 kW to 15 kW and which incorporate a 30,000- to 90,000-hour life engine with our proprietary control system. We plan to market these stationary generators within the telecom, commercial and residential markets primarily through third party distributors.

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

Our DC power systems are available in diesel, natural gas, LPG / propane, and renewable fuel formats, with diesel, natural gas and propane gas being the predominant formats.

DC Base Power Systems

Our DC base power systems are designed for use in prime power and backup power applications. All of our DC power systems are designed to last 20 years or more in backup applications and meet all UL2200 standards. To maximize operational life, we incorporate (over and above our competition) the following:

●	all aluminum, powder coated, enclosure with stainless hardware, which is lightweight and corrosion resistant;

●	105 C rated signal wire, tinned copper strands;

●	stainless steel braided covering hoses for fuel and coolant lines;

●	Class 220 C magnet wire for alternator windings;

●	watertight connectors in place of terminal strips and other non-sealed connectors; and

●	our proprietary Supra Controller™ modules that are environmentally sealed.

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

Additional fuel savings are realized by using lithium-ion batteries in place of lead acid batteries. Lead acid batteries, when compared with lithium-ion batteries, have high internal resistance, are inherently inefficient during charging or discharging in cyclic load applications and therefore require longer to charge, resulting in higher fuel costs. In 2011, we completed the design and testing of a hybrid power system, where our DC power system was integrated with lithium-ion batteries to provide a longer life and higher fuel efficiency to cyclic DC power applications such as telecommunications towers. In 2019, we implemented our next generation BMS for our lithium battery storage system. This next generation BMS enhances battery charging accuracy, integrates with engine controls and provides additional protection for the lithium batteries.

Our DC hybrid power systems can monitor the charge/discharge cycle of various battery chemistries, including lithium-ion and lead acid batteries. Our Supra Controller™ system incorporates a CAN bus communications capability that provides communication and control between the battery and the DC hybrid power system. Each cell in the battery pack is individually monitored for voltage and temperature, ensuring the safety and longevity of the battery bank. These power systems include enclosures, a lithium-ion battery pack, our proprietary BMS and our proprietary Supra Controller™ system that controls engine output, battery charging algorithms, cooling system and power control circuits that optimize DC load outputs.

DC Solar Hybrid Power Systems

Our DC solar hybrid power system combines our DC hybrid power system with solar photovoltaic modules and a custom engineered multi power point tracking charge controller. In most off-grid or bad-grid outdoor applications, such as telecommunications towers in rural or suburban areas, the fuel costs of operating a generator can account for more than half of the total operating costs. We believe that incorporating renewable energy sources, such as solar, with our DC hybrid power systems is ideal solution for numerous off-grid and bad-grid applications worldwide. Our DC solar hybrid power systems incorporate the following features:

●	Hybrid power panel. We produce distribution panel assemblies that make use of punched and plated buss bars to make the heavy current connections between appliances. The industry standard is using labor intensive hand crimped wires and lugs which are accomplished in the field.

●	Photovoltaic Arrays. Our telecommunications customers request photovoltaic array structures to withstand winds of 150 mph and 200 mph exceeding the industry standard of 120 mph.

●	Shelter. We provide an all-weather light-weight aluminum walk-in shelter that is easy to transport by truck or helicopter.

●	Lightning protection. We provide the highest degree of lightning protection through the use of air-coil type inductors designed by us.

●	Air-Conditioning. We provide DC air-conditioning if required in very hot weather environments. We also provide cooling systems using ambient air.

During 2019, we developed an environmentally friendly solar hybrid power system based on a combination of solar with LPG and propane power sources which we believe lowers both capital expenditures and operating expenditures. These new generators have been specifically designed to run 24/7 for air-conditioning applications and will provide power outputs between 6kW to 15 kW and which incorporate a 30,000- to 90,000-hour life engine with our proprietary control system.

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

Sales and Marketing

Our sales strategy focuses on using our direct sales force to market our DC backup power products to telecommunications providers in the U.S. Since 2017, we have made significant investments in hiring additional sales personnel in the U.S. market to demonstrate our products to Tier-1 telecommunications providers. Our products are purchased by regional centers operated by our telecommunications customers, thereby expanding our overall market into regions we may not have covered previously.

Since 2017, have we expanded our sales and service infrastructure in the international markets. We established regional sales offices in South Africa, U.A.E., Singapore, Poland and Dominican Republic and established sales and aftermarket service locations in Australia and Romania to locally manage South East Asia and EMEA regions, respectively. Due to a general lack of a reliable power grid, many emerging markets continue to expand their telecommunications infrastructures at a high rate. We believe that this lack of a reliable power grid, together with our knowledge of integrating renewables with generators, provides us with an opportunity to enter these emerging markets with our hybrid storage and renewable energy solutions.

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

The COVID-19 pandemic has taken a toll on the global economy and has disrupted business operations globally. We market our products to a large global customer base through actual product demonstrations. We have sales offices in Australia, Singapore, U.A.E., Namibia, Poland and Dominican Republic. Due to varied government policies in each region, our sales team is unable to meet with existing or new customers to demonstrate our products and we are unsure as to when we may be able to commence these practices in the future. In addition, our service staff and engineers are unable to travel to customer locations to setup demonstrations and assist in integration and optimization of our products to customer application needs. Since March 2020, all of our sales executives have been working from home and have not traveled to visit current and/or potential customers. In addition, most of our customers have experienced similar business limitations. We are actively monitoring the global situation and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are not able to estimate all of the effects of the COVID-19 pandemic at this time. If the pandemic continues, it may have a significant adverse effect on our ability to source components, suppliers, and qualified labor during the remainder of 2020 and perhaps beyond.

Distribution and Service

We market our products through various distribution channels that promote our products and brand and provide effective aftermarket support and service. While the majority of our sales are achieved through our direct sales force, we also utilize independent service providers and dealers to complement our global sales strategy. We plan to market and sell our new LPG / propane and natural gas line of generators and solar hybrid power systems through independent dealers.

We utilize a combination of factory trained technicians and independent service providers to provide installation, maintenance, service and training at customer locations throughout the U.S.

In the international markets, we utilize local service partners to perform installation and service on our equipment. We have hired trained personnel in Namibia, Australia and Romania to assist in regional training of technicians and also in product demonstrations.

Competition

Within the telecommunications power generation market, we compete with a number of manufacturers of AC and DC generators that offer generators with an output power of 6 kW to 30 kW. Our competitors range from large diversified global manufacturers of AC generator power systems designed primarily for use as backup power and a smaller number of manufacturers of DC generators. Most manufacturers of generators with an output power of 20 kW market these generators for non-continuous use. We believe that we are the only manufacturer that provides the telecommunications and other markets with under 32 kW prime power generators capable of continuous operation.

Below are our primary competitors across these applications:

DC Power: 3Tech Corporate Limited, Ascot Industrial srl, Ausonia srl, and Controllis.

AC Power: Generac Power Systems, Inc., Kohler Co., Onan, FG Wilson and many other companies.

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

In March 2020, in response to the COVID-19 outbreak, the governor of California issued a state-wide “shelter-in-place” order. We have implemented a Business Continuity Plan designed to keep employees safe, follow regulatory guidelines, and continue essential business operations. As of March 20, 2020, 79 employees of our U.S. labor force is in furlough status while the 42 employees continue to support essential business operations. We are actively monitoring the global situation and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are unable to estimate the effects of the pandemic at this time. If the pandemic continues, it may have an adverse effect on our ability to continue our manufacturing and assembly operations during the remainder of 2020 and perhaps beyond.

Design Engineering/Research and Development

Our research and development efforts are market driven and are focused on the development of new technologies and product improvements, as well as reducing costs and improving product quality and reliability. The primary focus of our research and development activities is the development of lighter-weight, more compact and lower cost DC power generation systems for our Tier-1 wireless provider customers in the U.S. and international markets. Over the years, we have expended significant resources in enhancing our system controls like our Supra Controller™ and BMS. In 2019, features such as remote monitoring and self-diagnostics were enhanced to make our systems more robust and intelligent.

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

Our research and development expenditures increased by $367,926 to $2,275,736 during 2019, as compared to $1,907,810 in 2018. This growth in research and development expenditures is attributable to an increase in new product development activities. During 2019, we developed our new LPG / propane and natural gas line of generators and solar hybrid power systems which we believe will provide us with the opportunity to expand into the residential and commercial markets. The costs related to these developments included an increase in engineering staff, and an increase in direct labor costs to fabricate and assemble prototypes and production units. We maintain an in-house design, prototyping, testing and application engineering capabilities including expertise in 3-D solid modeling and finite element analysis, computer-based modeling and testing, rapid prototyping, design verification testing and document publication, which includes manufacturing assembly instructions, supplier drawings and product manuals. In addition, we utilize third party testing laboratories to certify our products’ compliance with current applicable UL standards.

In response to the governor of California’s “shelter-in-place” order in March 2020, our key engineers and program managers are now working from home to comply with the safety guidelines. We have implemented systems to monitor project status and utilize remote access and cloud-based systems to maintain engineering efficiencies. We are actively monitoring the global situation and how it affects our financial condition, operations, suppliers, industry, and workforce. We plan to implement required precautions and monitoring systems to reconstitute our engineering team at our corporate facilities as soon as feasible. The nature of our products and design methodologies require our design teams to be close to the engineering lab facilities to facilitate use of advanced tools and equipment. However, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our ability to continue our design engineering and research development projects during the remainder of 2020 and perhaps beyond.

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

The recent outbreak of (COVID-19) has taken a toll on the global economy and has disrupted business supply chains all over the world. We purchase certain key components from our international suppliers including a number of suppliers located in China. In the short term, we have experienced certain component shortages resulting from shutdowns in China. However, we believe these short-term issues will be resolved during the next few months. We are also actively sourcing alternate domestic suppliers for certain key components to ensure no future delays. We are actively monitoring the global situation and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are not able to estimate the effects of the pandemic at this time. If the pandemic continues it may have an adverse effect on our ability to source components, suppliers, and qualified labor during the fiscal year 2020 and perhaps beyond.

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

Additionally, we are subject to laws, regulations and other governmental actions instituted in response to the COVID-19 outbreak.

Employees

As of May 14, 2020, we had 132 full time employees. Currently, 121 employees are employed at our facilities in Gardena, California and eleven employees are located outside the U.S. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

As discussed above, in March 2020, in response to the COVID-19 outbreak, the governor of California issued a state-wide “shelter-in-place” order. We have implemented a Business Continuity Plan designed to keep employees safe, follow regulatory guidelines, and continue essential business operations. As of March 20, 2020, we furloughed 79 employees in the U.S. and 42 employees continue to support essential business operations. We are actively monitoring the global situation and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are unable to estimate the effects of the pandemic at this time. If the COVID-19 pandemic continues, it may have an adverse effect on our ability to source qualified employees during the remainder of 2020 and perhaps beyond.

Facilities

Our principal offices are located in Gardena, California, where we lease a 40,000 square foot facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We also lease a 29,000 square foot facility as our second manufacturing facility and a 20,000 square foot warehouse facility across the street from our corporate offices. We believe that our current facilities are sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

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

Risks Related to Our Business and Industry

The recent outbreak of COVID-19 will likely have a significant negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. We have closed our manufacturing facilities since the beginning of the California “stay at home” order was implemented by the governor of California. The ultimate scope and duration of this closure is not known at this time. We have also furloughed 79 employees in the U.S. and the remaining 42 employees continue to support essential business operations. These conditions will significantly negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our employees, including our manufacturing employees, sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Our independent registered public accounting firm’s reports for the fiscal years ended December 31, 2019 and 2018 have raised substantial doubt as to our ability to continue as a “going concern.”

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

In addition, we estimate that the current funds on hand will be sufficient to continue operations through approximately September 30, 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until sales increase and we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations.  If we are unable to identify sources of additional cash flow in the short term, we may be required to further reduce or limit operations.

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to three customers within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market, AT&T, Verizon Wireless, and T-Mobile. Any factor adversely affecting sales of these power systems to these customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. For example, during the fourth quarter of 2019, and extending into the first quarter of 2020, our U.S. Tier-1 telecommunications customers postponed orders and shipments to the latter part of 2020 which resulted in an 87% decline in net revenues during the fourth quarter of 2019 as compared to the third quarter of 2019.

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

The product development time before a customer agrees to purchase our DC power systems can be considerable. Our process for developing an integrated solution may require use of significant engineering resources, including design, prototyping, modeling, testing and application engineering. The length of this cycle is influenced by many factors, including the difficulty of the technical specification and complexity of the design and the customer’s procurement processes. A significant period may elapse between our investment of time and resources in designing and developing a product for a customer and receipt of revenue from sales of that product. The length of this process, combined with unanticipated delays in the development cycles and the effects of COVID-19 on our ability to demonstrate our products to current and potential customers could materially affect our results of operations and financial conditions.

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

If our business continues to develop as expected, we anticipate that we will continue to grow in the near future. If, due to capital constraints or otherwise, we are unable to fulfill our existing backlog in a timely manner and/or procure and timely fulfill our anticipated future backlog, our customers and potential customers may decide to use competing DC power systems or continue the use of AC power systems. If we are unable to fulfill the growing demand for products and services in a timely manner, our customers and potential customers may choose to purchase products from our competitors. Some of our larger competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets or compete effectively against current and new competitors as our industry continues to evolve.

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

Our future success will depend on our ability to continue to develop new and enhanced DC power systems and related products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services, including our new LPG / propane and natural gas line of generators and solar hybrid power systems, depends on a number of factors, including:

●	the impact of the COVID-19 pandemic on the global markets;

●	the changing requirements and preferences of the potential customers in our markets;

●	the accurate prediction of market requirements, including regulatory issues;

●	the timely completion and introduction of new products and services to avoid obsolescence;

●	the quality, price and performance of new products and services;

●	the availability, quality, price and performance of competing products and services;

●	our customer service and support capabilities and responsiveness;

●	the successful development of our relationships with existing and potential customers; and

●	changes in industry standards.

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

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events, including the COVID-19 pandemic, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services.

We are dependent on relationships with our key material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our three key engine suppliers, Yanmar Engines Company, Kubota Corporation, and Perkins Company. Purchases from Yanmar, Kubota, and Perkins represented approximately 39%, 3%, and 10% of our total cost of sales for 2019 respectively, and represented approximately 14%, 2%, and 4% of our total cost of sales for 2018, respectively. In the fourth quarter of 2019, we received our certificate of conformity from the U.S. Environmental Protection Agency, or EPA, on small spark-ignition Toyota engines which will be used in our new LPG / propane generators. The new Toyota engine will replace most of our Kubota applications and serve as our primary engine in our new LPG products launched in 2020. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

Our operations require raw materials, such as aluminum, copper and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions including the COVID-19 pandemic. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have an adverse effect on the cost or supply of these magnets. At our current production volumes, we are unable to secure large quantities of these commodities at fixed prices; however, we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities outlined may significantly increase material costs of our products. If production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components is disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

We manufacture and assemble a majority of our products at two facilities. Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We manufacture and assemble our DC power systems at our facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, whether due to the COVID-19 pandemic, equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

Additionally, we are subject to laws, regulations and other governmental actions instituted in response to the COVID-19 outbreak.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. Although in 2019 and 2018, our sales to international customers accounted for only 1% and 6%, respectively, of total revenue, we continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Some of the risks and challenges of conducting business internationally include:

●	the impact of COVID-19 on the global markets and the power generation market within the international telecommunications markets;

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;
●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

A decline in the price of our common stock could affect our ability to raise further working capital, which could adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. We may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities; thus, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may adversely affect investors’ desire to invest in our securities. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products or services and continue our current operations. As a result, our business may suffer, and we may be forced to reduce or discontinue operations. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to reduce or discontinue operations.

Currently, our common stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Currently, our common stock is categorized as “penny stock.” The SEC adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with his or her spouse. The penny stock rules require a broker-dealer buying our securities, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability and/or willingness of broker-dealers to trade our securities, either directly or on behalf of their clients, may discourage potential investor’s from purchasing our securities, or may adversely affect the ability of our stockholders to sell their shares.

The Financial Industry Regulatory Authority, Inc., or FINRA, has adopted sales practice requirements that historically may have limited a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements historically has made it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit your ability to buy and sell our common stock, have an adverse effect on the market for our shares, and thereby depress our price per share of common stock.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2019, we had granted options to purchase an aggregate of 360,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. Although we currently comply with the requirements of SB 826, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should is not be repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our stock and expose us to penalties and/or reputational harm.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal offices are located in Gardena, California, where we lease a 40,000 square feet facility that includes our corporate staff offices, our manufacturing facility, and our research and development center. We also lease a 29,000 square foot manufacturing facility and a 20,000 square foot storage facility near our principal offices. We believe that our current facilities are sufficient to accommodate our anticipated production volumes for the next twelve months. If required, additional office and manufacturing space is available within less than three miles from our present location.

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

As of May 14, 2020, we had 10,125,681 shares of common stock outstanding held of record by approximately 17 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2019, we entered into a Rule 10b-18 Stock Repurchase Agreement authorizing ThinkEquity to repurchase up to $500,000 of our common stock. On January 20, 2020, we terminated the Stock Repurchase Agreement. As of December 31, 2019, we had purchased 17,477 shares common stock and held them as treasury stock at a cost of $39,942.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 14, 2019 to November 22, 2019	17,477	$2.29	17,477	0
Total	17,477	$2.29	17,477	0

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

Overview.

We design, manufacture and sell DC power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, marine and industrial.

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

Our DC power systems are available in diesel, natural gas, LPG / propane and renewable formats, with diesel, natural gas and propane gas being the predominate formats.

During the years ended December 31, 2019 and 2018, 96% and 90%, respectively, of our total net sales were within the telecommunications market. In 2019, 91% of our total net sales were derived from our three largest customers, of which 68% were derived from AT&T, 17% from T-Mobile, and 6% from Verizon Wireless. In 2018, we had 85% of our total net sales derived from our three largest customers, of which 53% were derived from AT&T, 22% from T-Mobile, and 10% from Verizon Wireless. During those periods, the majority of our sales were of our DC base powers systems.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and, in the following weeks, many U.S. states and foreign countries issued lockdown orders negatively impacting the operations of our manufacturing facilities and customer demand for our products. Since then, the COVID-19 situation within the U.S. and foreign countries has rapidly escalated. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on our customers and our sales cycles, the impact on our customer, employee or industry events, and the effect on our vendors, all of which are uncertain and cannot be predicted. At this point, we are uncertain of the full magnitude that the pandemic may have on our financial condition, liquidity and future results of operations.

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

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition. The Company recognizes revenue in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606).  The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.   ASC 606  creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) or agreement(s) with a customer, (ii) identifying our performance obligations in the contract or agreement, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue as each performance obligation is satisfied.  Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company product to cover repair or replacement should a product not perform as expected. The Company’s warranties are not a separate performance obligation and no transaction price is allocated to it. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2019, and December 31, 2018, we had accrued a liability for warranty reserve of $375,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The Company does not provide any service warranties to its customers that require to be accounted for as a separate performance obligation.

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

Stock-Based Compensation. The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.  Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-7 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial Performance Summary – Year Ended December 31, 2019

During 2019, we experienced mixed results. We had significant growth during the first three quarters of the year with 96% of our annual revenues derived from this period. The overall increase in revenues during 2019 as compared to 2018 is a direct result of increased sales of our DC power systems to U.S. Tier-1 telecommunications customers during the first three quarters of the year. Our revenues for the year ended December 31, 2019 were $24,801,141, compared to $24,046,354 for the year ended December 31, 2018. We reported a net loss of $4,044,751 for 2019, as compared to net loss of $848,252 for 2018.

During the fourth quarter of 2019, and continuing into the first quarter of 2020, we experienced a decline in revenues, with product orders and shipments being postponed to the latter part of 2020. We believe these product order and shipment delays are temporary and are a result of a combination of factors including, among others, the transition from 3G and 4G to 5G networks in the U.S. markets by all major Tier-1 wireless providers resulting in a slowdown in sales of our backup generators. We believe that our wireless customers are focusing their financial resources into deployment of their 5G networks rather than on back-up power solutions, especially because of delays experienced by network providers in determining the future power requirements for macro cells sites connected to hundreds of small cells in a 5G network. In addition, we have observed a trend where Tier-1 network operators are divesting their tower assets to invest capital into the acquisition of spectrum.

Our backlog as of December 31, 2019 was approximately $4.0 million, with 75% of that amount being attributable to U.S. Tier-1 telecommunications customers, 16% to telecommunications customers overseas, 2% to military customers, and 7% to other customers.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018
Net sales	$24,801,141	$24,046,354	$754,787	3%	100.0%	100.0%
Cost of sales	19,881,742	16,614,574	(3,267,168)	(20)%	80.2%	69.1%
Gross profit	4,919,399	7,431,780	(2,512,381)	(34)%	19.8%	30.9%
Sales and marketing expenses	2,620,907	2,579,457	(41,450)	(2)%	10.6%	10.7%
Research and development expenses	2,275,736	1,907,810	(367,926)	(19)%	9.2%	7.9%
General and administrative expenses	4,004,233	4,043,301	39,068	1%	16.1%	16.8%
Total operating expenses	8,900,876	8,530,568	(370,308)	(4)%	35.9%	35.5%
Loss from operations	(3,981,477)	(1,098,788)	(2,882,689)	(262)%	(16.1)%	(4.6)%
Interest and finance costs	(103,335)	(20,170)	(83,165)	412%	(0.4)%	(0.1)%
Other income (expense), net	40,061	55,706	(15,645)	(28)%	0.2%	0.2%
Loss before income taxes	(4,044,751)	(1,063,252)	(2,981,499)	(280)%	(16.3)%	(4.4)%
Income tax benefit	—	215,000	(215,000)	(100)%	0.0%	0.9%
Net loss	$(4,044,751)	$(848,252)	$(3,196,499)	(377)%	(16.3)%	(3.5)%

Net Sales. Net sales increased by $754,787, or 3%, to $24,801,141 for the year ended December 31, 2019, as compared to $24,046,354 for the year ended December 31, 2018. The increase was primarily due to an increase in sales of our DC power systems to U.S. Tier-1 telecommunications customers. U.S. telecommunications customers accounted for 95% of our total net sales during 2019, as compared to 90% of total net sales in 2018.

Although we experienced an overall increase in net sales during 2019, net sales for the fourth quarter of 2019 were only $878,490. This represents an 87% decrease in net sales as compared to our third quarter of 2019. In addition, we experienced a decline in revenues during the first quarter of 2020. We believe this recent decline in revenues is a result of a combination of factors including, among others, a temporary shift by our U.S. Tier-1 telecommunications customers in budget allocation toward for mergers and acquisitions and the deployment of their 5G networks rather than purchasing back-up power generators. We also believe that many of our major customers have held off purchasing our products as they continue to evaluate the impact of 5G on their future power requirements and attempt to define the correct power output for future 5G sites. Although we expect that sales will improve in the upcoming quarters once our customers define their power needs for their 5G systems and the U.S. economy recovers from the COVID-19 crises, we are not able to estimate the full effects that the pandemic may have on our ability generate improved revenues during the remainder of 2019 and perhaps beyond.

Our revenue from telecommunications customers accounted for 96% and 90% of total net sales during 2019, and 2018, respectively. Our three largest customers are U.S. Tier-1 telecommunications providers. AT&T represented 68% of total net sales for 2019, T-Mobile 17%, and Verizon Wireless 6%, as compared to 53%, 22%, and 10%, respectively, of our total net sales for 2018.

Cost of Sales. Cost of sales increased by $3,267,168, or 20%, to $19,881,742 during 2019, compared to $16,614,574 during 2018. Cost of sales as a percentage of net sales increased from 69.1% in 2018 to 80.2% in 2019 as a result of an increase in factory overhead absorption primarily during the fourth quarter of 2019. The increase in factory overhead absorption during 2019 is primarily attributed to additional facilities and staff added during the ramp up period during the first half of 2019 to meet customer demand and improve plant capacity.

Gross Profit. Our gross profit during 2019 decreased by $2,512,381 to $4,919,399, as compared to $7,431,780 during 2018. Gross profit as a percentage of net sales decreased to 19.8% in 2019, as compared to 30.9% in 2018. The decrease in gross profit as a percentage of net sales during 2019 was primarily due a combination of sales discounts offered for large volume orders from Tier-1 customers and an increase in factory overhead absorption primarily during the fourth quarter of 2019.

Sales and Marketing Expenses. Sales and marketing expenses increased $41,450 to $2,620,907 during 2019, as compared to $2,579,457 during 2018. We continue to market our DC power systems to key telecommunications customers globally.

Research and Development Expenses. During 2019, research and development expenses increased by $367,926 to $2,275,736, as compared to $1,907,810 during 2018. The increase was primarily due to increased investments in several research and development projects, including our new LPG / propane and natural gas line of generators and solar hybrid power systems. The increase in costs also reflects direct labor costs associated with manufacturing of prototypes, tooling and associated certification cost. During 2020, we plan to continue investing in research and development, as we introduce new products as part of our strategy to diversify our product lines.

 General and Administrative Expenses. Our general and administrative expenses decreased by $39,068, to $4,004,233 during 2019, as compared to $4,043,301 during 2018. The decrease was primarily due to a reduction in employee recruiting cost coupled with a slight reduction of administrative support personnel during the second half of 2019. We anticipate our general and administrative costs to remain flat during 2020.

Interest and Finance Costs. During 2019, our interest expense was $103,335, as compared to $20,170 during 2018, an increase of $83,165. Our interest expense included approximately $51,589 in fees in connection with selling $13,228,765 of receivables to Citibank under our Supplier Agreement. Another $51,746 is primarily attributable to interest paid for financing of production equipment.

Other Income (Expense), Net. During 2019, our interest income was $40,061, as compared to $55,706 during 2018, a decrease of $15,645. Our interest income is primarily derived from liquid interest-bearing bank accounts.

Income Tax Benefit. In 2019, the Company did not recognize any benefit from income taxes as carry back claims of income taxes were applied. During 2018, we recognized a benefit from income taxes of $215,000 attributable to refundable federal and state income taxes.

Net Loss. As a result of the factors identified above, we generated a net loss of $4,044,751 for 2019, as compared to net loss of $848,252 for 2018, an increase loss of $3,196,499. A significant portion of the increase in net loss can be attributed to the results of our fourth quarter of 2019 which included a decrease in shipments of our DC power systems and an increase in factory overhead absorption.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2019, we funded our operations primarily from cash on hand and sales of receivables under our Supplier Agreement with Citibank. These funds were also used to make capital expenditures and to increase inventory to support higher levels of production. As of December 31, 2019, we had working capital of $16,432,898, as compared to working capital of $21,089,802 at December 31, 2018. This $4,656,904 decrease in working capital is primarily attributable to our ability to collect on accounts receivable in a shorter period of time as a result of our Supplier Agreement with Citibank, N.A. and using such funds to increase our inventory levels. During the year ended December 31, 2019, we sold $13,228,765 of receivables to Citibank under our Supplier Agreement, and incurred fees of approximately $51,589 in connection with such sales.

On December 31, 2019 and December 31, 2018, our trade receivables totaled $933,830 and $7,726,919, respectively. In 2019, $651,770 (70%) and $183,283 (20%) represented customer account balances of our two largest customers, as compared to $3,457,433 (45%) and $3,220,907 (42%) represented customer account balances of our two largest customers in 2018.

Our available capital resources on December 31, 2019 consisted primarily of $2,840,117 in cash and cash equivalents. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any. In light of the COVID-19 crisis, the U.S. Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. On May 4, 2020, we entered into a loan agreement with Citibank, N.A. in the amount of $1,714,989 through the Paycheck Protection Program, or PPP. In April 2020, we also applied for a loan offered through the Economic Injury Disaster Loan, or EIDL, program which, if approved, will offer up to $2.0 million dollars. Loans through the EIDL program have up to a 30-year term at an annual interest rate of 3.75%. As of March 20, 2020, 65% of our U.S. labor force is in furlough status and the rest of our employees continue to support sales and essential business operations. We believe these programs will supplement our current and future available capital resources.

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

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to us. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of, its material obligations under the Supplier Agreement. During the year ended December 31, 2019, we sold $13,228,765 of receivables to Citibank under our Supplier Agreement, and incurred fees of approximately $51,589 in connection with such sales.

Future Capital Requirements – Going Concern

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. We estimate that the current funds on hand will be sufficient to continue operations through approximately September 30, 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until sales increase and we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations.  If we are unable to identify sources of additional cash flow in the short term, we may be required to further reduce or limit operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2019	2018
Net Cash Provided By (Used In):
Operating Activities	$(2,166,684)	$(7,847,693)
Investing Activities	$(338,190)	$(574,990)
Financing Activities	$(295,087)	$(138,402)
Net decrease in cash	$(2,799,961)	$(8,561,085)

Operating Activities

Net cash used in operating activities for 2019 was $2,166,684, as compared to net cash used in operating activities of $7,847,693 for 2018. This decreased use of net cash in 2019 was primarily due to a net loss of $4,044,751, a decrease in accounts receivable of $6,793,089 as a result of selling the majority of our receivables to Citibank under our Supplier Agreement, an increase in inventories of $5,710,431, and an increase in prepayments to suppliers of $910,035 for engines for our new product line of LPG generators.

Investing Activities

Net cash used in investing activities for 2019 totaled $338,190, as compared to $574,990 for 2018, a decrease of $236,800. The net cash used in investing activities in 2019 was attributable to acquisitions of new manufacturing equipment.

Financing Activities

Net cash used in financing activities totaled $295,087 for 2019, as compared to net cash used in financing activities of $138,402 during 2018, an increase of $156,685. This increase was primarily due to additional monthly payments for the new equipment financing in 2019.

Backlog

As of December 31, 2019, we had a backlog of $4.0 million. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog consists of 75% in purchases of our DC power systems by U.S. telecommunications customers, 16% in purchases by telecommunications customers overseas, 2% in purchases from military contractors, and 7% from miscellaneous customers. We believe the majority of the backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the financial statements, which begin at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Finance Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	68	Chairman of the Board, President, Chief Executive Officer and Secretary
Rajesh Masina	37	Chief Operating Officer
Luis Zavala	50	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	69	Director
Matthew Goldman	43	Director
Peter Gross	69	Director
Katherine Koster	57	Director

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

Rajesh Masina has served as our Chief Operating Officer since April 2018 and previously served as our Vice President Operations from August 2009 to April 2018. Prior to joining us, Mr. Masina served as a supply chain consultant to International Game Technology, a large gaming equipment company in Reno, Nevada, from December 2008 to June 2009. Mr. Masina worked as the Assistant Manager for Applied Photonics Worldwide Inc., an engineering services company, from January 2006 to January 2008. From July 2001 to May 2003, Mr. Masina worked as the Business Development Manager in his family business, which provided consulting services to a regional telecommunications provider in India with respect to the acquisition of telecommunications sites. We believe Mr. Masina has a unique combination of technical and business knowledge that is vital to our growth strategy. Mr. Masina’s key strengths include business analytics, supply chain management, make vs. buy decision making, production scheduling, client relations, and strategic planning. Mr. Masina is a minority investor in a startup equipment rental company, Smartgen Solutions, Inc., serving the Southern California telecommunications equipment market. Smartgen Solutions, Inc. provides installation and maintenance service for various telecommunications tower companies and also is an authorized service dealer for Polar products. Mr. Masina has a Master’s in Electrical Engineering from the University of Nevada Reno and an MBA from the University of Nevada Reno’s Supply Chain Program.

Luis Zavala has served as our Chief Financial Officer since April 2018 and previously served as our Vice President Finance from August 2009 to April 2018 and as our Acting Chief Financial Officer from March 2016 to March 2018. Prior to that, Mr. Zavala served as the President of Sky Limited Enterprises, a general contractor, from June 2006 to August 2009. Prior thereto, Mr. Zavala worked as Director of Finance for Legacy Long Distance International, a telecommunications operator service provider company, from March 2001 to May 2006. Mr. Zavala also has over 20 years of experience managing accounting and finance departments in various industries, including banking and telecommunications. Mr. Zavala has a Bachelor of Arts degree in Business Administration from the California State University, Northridge and an MBA from the Keller Graduate School of Management, Long Beach.

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

Peter Gross has served as a member of our board of directors since December 2018 and serves as a member of our Audit Committee. Since 2012, Mr. Gross has served as the Vice President Mission Critical Systems at Bloom Energy, a fuel cell power systems company located in Sunnyvale, California. Mr. Gross holds a master’s degree in Electrical Engineering from Polytechnic Institute of Bucharest and an MBA from California State University at Dominguez Hills. Mr. Gross is also a member of the Advisory Board of UCLA’s Institute of Environment and Sustainability and a member of Southern Methodist University’s Data Center System Engineering Board of Advisors. In nominating Mr. Gross, our board of directors considered his significant engineering experience in the power systems industry, especially for data center and telecommunications applications. Our board of directors believes that Mr. Gross will provide critical leadership as we expand our DC power systems within the data and military markets.

Katherine Koster has served as a member of our board of directors since December 2019 and has served as a member of our Nominating and Corporate Governance Committee since her election to the board of directors. Since 2008, Ms. Koster has served as Managing Director – Public Finance at Piper Sandler Companies where she assists municipalities in accessing the capital markets to fund critical infrastructure. Ms. Koster holds a Bachelor of Arts Degree in Theater/Business Administration from Pepperdine University and has completed the “Women in Governance: Preparing for Board Membership” corporate governance program at the UCLA Anderson School of Management. Ms. Koster holds Series 7 and Series 24 licenses issued by the Financial Industry Regulatory Authority, Series 50 and Series 53 licenses issued by the Municipal Securities Rulemaking Board and a Series 63 certificate issued by the North American Securities Administrators Association. Our board of directors believes that Ms. Koster’s investment banking experience with Piper Sander Companies and her high level of financial literacy and expertise and experience in capital raising activities will provide strategic insight to financial decisions for future Company initiatives.

Election of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our board of directors currently consists of five members: Arthur D. Sams, Matthew Goldman, Keith Albrecht, Peter Gross, and Katherine Koster. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

Audit Committee

The members of our Audit Committee are Messrs. Goldman, Albrecht and Gross. Mr. Albrecht is the chair of the Audit Committee. Each member of the Audit Committee satisfies the heightened audit committee independence requirements under the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses the requisite financial sophistication, as defined under the Nasdaq Listing Rules. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our Audit Committee is responsible for, among other things:

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

Compensation Committee

The members of our Compensation Committee are Messrs. Goldman and Mr. Albrecht. Mr. Goldman is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the Nasdaq Listing Rules and satisfies Nasdaq’s additional independence standards for compensation committee members. Messrs. Goldman and Albrecht are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Under its charter, our Compensation Committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Goldman and Albrecht and Ms. Koster. Mr. Goldman is the chair of the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as defined under the Nasdaq Listing Rules. Under its charter, our Nominating and Corporate Governance Committee is responsible for, among other things:

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on the investor relations section of our website, which is located at https://polarpower.com/. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Delinquent Section 16(a) Reports

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2019 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, except as set forth below, we believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2019 or prior fiscal years.

Arthur D. Sams did not timely file one Form 4 to report the cancellation of unvested stock options to purchase 100,000 shares of our common stock. Rajesh Masina did not timely file one Form 4 to report the cancellation of unvested stock options to purchase 60,000 shares of our common stock. Luis Zavala did not timely file one Form 4 to report the cancellation of unvested stock options to purchase 60,000 shares of our common stock. Messrs. Sams, Masina and Zavala have prepared and subsequently filed their required Forms 5 to report their transactions that should have been previously reported on Forms 4 during the year ended December 31, 2019 but were not. The Forms 5 were not timely filed.

Item 11. Executive Compensation.

For 2019, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2019, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2019.

For 2019, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom we refer to collectively as our “executive officers,” that is intended to achieve the following objectives:

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

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2019, the target for base salary compensation for our executive officers was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of Nasdaq or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2019:

Company Name	Description
Espey Manufacturing – ESP (NYSE)	Power electronics design and manufacturing company, products include power supplies, power converters, power distribution equipment.
Wireless Telecommunications– WTT (NYSE)	Designs and manufactures radio frequency and microwave based products for wireless and advance telecommunications industry
Ballard Power Systems – BLDP (Nasdaq)	Developer and manufacturer of fuel cell products for material handling and portable power applications
Plug Power – PLUG (Nasdaq)	Design and manufactures hydrogen fuel cell systems for mobile and stationary power applications
Fuel Cell Energy – FCEL(Nasdaq)	Designs and manufactures power generation systems for mobile and stationary power applications.

The Compensation Committee reviews the appropriateness of the comparison group used for assessing the compensation of our executive officers on an annual basis. The data used from our peer group was collected directly from filings made by the peer group of companies with the SEC.

Elements of Total Compensation

During 2019, our executive officers’ compensation program included three major elements:

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

Outlined below is the base salary data of the peer group of companies outlined above. For 2019, the Compensation Committee eliminated the highest and lowest base salary data to avoid skewing the results (e.g., in one case, the subject company paid a very low base salary while awarding very high equity awards). The remaining amounts were then tabulated to provide the average base salary for the executive officers in the peer group of companies. In reviewing the personal performance of each of our executive officers during 2018 and the average base salaries paid by our peer group of companies, the Compensation Committee concluded that the base salaries of our executive officers during 2019 remain same as base salaries in 2018, however, the Compensation Committee concluded that a pay for performance incentive program be used to reward executive officers performance.

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

Executive	Min	Max	Average	2018	2018 to Avg.
CEO (in $,000)	386	600	400	275	69%

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

For 2019, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by the Company of the seven financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar Power achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of the year the total revenues are $36 million and none of the additional elements qualified, then executive officer would not be eligible for a performance award of 25% as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2019 Actual
Revenue ($ million)	$30	$36	$42	$24.8
Gross Margin (% of revenue)	31%	32%	33%	20.6%
EBITDA (% of revenue)	5%	7%	9%	(12.9)%
Customer Concentration (% of total sales)	55%	45%	35%	68%
International Sales (% of total sales)	15%	20%	25%	1%

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

On October 1, 2019, Messrs. Sams, Masina and Zavala cancelled unvested stock options to purchase up to 100,000, 60,000 and 60,000 shares of our common stock, respectively.

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers”:

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

●	Rajesh Masina, our Chief Operating Officer; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Bonus ($)	Total ($)
Arthur D. Sams, President,	2019	275,000	—	28,188	303,188
Chief Executive Officer and	2018	275,000	421,555	104,500	801,055
Secretary

Rajesh Masina,	2019	175,000	—	17,938	192,938
Chief Operating Officer	2018	175,000	262,881	66,500	504,381

Luis Zavala,	2019	175,000	—	17,938	192,938
Chief Financial Officer	2018	175,000	262,881	66,500	504,382

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

Award Limits. In any calendar year, no participant may be granted awards that relate to more than 500,000 shares of our common stock. For these purposes, an Option and its corresponding SAR will be counted as a single award. For any Cash Awards that are intended to constitute annual incentive awards, the maximum amount payable to any one participant with respect to any 12-month period is $5,000,000. Award limits that are expressed as a number of shares are subject to the adjustment provisions of the 2016 Plan as described below.

A non-employee director may not be granted awards during any single calendar year that, taken together with any cash fees paid to such non-employee director during such calendar year in respect of the non-employee director’s service as a member of the board during such year, exceeds $750,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial accounting purposes). Notwithstanding the foregoing, the board may make exceptions to the foregoing limit (up to twice such limit) for a non-executive chair of the board or, in extraordinary circumstances, for other individual non-employee directors, as the board may determine, provided that the non-employee director, receiving such awards may not participate in the decision to make such awards.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2019. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies. During 2019, each of Messrs. Goldman, Albrecht and Gross received total compensation in the amount of $30,000 and Ms. Koster received total compensation in the amount of $500 based upon her appointment to the board of directors in December 2019.

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

.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of May 14, 2020 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

 The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of May 14, 2020. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after May 14, 2020 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group, but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 10,125,681 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	5,626,676	55.6%
Rajesh Masina (3)	Common	135,264	1.3%
Luis Zavala (4)	Common	77,369	*
Keith Albrecht (5)	Common	33,334	*
Matthew Goldman (6)	Common	476,667	4.7%
Peter Gross (7)	Common	10,000	*
Katherine Koster	Common	--	*
Smartgen Solutions, Inc. (8)	Common	506,150	5.0%
Polaris Capital, LLC (9)	Common	466,667	4.6%
All directors and executive officers as a group (7 persons)(10)	Common	6,359,310	62.8%

*	Less than 1%.

(1)	Messrs. Sams, Albrecht, Goldman, Gross, and Ms. Koster are directors of Polar. Messrs. Sams, Masina and Zavala are named executive officers of Polar.

(2)	Includes 50,000 shares of common stock issuable upon exercise of options.

(3)	Includes 30,000 shares of common stock issuable upon exercise of options.

(4)	Includes 30,000 shares of common stock issuable upon exercise of options.

(5)	Includes 10,000 shares of common stock issuable upon exercise of options.

(6)	Includes 10,000 shares of common stock issuable to Mr. Goldman upon exercise of options and 466,667 shares of common stock held by Polaris Capital, LLC. Mr. Goldman, the managing member and sole beneficial owner of Polaris Capital, LLC, has voting and investment power over such shares of common stock.

(7)	Amount represents 10,000 shares of common stock issuable upon exercise of options.

(8)	Mr. Masina owns 40% of the share capital of Smartgen Solutions, Inc. Mr. Masina disclaims beneficial ownership over the shares of common stock of Polar held by Smartgen Solutions, Inc. Jayamadhuri Penumarthi, the President and Secretary of Smartgen Solutions, Inc., has voting and investment power over such shares of common stock. The address of Smartgen Solutions, Inc. is: 10324 Chestnut Ridge Rd., Austin, TX. 78726.

(9)	Excludes 10,000 shares of common stock issuable to Mr. Goldman upon exercise of options.

(10)	Includes 140,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	140,000	$5.22	1,724,385

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

During 2019 and 2018, Smartgen performed $288,910 and $174,290 in field services, respectively, the cost of which is included in cost of goods sold.

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

Item 14. Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2019 and 2018.

	2019	2018
Audit Fees	$171,056	$133,854
Audit-Related Fees	4,002	820
Tax Fees	40,327	43,325
Total	$215,385	$177,999

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss and used cash in operations during the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2016.

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 14, 2020

POLAR POWER, INC.
BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $1,002,683 at December 31, 2018)	$2,840,117	$5,640,078
Accounts receivable	933,830	7,726,919
Inventories, net	13,912,200	8,471,769
Prepaid expenses	1,264,814	468,666
Refundable income taxes	231,444	715,916
Total current assets	19,182,405	23,023,348

Other assets:
Operating lease right-of-use assets, net	2,186,775	—
Property and equipment, net	2,100,034	2,122,757
Deposits	94,001	94,001

Total assets	$23,563,215	$25,240,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$574,510	$1,066,415
Customer deposits	197,487	79,184
Accrued liabilities and other current liabilities	1,031,709	504,559
Current portion of operating lease liabilities	617,642	—
Current portion of notes payable	328,159	283,388
Total current liabilities	2,749,507	1,933,546

Notes payable, net of current portion	777,930	924,539
Operating lease liabilities, net of current portion	1,659,506	—

Total liabilities	5,186,943	2,858,085

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and 10,125,681 shares outstanding at December 31, 2019, and 10,143,158 issued and outstanding at December 31, 2018	1,014	1,014
Additional paid-in capital	19,657,370	19,578,426
Retained earnings (Accumulated deficit)	(1,242,170)	2,802,581
Treasury Stock, at cost (17,477 shares)	(39,942)	—
Total stockholders’ equity	18,376,272	22,382,021

Total liabilities and stockholders’ equity	$23,563,215	$25,240,106

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Net sales	$24,801,141	$24,046,354

Cost of sales	19,881,742	16,614,574

Gross profit	4,919,399	7,431,780

Operating Expenses
Sales and Marketing	2,620,907	2,579,457
Research and development	2,275,736	1,907,810
General and administrative	4,004,233	4,043,301
Total operating expenses	8,900,876	8,530,568

Loss from operations	(3,981,477)	(1,098,788)

Other income (expenses)
Interest and finance costs	(103,335)	(20,170)
Other income (expense), net	40,061	55,706
Total other income (expense)	(63,274)	35,536

Loss before income taxes	(4,044,751)	(1,063,252)

Income tax benefit	—	215,000

Net Loss	$(4,044,751)	$(848,252)

Net loss per share, basic and diluted	$(0.40)	$(0.08)
Weighted average shares outstanding, basic and diluted	10,125,681	10,143,158

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,		Additional paid-in	Retained Earnings (Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2017	10,143,158	$1,014	$19,250,955	$3,650,833	$—	$22,902,802
Fair value of vested stock options	—	—	327,471	—	—	327,471
Net loss	—	—	—	(848,252)	—	(848,252)
Balances, December 31, 2018	10,143,158	1,014	19,578,426	2,802,581	—	22,382,021
Fair value of vested stock options	—	—	78,944	—	—	78,944
Treasury Stock	—	—	—	—	(39,942)	(39,942)
Net loss	—	—	—	(4,044,751)	—	(4,044,751)
Balances, December 31, 2019	10,143,158	$1,014	$19,657,370	$(1,242,170)	$(39,942)	$18,376,272

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,044,751)	$(848,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	78,944	327,471
Depreciation and amortization	628,107	385,583
Amortization of operating lease right-of-use assets	660,720
Inventory reserve	270,000	—
Changes in operating assets and liabilities
Accounts receivable	6,793,089	(4,668,653)
Inventories	(5,710,431)	(2,984,716)
Prepaid expenses	(910,035)	(231,996)
Deposits	—	(6,505)
Refundable income taxes	484,472	(86,600)
Accounts payable	(491,905)	308,662
Customer deposits	118,303	39,145
Accrued expenses and other current liabilities	527,150	(81,832)
Decrease in lease liability	(570,347)	—
Net cash used in operating activities	(2,166,684)	(7,847,693)

Cash flows from investing activities:
Acquisition of property and equipment	(338,190)	(574,990)
Net cash used in investing activities	(338,190)	(574,990)

Cash flows from financing activities:
Purchase of treasury stock	(39,942)	—
Repayment of notes	(255,145)	(138,402)
Net cash used in financing activities	(295,087)	(138,402)

Decrease in cash and cash equivalents	(2,799,961)	(8,561,085)
Cash and cash equivalents, beginning of period	5,640,078	14,201,163
Cash and cash equivalents, end of period	$2,840,117	$5,640,078

Supplemental Cash Flow Information:
Interest paid	$51,746	$20,170
Taxes Paid	$—	$—
Supplemental non-cash investing and financing activities:
Property and equipment acquired under notes payable	$153,307	$1,109,275
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$2,847,495	$—
Reclassification of prepaid expenses to property and equipment	$113,887	$—

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Going Concern

The Company’s consolidated financial statements have been prepared on the going concern basis, which presumes the Company will continue realization of its assets and settlement of its liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the years ended December 31, 2019 and 2018 and used cash in operations during the year ended as of December 31, 2019. Its U.S. telecommunications customers, which represented 95% of the Company’s net sales as of December 31, 2019, have postponed shipments and orders to prioritize expansion of 5G and cell site edge computing networks. In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or ability to raise funds. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

At December 31, 2019, the Company had cash on hand in the amount of $2,840,117. On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,714,989 pursuant to the Paycheck Protection Program (See Note 12). Management estimates that the current funds on hand will be sufficient to continue operations through September 30, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long term assets and deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing the fair market value of equity transactions. Actual results may differ from those estimates.

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

We recognize revenues from rental equipment on a straight-line basis over the rental period. Our rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges. Our rental revenues have not been significant to date and accounted for less than one percent of our total revenues for the twelve months ended December 31, 2019 and 2018.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Years End December 31,
	2019	2018
DC power systems	$24,176,963	$23,525,677
Engineering & Tech Support Services	280,936	124,324
Accessories	343,242	396,353
Total net sales	$24,801,141	$24,046,354

The following table shows the Company’s disaggregated net sales by customer type:

	Years End December 31,
	2019	2018
Telecom	$23,753,513	$21,552,950
Government/Military	589,490	1,477,121
Marine	82,567	177,909
Other (backup DC power to various industries)	375,571	838,374
Total net sales	$24,801,141	$24,046,354

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2019 and 2018.

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of December 31, 2019 and 2018, the Company has established inventory reserves of $600,000 and $330,000, respectively, for obsolete and slow-moving inventory. As of December 31, 2019 and 2018, the components of inventories were as follows:

	Years End December 31,
	2019	2018
Raw materials	$8,651,428	$6,060,448
Finished goods	5,860,772	2,741,321
	14,512,200	8,801,769
Less: Inventory reserve	(600,000)	(330,000)
Total Inventories, net	$13,912,200	$8,471,769

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of December 31, 2019 and 2018, the Company had accrued a liability for warranty reserve of $375,000 and $175,000, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

	Years End December 31,
Changes in estimates for warranties	2019	2018
Balance at beginning of the period	$175,000	$175,000
Payments	(529,802)	(244,454)
Provision for warranties	729,802	244,454

Balance at end of the period	$375,000	$175,000

Accounting Policy on Shipping Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are reported as revenue. Costs incurred by the Company for shipping and handling are reported as cost of sales.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2019 or December 31, 2018.

Leases

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities for operating leases of $2,847,495. There was no cumulative-effect adjustment to accumulated deficit. See Note 11 for further information regarding the adoption of ASC 842.

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

Cash denominated in Australian Dollar with a U.S. Dollar equivalent of $16,727 and $152,254 at December 31, 2019 and 2018, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $4,273 and $9,368 at December 31, 2019 and 2018, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the years ended December 31, 2019, 68%, 17%, and 6% of revenue were generated from the company’s three largest customers, which were Tier-1 telecommunications wireless carriers. In 2018, 53%, 22%, and 10% of revenue were generated from the Company’s three largest customers, all Tier-1 telecommunication wireless carriers. In 2019 and 2018, sales to telecommunications customers accounted for 96% and 90% of total revenue, respectively. In 2019 and 2018, sales to international customers accounted for 1% and 6%, of total revenue, respectively.

Accounts receivable. At December 31, 2019, 70%, nil, and 6% of the Company’s accounts receivable were from the Company’s three largest customers. At December 31, 2018, 42%, 45%, and 1% of the Company’s accounts receivable were from the Company’s three largest customers.

Accounts payable. On December 31, 2019, accounts payable to the Company’s largest vendor represented 11% while the other two largest vendors represented 10% each. On December 31, 2018, accounts payable to the Company’s largest vendor represented 71%, while the other two largest vendors represented 3% each.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2019	2018
Options	140,000	360,000
Warrants	115,000	115,000
Total	255,000	475,000

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

The Company’s management does not believe that there are other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – RESTRICTED CASH

As of December 31, 2018, the Company’s cash balance included restricted cash $1,002,683. In March 2019, the Company closed the credit facility securing the restricted cash account, and as such, no cash balance was restricted as of December 31, 2019. The restricted cash served as a collateral for the line of credit (see Note 5) opened with a bank in March 2017 and closed in March 2019.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Production tooling, jigs, fixtures	$70,749	$70,749
Shop equipment and machinery	3,264,012	2,808,928
Vehicles	188,597	188,597
Leasehold improvements	390,004	276,901
Office equipment	172,192	134,995
Software	102,690	102,690
Total property and equipment, cost	4,188,244	3,582,860
Less: accumulated depreciation and amortization	(2,088,210)	(1,460,103)
Property and equipment, net	$2,100,034	$2,122,757

Depreciation and amortization expense on property and equipment for the years ended December 31, 2019 and 2018 was $628,107 and $385,583 respectively. During the years ended December 31, 2019 and 2018, $586,217 and $349,750, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2019	December 31, 2018
Total Equipment Notes Payable	$1,106,089	$1,207,927
Current Portion	328,159	283,388

Notes Payable, Long term	$777,930	$924,539

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment.

As of December 31, 2018, the balance of notes payable was $1,207,927. During 2019, the Company acquired additional equipment under financing agreements for a total of $153,307 with terms ranging from 2 to 5 years, interest rate of from 2.9% to 5.0% per annum, and secured by the purchased equipment. During 2019, the Company also made repayments on the notes payable totaling about $255,145. As of December 31, 2019, the balance of notes payable was $1,106,089. The aggregate monthly payments of principal and interest of the outstanding notes payable as of December 31, 2019 is approximately $42,000 are due through 2024.

Annual future principal payments under the outstanding note agreements as of December 31, 2019 are as follows:

Years ending December 31:
2020	328,429
2021	267,799
2022	242,440
2023	202,953
2024	64,468
Total	$1,106,089

NOTE 5 – LINE OF CREDIT

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

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to the Company. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of its material obligations under the Supplier Agreement. For the year ended December 31, 2019, a total of $13,228,765 of accounts receivables were sold to Citibank by the Company, and the Company incurred fees of approximately $52,000 during the year then ended.

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

Treasury Stock

The Company entered into a 10b-18 Stock Repurchase Agreement on November 6, 2019 authorizing ThinkEquity, a division of Fordham Financial Management, Inc. to repurchase up to $500,000 of the Company’s common stock par value $0.0001.. As of December 31, 2019, the Company purchased of 17,477 shares and held them as treasury stock at cost of $39,942. On January 20, 2020, the Company terminated the Stock Repurchase Agreement

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2017	30,000	$4.84
Granted	330,000	5.32
Exercised	—	—
Outstanding, December 31, 2018	360,000	$4.84
Granted	—	—
Exercised	—	—
Cancelled	(220,000)	5.26
Outstanding, December 31, 2019	140,000	$5.22
Exercisable, December 31, 2019	—	—

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

On October 1, 2019, the Company’s three executive officers agreed to terminate their rights to 220,000 stock option shares that had not vested as of April 1, 2019.

 During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation costs of $78,943 and $327,471 related to the vesting of these options. As of December 31, 2019, there was $210,511 of unamortized cost compensation costs that will be amortized over the next 1.25 years.

There was no intrinsic value of the outstanding and exercisable options at December 31, 2019.

NOTE 8 – WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2017	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2018	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2019	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire December 2021.

There was no intrinsic value of the outstanding and exercisable warrants at December 31, 2019.

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

During the years ended December 31, 2019 and 2018, Smartgen performed $288,910 and $174,290 in field services, respectively, the cost of which is included in cost of goods sold.

NOTE 10 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2019	2018
Federal income tax rate	(21)%	(21)
State tax, net of federal benefit	(7)%	(7)%
Carryback net operating loss	21%	—
Change in valuation allowances	7%	7%
Effective income tax rate	—%	(21)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Inventory reserves	$395,562	$210,283
Accrued liabilities and other reserves	208,366	120,251
Net operating loss carryover	734,207	326,515
Deferred tax liability:
Accumulated depreciation	(97,055)	(86,562)
Net deferred tax assets	1,241,080	570,487
Valuation allowance	(1,241,080)	(570,487)
Net deferred tax assets, net of valuation allowances	$—	$—

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2019 and 2018, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2010.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2010 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Authoritative guidance issued by the ASC Topic 740 – Income Taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company considers all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgement about the forecast of future taxable income is consistent with the plans and estimates we are using to manage the underlying business. Based on their evaluation, the Company determined that their net deferred tax assets do not meet the requirements to be realized, and as such, the Company has provided a full valuation allowance against them.

As of December 31, 2019, the Company has approximately $2,400,000 of available net operating loss carryforwards which may be available to offset income in future periods.

On March 25, 2020, the Senate passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), commonly known as “Phase Three” of coronavirus economic relief. The CARES Act provides stimulus to individuals, businesses, and hospitals in response to the economic distress caused by the coronavirus (COVID-19) pandemic. On March 27, 2020, the House of Representatives passed the CARES Act by voice vote. President Trump signed the bill into law that same day.  Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 (e.g., NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limited NOL absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.  Based on the passage of Cares Act, the Company believes it will be entitled to a refund of approximately $1,200,000 from the payment of prior year taxes. The Company will account for the refund in the first quarter of 2020, the period that includes the enactment date of the new tax law.

NOTE 11 – COMMITMENT AND CONTINGENCIES

Leases

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms of 3 years. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

Twelve Months Ended December 31, 2019
Lease Cost
Operating lease cost (of which $102,461 is included in general and administration and $597,007 is included in cost of sales in the Company’s statement of operations)	$699,468

Other Information
Weighted average remaining lease term – operating leases (in years)	3.4
Average discount rate – operating leases	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

At December 31, 2019
Operating leases
Long-term right-of-use assets, net of amortization of $154,921	$2,186,775

Short-term operating lease liabilities	$617,642
Long-term operating lease liabilities	1,659,506
Total operating lease liabilities	$2,277,148

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020	692,977
2021	720,922
2022	746,752
2023	272,057
Total lease payments	2,432,708
Less: Imputed interest/present value discount	(155,560)
Present value of lease liabilities	$2,277,148

Rent expense for the twelve months ended December 31, 2019 and 2018 was $864,688 and $388,766, respectively (including short-term and other rentals).

Legal Proceedings

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS.

Loan under the Paycheck Protection Program

On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,714,989 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The Loan is evidenced by a promissory note (the “Note”) dated May 4, 2020, a copy of which is referenced as Exhibit 10.12 to this Form 10-K. The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use a significant majority of the Loan amount for Qualifying Expenses. However, no assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.9	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/17

10.10	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.11	Supplier Agreement between Polar Power, Inc. and Citibank, N.A. dated effective as of June 4, 2019	8-K	001-37960	10.1	6/6/2019

10.12	Paycheck Protection Program Loan Note by Polar Power, Inc. in favor of Citibank, N.A. dated May 4, 2020	8-K	001-37960	10.1	5/8/2020

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/17

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/17

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 2020.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	May 14, 2020
Arthur D. Sams	and Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	May 14, 2020
Luis Zavala	(principal financial and accounting officer)

/s/ Matthew Goldman	Director	May 14, 2020
Matthew Goldman

/s/ Keith Albrecht	Director	May 14, 2020
Keith Albrecht

/s/ Peter Gross	Director	May 14, 2020
Peter Gross

/s/ Katherine Koster	Director	May 14, 2020
Katherine Koster