Form 10-K/A
period 2019-12-31
Polar Power, Inc.
filed 2020-05-26
CIK 1622345

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Polar Power, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020 (the “Original 2019 Form 10-K”) solely to disclose that the Company filed the Original 2019 Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). This Form 10-K/A is being filed to include the disclosure below in accordance with the Order, which was inadvertently omitted from the Original 2019 Form 10-K.

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Current Report on Form 8-K, the Company was unable to file the Original 2019 Form 10-K until May 14, 2020 due to circumstances related to COVID-19, and therefore relied on the Order.

In particular, on March 19, 2020, California Governor Gavin Newsom issued an executive order requiring all California residents to stay home due to COVID-19. The Company’s executive offices are located in Gardena, California. The order, which took effect immediately on the date issued, is to remain in place until further notice. Under the March 19, 2020 order, Californians were not allowed to leave home except for essential purposes. The Governor’s order comes with misdemeanor penalties for anyone who violates the restrictions.

The March 19, 2020 order prohibited access to the Company’s facilities resulting in limited support from its staff, accounting personnel and professional advisors. The Company’s limited accounting staff was required to work remotely, which limited the Company’s ability to provide work papers and related information to its auditors from remote office locations. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original 2019 Form 10-K on a timely basis.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosure in the Original 2019 Form 10-K or reflect events that occurred after the date of the Original 2019 Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original 2019 Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 2019 Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Part IV of our Original 2019 Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K/A.

(a)(3) Exhibits

The following exhibits are filed with this Form 10-K/A:

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May, 2020.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

3