Form 10-Q
period 2020-03-31
Polar Power, Inc.
filed 2020-06-29
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of June 29, 2020 was 10,125,681.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Polar Power, Inc (the “Company”) on May 15, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q, originally due on May 15, 2020, due to circumstances related to the novel coronavirus (“COVID-19”) pandemic and in reliance on the U.S. Securities and Exchange Commission’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465), which provides conditional relief to public companies that are unable to timely comply with a filing deadline due to circumstances related to the COVID-19 pandemic.

As previously disclosed, the Company has experienced substantial disruptions in its operations as a result of the COVID-19 pandemic. In particular, the various government mandates and orders, and resulting office closures, staffing limitations, and remote working arrangements severely limited access to Company facilities by its financial reporting and accounting staff, and additional time was needed to process and evaluate financial information and to prepare required disclosures. Furthermore, management spent considerable time and attention on matters related to the COVID-19 pandemic. Accordingly, the Company was not able to compile and review certain information required to be filed with this Quarterly Report on Form 10-Q prior to the original filing deadline and thus was unable to file on a timely basis.

i

ii

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$899	$2,840
Accounts receivable	938	934
Inventories, net	13,533	13,912
Prepaid expenses	1,464	1,265
Income tax receivable	1,715	231
Total current assets	18,549	19,182

Other assets:
Operating lease right-of-use assets, net	2,033	2,187
Property and equipment, net	1,936	2,100
Deposits	93	94
Deferred tax assets	655	—

Total assets	$23,266	$23,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$573	$575
Customer deposits	288	197
Accrued liabilities and other current liabilities	1,075	1,031
Current portion of operating lease liabilities	633	618
Current portion of notes payable	327	328
Total current liabilities	2,896	2,749

Notes payable, net of current portion	698	778
Operating lease liabilities, net of current portion	1,497	1,660

Total liabilities	5,091	5,187

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and 10,125,681 shares outstanding	1	1
Additional paid-in capital	19,657	19,657
Accumulated deficit	(1,443)	(1,242)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	18,175	18,376

Total liabilities and stockholders’ equity	$23,266	$23,563

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$2,860	$7,747

Cost of sales	3,020	5,355

Gross profit (loss)	(160)	2,392

Operating Expenses
Sales and marketing	539	630
Research and development	451	562
General and administrative	1,170	1,121
Total operating expenses	2,160	2,313

Income (loss) from operations	(2,320)	79

Other income (expenses)
Interest and finance costs	(21)	(11)
Other income (expense), net	2	3
Total other income (expenses), net	(19)	(8)

Income (loss) before income taxes	(2,339)	71

Income tax benefit
Current	1,483	—
Deferred	655	—
Total income tax benefit	2,138	—

Net income (loss)	$(201)	$71

Net income (loss) per share – basic and diluted	$(0.02)	$0.01
Weighted average shares outstanding, basic and diluted	10,125,681	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months ended March 31, 2020

	Common Stock,		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2019	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Net loss	—	—	—	(201)	—	(201)
Balances, March 31, 2020 (unaudited)	10,143,158	$1	$19,657	$(1,443)	$(40)	$18,175

 Three months ended March 31, 2019

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2018	10,143,158	$1	$19,578	$2,802	$22,382

Fair value of vested stock options	—	—	79	—	79
Net income	—	—	—	71	71
Balance, March 31, 2019 (unaudited)	10,143,158	$1	$19,657	$2,873	$22,532

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$(201)	$71
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Fair value of vested stock options	—	79
Depreciation and amortization	157	143
Amortization of operating lease right-of-use assets	154	89
Deferred tax assts	(655)	—
Changes in operating assets and liabilities
Accounts receivable	(4)	(1,490)
Inventories	379	(1,645)
Prepaid expenses	(199)	(899)
Deposits	1	—
Income tax receivable	(1,484)	484
Accounts payable	(2)	524
Customer deposits	91	289
Accrued expenses and other current liabilities	43	461
Decrease in lease liability	(147)	(84)
Net cash used in operating activities	(1,867)	(1,978)

Cash flows from investing activities:
Acquisition of property and equipment	—	(79)
Proceeds from sales of property and equipment, including insurance proceeds	8	—
Net cash provided by (used in) investing activities	8	(79)

Cash flows from financing activities:
Repayment of notes	(82)	(49)
Net cash used in financing activities	(82)	(49)

Decrease in cash and cash equivalents	(1,941)	(2,106)
Cash and cash equivalents, beginning of period	2,840	5,640
Cash and cash equivalents, end of period	$899	$3,534
Supplemental non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$—	$2,760
Reclassification of prepaid expenses to property and equipment	$—	$114

 See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands, except for share and per share data and where otherwise noted)

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

Going Concern

The Company’s consolidated financial statements have been prepared on the going concern basis, which presumes the Company will continue realization of its assets and settlement of its liabilities in the normal course of operations.  The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.  The Company has reported losses from operations for the three months ended March 31, 2020, the years ended December 31, 2019 and 2018 and used cash in operations during the three months ended March 31, 2020. Its U.S. telecommunications customers, which represented 95% of the Company’s net sales as of December 31, 2019, and 89% for the three months ended March 31, 2020, have postponed shipments and orders to prioritize expansion of 5G and cell site edge computing networks. In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease pandemic, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic and its effects on the Company’s business or ability to raise funds. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2020, the Company had cash on hand in the amount of $899. On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715 pursuant to the Paycheck Protection Program (see Note 11). At June 29, 2020, the Company Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations.  If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2019 and 2018 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 14, 2020. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing the fair market value of equity transactions. Actual results may differ from those estimates.

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

We recognize revenues from rental equipment on a straight-line basis over the rental period. Our rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges. Our rental revenues have not been significant to date and accounted for less than one percent of our total revenues for the three months ended March 31, 2020 and 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2020 (Unaudited)	2019 (Unaudited)
DC power systems	$2,713	$7,605
Accessories	147	142
Total net sales	$2,860	$7,747

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2020 (Unaudited)	2019 (Unaudited)
Telecom	$2,717	$7,313
Government/Military	4	372
Marine	1	62
Other (backup DC power to various industries)	138	—
Total net sales	$2,860	$7,747

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of March 31, 2020 and December 31, 2019, the Company has established inventory reserves of $600 for obsolete and slow-moving inventory. As of March 31, 2020 and December 31, 2019, the components of inventories were as follows:

	March 31, 2020 (unaudited)	December 31, 2019

Raw materials	$8,552	$8,651
Finished goods	5,581	5,861
	14,133	14,512
Less: Inventory reserve	(600)	(600)
Total Inventories, net	$13,533	$13,912

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of March 31, 2020 and December 31, 2019, the Company had accrued a liability for warranty reserve of $375 and $375, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2020 (unaudited)	December 31, 2019
Balance at beginning of the period	$375	$175
Payments	(120)	(530)
Provision for warranties	120	730
Balance at end of the period	$375	$375

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $7 and $18 at March 31, 2020 and December 31, 2019, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $27 and $4 at March 31, 2020 and December 31, 2019, respectively, was held in an account at a financial institution located in Romania

Revenues. For the three months ended March 31, 2020, 69% and 15% of revenue were generated from the company’s two largest customers, which are Tier-1 telecommunications wireless carriers. For the same period in 2019, 60% and 27% of revenue were generated from the Company’s two largest customers, both Tier-1 telecommunication wireless carriers. For the three months ended March 31, 2020 and March 31, 2019, sales to telecommunications customers accounted for 95% and 94% of total revenue, respectively. For the quarter ending March 31, 2020 and March 31, 2019, sales to international customers accounted for 6% and 3%, of total revenue, respectively.

Accounts receivable. At March 31, 2020, 48% and 41% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2019, 70% and 6% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. At March 31, 2020, accounts payable to the Company’s largest vendor represented 9% while the other two largest vendors represented 7% and 6% each. At December 31, 2019, accounts payable to the Company’s largest vendor represented 11% while the other two largest vendors represented 10% each.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2020 (Unaudited)	March 31, 2019 (Unaudited)
Options	140,000	360,000
Warrants	115,000	115,000
Total	255,000	475,000

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

The Company’s management does not believe that there are other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2020 (Unaudited)	December 31, 2019
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,264	3,264
Vehicles	180	188
Leasehold improvements	390	390
Office equipment	172	172
Software	103	103
Total property and equipment, cost	4,180	4,188
Less: accumulated depreciation and amortization	(2,245)	(2,088)
Property and equipment, net	$1,935	$2,100

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2020 and March 31, 2019 was $157 and $143, respectively. During the three months ended March 31, 2020 and March 31, 2019, $153 and $134, respectively, of the depreciation expense was included in the cost of sales for the three-month period ended.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2020 Unaudited)	December 31, 2019
Total Equipment Notes Payable	$1,025	$1,106
Less Current Portion	327	328

Notes Payable, long term	$698	$778

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment.

As of December 31, 2019, the balance of notes payable was $1,106. During the three months ended March 31, 2020, the Company made repayments on the notes payable totaling about $82. The Company did not acquire additional equipment under financing agreements during the three-month period. As of March 31, 2020, the balance of notes payable was $1,025. The aggregate monthly payments of principal and interest of the outstanding notes payable as of March 31, 2020 of approximately $32 are due through 2024.

NOTE 4 – LINE OF CREDIT

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

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to the Company. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of its material obligations under the Supplier Agreement. For the three months ended March 31, 2020, a total of $2,246 of accounts receivables were sold to Citibank by the Company, and the Company incurred fees of approximately $9 during the three-month period then ended.

NOTE 5 – STOCKHOLDERS’ EQUITY

Treasury Stock

The Company entered into a 10b-18 Stock Repurchase Agreement on November 6, 2019 authorizing ThinkEquity, a division of Fordham Financial Management, Inc. to repurchase up to $500 of the Company’s common stock par value $0.0001. As of December 31, 2019, the Company purchased of 17,477 shares and held them as treasury stock at cost of $40. There were no purchases during 2020 and on January 20, 2020, the Company terminated the Stock Repurchase Agreement. As of March 31, 2020 and December 31, 2019, the Company funds of $155 were due back from ThinkEquity and are included in the prepaid expenses as of those dates.

NOTE 6 – STOCK OPTIONS

 The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2019	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2020 (unaudited)	140,000	$5.22
Exercisable, March 31, 2020 (unaudited)	—	—

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

In April 2018, the Company granted options to purchase an aggregate of 330,000 shares of the Company’s common stock to three of its executive officers, with exercise prices ranging from $5.09 to $5.60 per share, that expire ten years from the date of grant, and with one-third of the total options granted vesting on each of the first, second, and third anniversaries of the grant date. The fair value of each of the option award was estimated on the date of grant using the Black-Scholes option pricing model based on the following assumptions: (i) volatility rate of 57.71%, (ii) discount rate of 2.42%, (iii) zero expected dividend yield, and (iv) expected life of 6.5 years, which is the average of the term of the options and their vesting periods. The total fair value of these options at their grant dates was approximately $948.

During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation costs of nil and $79 related to the vesting of these options. As of March 31, 2020, there was no unamortized cost compensation costs remaining.

There was no intrinsic value of the outstanding and exercisable options at March 31, 2020.

NOTE 7 – WARRANTS

At March 31, 2020, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2019	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, March 31, 2020 (unaudited)	115,000	$8.75
Exercisable, March 31, 2020 (unaudited)	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire December 2021.

There was no intrinsic value of the outstanding and exercisable warrants at March 31, 2020.

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

During the three months ended March 31, 2020 and 2019, Smartgen performed $31 and $25 in field services, respectively, the cost of which is included in cost of goods sold.

NOTE 9 – INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (NOL’s) can now be carried back for five years, among other provisions. For the three months ended March 31, 2020, this resulted in the Company recognizing $1,483 of income tax receivable, $655 of deferred tax assets, and a tax benefit of $2,138.

NOTE 10 – LEASES

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease Cost
Operating lease cost (of which $25 is included in general and administration and $150 is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2020, and $8 and $88, respectively, for the three months ended March 31, 2019)	$175	$195

Other Information
Weighted average remaining lease term – operating leases (in years)	3.2	4.2
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

Operating leases	At March 31, 2020	At March 31, 2019
Long-term right-of-use assets, net of amortization of $134	$2,019	$2,641

Short-term operating lease liabilities	$633	$543
Long-term operating lease liabilities	1,497	2,133
Total operating lease liabilities	$2,130	$2,676

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020	518
2021	721
2022	747
2023	272
Total lease payments	2,258
Less: Imputed interest/present value discount	(128)
Present value of lease liabilities	$2,130

Rent expense for the three months ended March 31, 2020 and 2019 was $226 and $196, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Loan under the Paycheck Protection Program

On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715 (the “Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The Loan is evidenced by a promissory note (the “Note”) dated May 4, 2020. The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

All dollar amounts are presented in thousands, except share and per-share data and where otherwise noted.

Overview

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

During the three months ended March 31, 2020 and 2019, 95% and 94%, respectively, of our total net sales were within the telecommunications market. In 2020, 84% of our total net sales were derived from our two largest customers, of which 69% were derived from AT&T, 15% from Verizon Wireless. In 2019, we had 87% of our total net sales derived from our two largest customers, of which 60% were derived from AT&T, and 27% from Verizon Wireless. During those periods, the majority of our sales were of our DC base powers systems.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and, in the following weeks, many U.S. states and foreign countries issued lockdown orders negatively impacting the operations of our manufacturing facilities and customer demand for our products. Since then, the COVID-19 situation within the U.S. and foreign countries has rapidly escalated. In March 2020, we furloughed approximately 65% of our workforce. Although many U.S. states that had previously issued lockdown orders have gradually begun to reopen since April 2020, our business continues to be negatively impacted by COVID-19 and the full scope and duration of the lockdown, including California’s “stay at home” order, remains unknown. However, we continue to monitor the situation closely and it is possible that we may be required to implement further measures.

Recent Business Events

With an average of over 90% of our sales generated through U.S. based Tier-1 telecommunications customers, the recent slowdown in purchases from these customers has significantly impacted our revenues. During the three months ended March 31, 2020 our revenues declined by 63% when compared to same three month period ended March 31, 2019. However, during the three months ended March 31, 2020 we reported net sales of $2,860, a $1,981 increase over the $878 in net sales for the three month period ended December 31, 2019. We believe that this slowdown in the purchases of our backup generators is a result of, among other things, the following:

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

Although are beginning to see an improvement in activity from our telecommunications customers globally, actual purchases have shown only modest improvement. We believe that the COVID-19 pandemic has resulted in an increased need for expansion of telecommunication networks on a global basis in order to support growing demand in data and streaming services. We believe this increase in demand will, in turn, result in the overall expansion of the market for backup power generators in telecommunication tower applications globally. We also believe that as a result of the COVID-19 pandemic, many developed and developing nations will undertake major investments in the development of telecommunications infrastructure to support tele-education, tele-medicine, and IoT related initiatives for both urban and rural areas.

During the first quarter of 2020, we adopted certain targeted austerity measures to rationalize our investments in sales, R&D and manufacturing to help improve liquidity. During the same period, we were also affected by the spread of COVID-19 which required us to further reassess our objectives and investments. During the first quarter of 2020, we successfully increased revenues by 226% as compared to the fourth quarter of 2019 while reducing our workforce to levels that matche corresponding labor hour requirements. During the same period we were also able to reduced inventory by approximately $350 to improve liquidity.

During the first quarter of 2020, we entered into a contract with a defense contractor to develop a 50kW generator for military application. We believe this configuration will provide a complete range of solutions, from 10kW to 50kW, for diverse power requirements in the global telecommunications marketplace. We plan to deliver the first unit to our customer during the fourth quarter of 2020, and then further enhance the military configuration towards a commercially viable product.

During the first quarter of 2020 we completed the development of our natural gas and LPG product line which utilizes a higher efficiency Toyota engine. We believe, that as a result of the COVID-19 pandemic, many nations will be required to reduce the network divide between rural and urban centers, where the presence of a reliable network becomes a deciding factor in the economic outcome of various population groups. However, implementation of these programs will require environmental constraint and stewardship from local leaders. We believe that the introduction of our natural gas and LPG product line later this year for both off-grid and on-grid market applications in standalone and hybrid configurations, will help expand our sales in developing nations. We plan to launch this low emission product line for both residential and commercial markets in the U.S. during the fourth quarter of 2020. Meanwhile, we have received an initial order for 50 units from a large telecommunication company located in East Asia, and we began delivery of these units in March 2020.

In order to effectively manage our liquidity during this period of uncertainty caused by the spread of COVID-19, we have successfully secured a $1.7 million low interest loan under the Paycheck Protection Program, or the PPP, and we have identified a tax benefit of $1.7 million payable to use later in 2020 resulting from recent changes in tax laws. We believe these combined initiatives strengthen our liquidity and balance sheet and provide us with the opportunity to grow sales during the remainder of 2020 and beyond without diluting the interest of our stockholders.

In addition, during 2020, we expect to be able to use our current inventory assets, which were in excess of $15.0 million at March 31, 2020, to satisfy current and future purchase orders. Conversion of these inventory assets is expected to yield additional liquidity, further strengthening our balance sheet. With an average of 44% in material costs, our current inventory can support more than $35 million in revenues.

Critical Accounting Policies

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606).  The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.   ASC 606  creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (i) identifying the contract(s) or agreement(s) with a customer, (ii) identifying our performance obligations in the contract or agreement, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue as each performance obligation is satisfied.  Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Our warranties are of an assurance-type and come standard with all our products to cover repair or replacement should a product not perform as expected. Our warranties are not a separate performance obligation and no transaction price is allocated to it. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of March 31, 2020, and December 31, 2019, we had accrued a liability for warranty reserve of $375 and $375, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. We do not provide any service warranties to its customers that require to be accounted for as a separate performance obligation.

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

Stock-Based Compensation. We account for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. We value our equity awards using the Black-Scholes option pricing model, and account for forfeitures when they occur.  Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. We estimate volatility using a blend of our own historical stock price volatility as well as that of market comparable entities since our common stock has a limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the SEC Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2021; (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2020 were $2,860. This represents a 63% decrease in net sales as compared to $7,747 for the three months ended March 31, 2019. The decrease is primarily a result of a slowdown in purchases from our Tier-1 telecommunication customers. We believe these product order and shipment delays are temporary and are a result of a combination of factors including, among others, the transition from 3G and 4G to 5G networks in the U.S. markets by all major Tier-1 wireless providers resulting in a slowdown in sales of our backup generators. We believe that our wireless customers are focusing their financial resources into deployment of their 5G networks rather than on back-up power solutions, especially because of delays experienced by network providers in determining the future power requirements for macro cells sites connected to hundreds of small cells in a 5G network. In addition, we have observed a trend where Tier-1 network operators are divesting their tower assets to invest capital into the acquisition of wireless communication spectrum.

Our sales backlog as of March 31, 2020 was $2,900, with 59% of that amount being attributable to U.S. Tier-1 telecommunications customers, 26% to telecommunications customers overseas, 9% to military customers, and 6% to other customers.

We anticipate that our future sales will improve as the U.S. economy recovers from the impact of the COVID-19 pandemic and our U.S. telecommunications customers return to their backup power programs. We believe future sales will primarily comprised of DC power systems for applications within the mobile telecommunications tower market in the U.S. and international markets as we continue to expand our sales infrastructure in these markets.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Three-Month Periods Ended March 31, 2020 and 2019

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2020	2019	Favorable	Favorable	2020	2019
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)
Net sales	$2,860	$7,747	$(4,887)	(63)%	100%	100%
Cost of sales	3,020	5,355	2,335	44%	106%	69%
Gross profit (loss)	(160)	2,392	(2,552)	(107)%	(6)%	31%
Sales and marketing expenses	539	630	91	14%	19%	8%
Research and development expenses	451	562	111	20%	16%	7%
General and administrative expenses	1,170	1,121	(49)	(4)%	41%	14%
Total operating expenses	2,160	2,313	153	7%	76%	30%
Income (loss) from operations	(2,320)	79	(2,399)	(3,037)%	(81)%	—%
Interest and finance costs	(21)	(11)	(10)	(91)%	(1)%	—%
Other income (expense), net	2	3	(1)	(33)%	—%	—%
Income (loss) before income taxes	(2,339)	71	(2,410)	(3,394)%	(82)%	1%
Income tax benefit	(2,138)	—	2,138	213,956%	(75)%	—%
Net income (loss)	$(201)	$71	$(272)	(384)%	(7)%	1%

Net Sales. Net sales decreased $4,887, or 63%, to $2,860 for the three months ended March 31, 2020, as compared to $7,747 for the same period in 2019. The decrease in net sales was primarily due to a slowdown in sales of our DC power systems to Tier-1 telecommunications customers in the U.S as a result of our customers’ transition to 5G systems. Sales to our two largest customers accounted for 69% and 15%, respectively, of our total net sales during the three months ended March 31, 2020, as compared to 60% and 27%, respectively, of total net sales during the same period in 2019.

We believe this recent decline in revenues is a result of investments in 5G infrastructure which temporarily reduced investments into upgrade of current tower infrastructure with back-up power generators. We also believe that many of our major customers have held off purchasing our products as they continue to evaluate the impact of 5G on their future power requirements and attempt to define the correct power output for future 5G sites. We estimate sales will improve during the second half of 2020 once the telecommunications industry determines the power requirements for 5G systems. Our sales have also been negatively impacted by the spread of COVID-19, which has slowed down our customers’ ability to deploy new systems due to a slowdown in wireless tower construction activity. This has resulted in higher than anticipated inventory of our backup systems at customer warehouses, resulting in a slowdown of new orders. The inability of our telecommunications customers to accurately forecast future construction activity for the remainder of 2020 has negatively impacted our ability to estimate the full effects that the COVID-19 pandemic may have on our revenues during the remainder of 2020 and beyond.

Cost of Sales. Due to lower sales during the first quarter our cost of sales during the three months ended March 31, 2020 decreased by $2,335 or 44%, to $3,020, as compared to $5,355 during the same period in 2019. Our cost of sales as a percentage of net sales during the three months ended March 31, 2020 increased to 106%, as compared to 69% in the same period in 2019. Due to lower net sales, our fixed and semi-fixed costs, including factory rent, utilities, insurance, and depreciation, increased from 4% in three months ended March 31, 2019 to 14% during three months ended March 31, 2020. Similarly, our after-market service costs increased from 2% during the three months ended March 31, 2019 to 6.8% during the three months ended March 31, 2020. These percentage increases are a result of a decrease in manufacturing overhead absorption of fixed and semi-fixed costs. During the first quarter of 2020, we reduced our direct labor workforce by 25% and implemented subsequent reductions in March 2020 after the State of California issued a stay-at home order in attempts to slow the spread of COVID-19. As a result of the stay-at-home order, 65% of our employees are currently on furlough. We believe the steps taken to reduce our direct labor force, combined with targeted austerity measures across our company, will provide improvements in manufacturing costs during remainder of the 2020.

Gross Profit (loss). Gross profit during the three months ended March 31, 2020 decreased by $2,552, or 107%, to $(160), as compared to $2,392 during the same period in 2019. Our gross profit as a percentage of net sales was (6)% for the three months ended March 31, 2020, as compared to 31% during the same period in 2019. The decrease in gross profit margin was attributable to a decrease in factory overhead absorption resulting from lower sales and resulting underutilization of our production facilities.

Sales and Marketing Expenses. During the three months ended March 31, 2020, sales and marketing expenses decreased by $91, or 14%, to $539, as compared to $630 during the same period in 2019. The decrease was attributable to a decrease in marketing, tradeshows and promotions costs in the U.S. and international markets. Due to COVID-19 global spread during the three months period ended March 31, 2020 we decreased our travel expenses by $145 to $43 as compared to $188 for the same period in 2019. During the first quarter of 2020, we reduced our sales force through reorganizing our international sales footprint and reducing redundant efforts. We expect to realize the positive effect of these reductions beginning in the second quarter of 2020. We anticipate our sales and marketing expenses to increase slightly over the upcoming quarters as travel restrictions are lifted.

Research and Development Expenses. During the three months ended March 31, 2020, research and development expenses decreased by $111, or 20%, to $451, as compared to $562 during the same period in 2019. The decrease was primarily due to a reduction in costs associated with development of multiple customized configurations targeting new markets and applications. During the first quarter of 2020, we focused our efforts on the development of our new natural gas and LPG product lines that will be targeted to both the residential and commercial markets in the U.S. as well as internationally. As a result of the COVID-19 pandemic, we are seeing increased interest in both the U.S. and international markets for environmentally friendly generators for telecommunications towers in both on-grid and off-grid applications. During the remainder of 2020, we plan to further enhance our low emission product line through offering of hybrid systems that integrate solar and storage batteries for remote off-grid applications.

General and Administrative Expenses. General and administrative expenses increased by $49, or 4%, to $1,170 during the three months ended March 31, 2020, as compared to $1,121 during same period in 2019. Due to lower sales and impact of spread of COVID-19 on future sales, we have undertaken certain targeted austerity measures which included cancellation stock incentives that were issued, reductions in fringe benefits, reduction in travel expenses etc. We anticipate our general and administrative costs to remain flat or slightly lower during 2020.

Interest and Finance Costs. Interest expense for the three months ended March 31, 2020 was $21, as compared to $11 during the same period in 2019, an increase of $10. Our interest expense included approximately $9 in fees in connection with selling $2,246 of receivables to Citibank under our Supplier Agreement. Another $12 is primarily attributable to interest paid for financing of production equipment.

Income Tax. We had an income tax benefit of $2,138 for the three months ended March 31, 2020, and nil for the same period in 2019.

Net Income (Loss). As a result of the factors identified above, we earned a net loss of $201, or ($0.02) per basic and diluted share, for three months ended March 31, 2020, as compared to net income of $71, or $0.01 per basic and diluted share, for the same period in 2019.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2020, we funded our operations primarily from cash on hand. These funds were also used to make capital expenditures and to increase inventory to support a higher level of production. As of March 31, 2020, we had working capital of $15,653, as compared to working capital of $16,433 at December 31, 2019. This $780 decrease in working capital is primarily attributable to a $1,941 decrease in cash and cash equivalents resulting from net cash of $1,867 used in operating activities, net cash of $8 from disposal of Company property and equipment, and net cash of $82 used in payment of equipment financing.

On March 31, 2020 and December 31, 2019, our net trade receivables totaled $938 and $934, respectively. On March 31, 2020, $448 (48%) and $383 (41%) represented customer account balances of our two largest customers, as compared to $652 (70%) and $183 (20%) represented customer account balances of our two largest customers on December 31, 2019.

Our available capital resources on March 31, 2020 consisted primarily of $899 in cash and cash equivalents, as compared to $2,840 as of December 31, 2019. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any. In light of the COVID-19 crisis, the U.S. Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. On May 4, 2020, we entered into a loan agreement with Citibank, N.A. in the amount of $1,715 through the PPP. As of March 20, 2020, 65% of our U.S. labor force is in furlough status and the rest of our employees continue to support sales and essential business operations. We believe these programs will supplement our current and future available capital resources.

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

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to us. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of, its material obligations under the Supplier Agreement. During the three months ended March 31, 2020, we sold $2,246 of receivables to Citibank under our Supplier Agreement, and incurred fees of approximately $9 in connection with such sales.

Future Capital Requirements – Going Concern

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. We estimate that the current funds on hand will be sufficient to continue operations through approximately December 31, 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until sales increase and we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations.  If we are unable to identify sources of additional cash flow in the short term, we may be required to further reduce or limit operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)
Net Cash Used In
Operating Activities	$(1,867)	$(1,978)
Investing Activities	8	(79)
Financing Activities	(82)	(49)
Net decrease in cash	$(1,941)	$(2,106)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $1,867, as compared to net cash used by operating activities of $1,978 for the same period in 2019. This decrease in net cash used in 2020 was primarily due to a net loss of $201, an increase in inventory of $379, an increase in income tax benefit of $2,138, coupled with a decrease in prepaid expenses of $199 resulting from prepaid inventory received in January 2020.

Investing Activities

Net cash from investing activities for the three months ended March 31, 2020 totaled $8, as compared to $79 used during the same period in 2019, a decrease of $87 used in investing activities. This decrease was primarily due to not making property and equipment acquisitions during the first quarter of 2020.

Financing Activities

Net cash used by financing activities totaled $82 for the three months ended March 31, 2020, as compared to $49 for the same period in 2019. This increase was primarily due to securing additional equipment financing accounts after March 31, 2019.

Backlog

As of March 31, 2020, we had a backlog of $2,900. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2020 was comprised of the following elements: 85% in purchases of DC power systems by telecommunications customers, 9% in purchases by military contractors; and 6% from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of March 31, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of March 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic will likely have a significant negative impact on our business, sales, results of operations and financial condition.

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments continue to implement broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. We have closed our manufacturing facilities since the beginning of the California “stay at home” order was implemented by the governor of California. Although California modified its “stay at home” order in May 2020 to permit certain retail, manufacturing and other businesses to gradually reopen with modifications, the ultimate scope and duration of this closure is not known at this time. We have also furloughed 79 employees in the U.S. and the remaining 42 employees continue to support essential business operations. These conditions will significantly negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our employees, including our manufacturing employees, sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 pandemic could have a material adverse effect on our business, sales, results of operations and financial condition.

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

The extent to which the COVID-19 pandemic ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Our independent registered public accounting firm’s reports for the years ended December 31, 2019 and 2018 have raised substantial doubt as to our ability to continue as a “going concern.”

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

In addition, we estimate that the current funds on hand will be sufficient to continue operations through approximately December 31, 2020. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until sales increase and we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations.  If we are unable to identify sources of additional cash flow in the short term, we may be required to further reduce or limit operations.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our three key engine suppliers, Yanmar Engines Company, Kubota Corporation, and Perkins Company. Purchases from Yanmar, Kubota, and Perkins represented approximately 32%, 5%, and 0% of our total cost of sales for the three months ended March 31, 2020, respectively, and represented approximately 37%, 3%, and 19% of our total cost of sales for the same period in 2019, respectively. In the fourth quarter of 2019, we received our certificate of conformity from the U.S. Environmental Protection Agency, or EPA, on small spark-ignition Toyota engines which will be used in our new LPG / propane generators. The new Toyota engine will replace most of our Kubota applications and serve as our primary engine in our new LPG products launched in 2020. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

Additionally, we are subject to laws, regulations and other governmental actions instituted in response to the COVID-19 pandemic.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with current and potential customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. During the three months ended March 31, 2020, and 2019, our sales to international customers accounted for 6% and 3%, respectively, of total revenue. We expect that international sales will increase over time and that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of doing business internationally include:

●	the impact of the COVID-19 pandemic on the global markets and the power generation market with the international telecommunications markets;

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act or Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our certificate of incorporation may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2021, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any March 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

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

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. Although we currently comply with the requirements of SB 826, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law (should is not be repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our stock and expose us to penalties and/or reputational harm.

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

Date: June 29, 2020	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

