Form 10-Q
period 2020-06-30
Polar Power, Inc.
filed 2020-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	POLA	The NASDAQ Stock Market, LLC

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2020 was 11,375,681.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$727	$2,840
Accounts receivable	766	934
Inventories, net	13,883	13,912
Prepaid expenses	1,018	1,265
Income tax receivable	1,715	231
Total current assets	18,109	19,182

Other assets:
Operating lease right-of-use assets, net	1,878	2,187
Property and equipment, net	1,778	2,100
Deposits	93	94
Deferred tax assets	655	—

Total assets	$22,513	$23,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$584	$575
Customer deposits	592	197
Accrued expenses and other current liabilities	827	1,031
Current portion of operating lease liabilities	645	618
Current portion of notes payable	315	328
Total current liabilities	2,963	2,749

Notes payable, net of current portion	627	778
Operating lease liabilities, net of current portion	1,331	1,660
PPP Loan	1,715	—

Total liabilities	6,636	5,187

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,143,158 shares issued and 10,125,681 shares outstanding	1	1
Additional paid-in capital	19,657	19,657
Accumulated deficit	(3,741)	(1,242)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	15,877	18,376

Total liabilities and stockholders’ equity	$22,513	$23,563

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$1,126	$9,236	$3,987	$16,983
Cost of Sales	1,837	6,274	4,858	11,629
Gross profit (loss)	(711)	2,962	(871)	5,354

Operating Expenses
Sales and marketing	312	695	851	1,325
Research and development	368	541	820	1,104
General and administrative	904	1,153	2,074	2,274
Total operating expenses	1,584	2,389	3,745	4,703

Income (loss) from operations	(2,295)	573	(4,616)	651

Other income (expenses)
Interest expense and finance costs	(14)	(10)	(35)	(21)
Other income (expense), net	11	4	13	7
Total other income (expenses), net	(3)	(6)	(22)	(14)

Income (loss) before income taxes	(2,298)	567	(4,638)	637

Income tax benefit
Current	—	—	(1,484)	—
Deferred	—	—	(655)	—
Total income tax benefit	—	—	(2,139)	—

Net income (loss)	$(2,298)	$567	$(2,499)	$637

Net income (loss) per share – basic and diluted	$(0.23)	$0.06	$(0.25)	$0.06
Weighted average shares outstanding, basic and diluted	10,125,681	10,143,158	10,125,681	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months ended June 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2020 (unaudited)	10,143,158	$1	$19,657	$(1,443)	$(40)	$18,175
Net loss	—	—	—	(2,298)	—	(2,298)
Balance, June 30, 2020 (unaudited)	10,143,158	$1	$19,657	$(3,741)	(40)	$15,877

Six months ended June 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2019 (unaudited)	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Net loss	—	—	—	(2,499)	—	(2,499)
Balance, June 30, 2020 (unaudited)	10,143,158	$1	$19,657	$3,741	$(40)	$15,877

Three months ended June 30, 2019

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, March 31, 2019 (unaudited)	10,143,158	$1	$19,657	$2,873	$22,531
Fair value of vested stock options	—	—	79	—	79
Net income	—	—	—	567	567
Balance, June 30, 2019 (unaudited)	10,143,158	$1	$19,736	$3,440	$23,177

Six months ended June 30, 2019

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2018	10,143,158	$1	$19,578	$2,803	$22,382
Fair value of vested stock options			158	—	158
Net income	—	—	—	637	637
Balance, June 30, 2019 (unaudited)	10,143,158	$1	$19,736	$3,440	$23,177

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,499)	$637
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Fair value of vested stock options	—	158
Depreciation and amortization	314	295
Deferred tax assets	(655)
Amortization of operating lease right-of-use asset	309	239
Changes in operating assets and liabilities
Accounts receivable	168	1,826
Inventories	29	(3,653)
Prepaid expenses	247	(815)
Deposits	1	—
Income tax receivable	(1,484)	485
Accounts payable	9	301
Customer deposits	395	165
Accrued expenses and other current liabilities	(204)	647
Decrease in lease liability	(302)	(223)
Net cash provided by (used in) operating activities	(3,672)	62

Cash flows from investing activities:
Acquisition of property and equipment	—	(176)
Proceeds from sale of property and equipment	8	—
Net cash provided by (used in) investing activities	8	(176)

Cash flows from financing activities:
Proceeds from PPP Loan	1,715	—
Repayment of notes	(164)	(95)
Net cash provided by (used in) financing activities	1,551	(95)

Decrease in cash and cash equivalents	(2,113)	(209)
Cash and cash equivalents, beginning of period	2,840	5,640
Cash and cash equivalents, end of period	$727	$5,431

Supplemental non-cash investing and financing activities:

Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$—	$2,847
Reclassification of prepaid expenses to property and equipment	$—	$114

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Going Concern

The Company’s financial statements have been prepared on the going concern basis, which presumes the Company will continue realization of its assets and settlement of its liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the three and six months ended June 30, 2020, the years ended December 31, 2019 and 2018 and used cash in operating activities during the six months ended June 30, 2020. Its U.S. telecommunications customers, which represented 95% of the Company’s net sales as of December 31, 2019, and 97% and 98% for the three and six months ended June 30, 2020, respectively, have postponed shipments and orders to prioritize expansion of 5G and cell site edge computing networks. In March 2020, the World Health Organization declared the coronavirus of 2019 (“COVID-19”) a global pandemic. This contagious disease pandemic, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, and has resulted in an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic and its effects on the Company’s business or ability to raise funds. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issue date of the Company’s financial statements.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715 pursuant to the Paycheck Protection Program (see Note 5). At June 30, 2020, the Company had cash on hand in the amount of $727. The Company’s management estimates, as of the date of this Quarterly Report on Form 10-Q, that the current funds on hand, which includes a private placement of shares of our common stock and warrants to purchase shares of common stock in July 2020 that resulted in net proceeds to us of $2,629 (see Note 12), will be sufficient to continue operations through December 31, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2019 and 2018 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 14, 2020. These financial statements should be read in conjunction with that report.

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

We recognize revenues from rental equipment on a straight-line basis over the rental period. Our rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges. Our rental revenues have not been significant to date and accounted for less than one percent of our total revenues for the three and six months ended June 30, 2020 and 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)
DC power systems	$1,074	$8,906
Accessories	52	330
Total net sales	$1,126	$9,236

	Six months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)
DC power systems	$3,819	$16,570
Accessories	168	413
Total net sales	$3,987	$16,983

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)
Telecom	$1,096	$9,051
Government/Military	4	165
Marine	2	18
Other (backup DC power to various industries)	24	2
Total net sales	$1,126	$9,236

	Six months ended June 30,
	2020 (Unaudited)	2019 (Unaudited)
Telecom	$3,834	$16,364
Government/Military	8	537
Marine	3	80
Other (backup DC power to various industries)	142	2
Total net sales	$3,987	$16,983

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventory quantities on hand are reviewed regularly and write-downs for obsolete inventory is recorded based on an estimated forecast of the inventory item demand in the near future. As of June 30, 2020 and December 31, 2019, the Company has established inventory reserves of $600 for obsolete and slow-moving inventory. As of June 30, 2020 and December 31, 2019, the components of inventories were as follows:

	June 30, 2020 (unaudited)	December 31, 2019

Raw materials	$9,256	$8,651
Finished goods	5,227	5,861
	14,483	14,512
Less: Inventory reserve	(600)	(600)
Total Inventories, net	$13,883	$13,912

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of June 30, 2020 and December 31, 2019, the Company had accrued a liability for warranty reserve of $375 and $375, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2020 (unaudited)	December 31, 2019
Balance at beginning of the period	$375	$175
Payments	(244)	(530)
Provision for warranties	244	730
Balance at end of the period	$375	$375

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $14 and $18 at June 30, 2020 and December 31, 2019, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $22 and $4 at June 31, 2020 and December 31, 2019, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended June 30, 2020, 60% and 16% of revenues were generated from the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers. For the same period in 2019, 64% and 21% of revenues were generated from the Company’s two largest customers, both Tier-1 telecommunication wireless carriers. For the three months ended June 30, 2020 and June 30, 2019, sales to telecommunications customers accounted for 97% and 98% of total revenues, respectively.

For the six months ended June 30, 2020, sales to the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers, accounted for 67% and 14% of total revenues, respectively. For the same period in 2019, the Company’s two largest customers, which are Tier-1 telecommunications wireless carriers, accounted for 62% and 24% of total revenues, respectively. For the six months ended June 30, 2020 and June 30, 2019, sales to telecommunications customers accounted for 96% and 96% of total revenues, respectively.

Accounts receivable. At June 30, 2020, 61% and 23% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2019, 70% and 6% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. At June 30, 2020, accounts payable to the Company’s largest vendor represented 40% while the other two largest vendors represented 18% and 11%, respectively. At December 31, 2019, accounts payable to the Company’s largest vendor represented 11% while the other two largest vendors represented 10% each.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2020 (Unaudited)	June 30, 2019 (Unaudited)
Options	140,000	360,000
Warrants	115,000	115,000
Total	255,000	475,000

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

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2020 (Unaudited)	December 31, 2019
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,264	3,264
Vehicles	180	188
Leasehold improvements	390	390
Office equipment	172	172
Software	103	103
Total property and equipment, cost	4,180	4,188
Less: accumulated depreciation and amortization	(2,402)	(2,088)
Property and equipment, net	$1,778	$2,100

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2020 and 2019 was $157 and $152, respectively. During the three months ended June 30, 2020 and 2019, $149 and $142, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2020 and 2019 was $314 and $295, respectively. During the six months ended June 30, 2020 and 2019, $302 and $276, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2020	December 31,
	(Unaudited)	2019
Total Equipment Notes Payable	$942	$1,106
Less Current Portion	315	328
Notes Payable, long term	$627	$778

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $29 are due through 2023.

NOTE 4 – SUPPLIER AGREEMENT

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

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to the Company. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of its material obligations under the Supplier Agreement. During the period ended June 30, 2020, a total of $2,621 of accounts receivables had been sold to Citibank by the Company, and the Company incurred fees of approximately $12 during the period then ended.

NOTE 5- PPP LOAN

On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715 (the “PPP Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The Loan is evidenced by a promissory note dated May 4, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company applied ASC 470, Debt, to account for the PPP loan.

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use a significant majority of the Loan amount for Qualifying Expenses and expects the full amount of the PPP Loan to be forgiven. However, no assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part.

NOTE 6 – STOCKHOLDERS’ EQUITY

Treasury Stock

The Company entered into a 10b-18 Stock Repurchase Agreement on November 6, 2019 authorizing ThinkEquity, a division of Fordham Financial Management, Inc. to repurchase up to $500 of the Company’s common stock par value $0.0001. As of December 31, 2019, the Company purchased of 17,477 shares and held them as treasury stock at cost of $40. There were no purchases during 2020 and on January 20, 2020, the Company terminated the Stock Repurchase Agreement. As of June 30, 2020 and December 31, 2019, funds of $155 were due back from ThinkEquity and are included in the prepaid expenses as of those dates.

NOTE 7 – STOCKHOLDERS’ EQUITY

The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2019	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, June 30, 2020 (unaudited)	140,000	$5.22
Exercisable, June 30, 2020 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

During the six months ended June 30, 2020 and 2019, the Company expensed total stock-based compensation related to the vested options of nil and $158, respectively, related to the vesting of these options. As of June 30, 2020, there was no unamortized cost compensation costs remaining.

The intrinsic value of the outstanding options at June 30, 2020 was approximately $4.

NOTE 8 – WARRANTS

At June 30, 2020, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2019	115,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, June 30, 2020 (unaudited)	115,000	$8.75
Exercisable, June 30, 2020 (unaudited)	115,000	$8.75

In connection with the Company’s underwritten initial public offering in December 2016, the Company issued warrants to the underwriters to purchase up to 115,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire December 2021.

There was no intrinsic value of the outstanding and exercisable warrants at June 30, 2020.

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

During the three months ended June 30, 2020 and 2019, Smartgen performed nil and $93 in field services, respectively. Smartgen performed $31 and $173 in field services for the six months ended June 30, 2020 and 2019, respectively.

Smartgen had no purchases from the Company during the three months and the six months ended June 30, 2020 and 2019, respectively.

NOTE 10 – INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (NOL’s) can now be carried back for five years, among other provisions. As such, during the period ended June 30, 2020, the Company recorded $1,483 as an income tax receivable and $655 of deferred tax assets. The provisions of the CARES Act resulted the Company being able to recognize a tax benefit of $2,139 during the six month period ended June 30, 2020.

NOTE 11 - LEASES

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost (of which $49 is included in general and administration and $301 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2020, and for the same period in 2019, respectively)	$350	$350

Other Information
Weighted average remaining lease term – operating leases (in years)	2.9	3.9
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2020	At December 31, 2019
Operating leases
Long-term right-of-use assets, net of amortization of $108 and $155, respectively	$1,878	$2,187

Short-term operating lease liabilities	$645	$618
Long-term operating lease liabilities	1,331	1,660
Total operating lease liabilities	$1,976	$2,278

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020	343
2021	721
2022	747
2023	272
Total lease payments	2,083
Less: Imputed interest/present value discount	(107)
Present value of lease liabilities	$1,976

Rent expense for the six months ended June 30, 2020 and 2019 was $389 and $370, respectively.

NOTE 12 – SUBSEQUENT EVENTS

Securities Purchase Agreement

On July 2, 2020, the Company entered into a securities purchase agreement (“Purchase Agreement”) with certain institutional investors (“Investors”) for the sale by the Company in a private placement of 1,250,000 shares (“Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”), at a purchase price of $2.25 per share. Additionally, at Closing (as defined below) each Investor received a common stock purchase warrant (“Warrant”) to purchase up to a number of shares of Common Stock equal to, for each Share purchased by an Investor, 0.5 shares of Common Stock issuable upon exercise of the Warrants.

The Purchase Agreement contains customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and the Investors, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The Warrants have an exercise price of $3.13 per share, are exercisable beginning on July 7, 2020 and have a term of five years.

The closing of the private placement took place on July 7, 2020. The aggregate net proceeds from the sale of the Shares and Warrants was approximately $2,629. The Company intends to use the net proceeds from the private placement for working capital purposes.

The following proforma information details the effect of our private placement of securities on July 2, 2020 as if it occurred at June 30, 2020.

	As of June 30, 2020
	(unaudited)
	Actual	Pro Forma as Adjusted

Cash	$727	$3,356
Total Assets	$22,513	$25,142

Total Liabilities	$6,636	$6,636
Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	$—	$—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,125,681 outstanding at June 30, 2020, and 11,375,681 shares outstanding proforma	1	1
Additional paid-in capital	19,657	22,470
Accumulated deficit	(3,741)	(3,925)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	$15,877	$18,506
Total liabilities and stockholders’ equity	$22,513	$25,142

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

Overview

We design, manufacture, and sell DC power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, marine and industrial.

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

During the three months ended June 30, 2020 and 2019, 97% and 98%, respectively, of our total net sales were within the telecommunications market. In 2020, 80% of our total net sales were derived from our two largest customers, of which 67% were derived from AT&T, 14% from Verizon Wireless. In 2019, we had 86% of our total net sales derived from our two largest customers, of which 62% were derived from AT&T, and 24% from T-Mobile. During those periods, the majority of our sales were of our DC base powers systems.

Impact of COVID-19

The novel coronavirus of 2019, or COVID-19, has had and is likely to continue to have, a material and substantial adverse impact on our results of operations including, among others, a decrease in our sales, delays in sourcing of raw materials from suppliers which, in turn, has raised liquidity concerns. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers. To the extent the Covid-19 pandemic has an adverse effect upon our customers’ businesses, our business and results of operations could suffer as well. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing functionality, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect our net revenues and our ability to remain a going concern.

In the event we remain a going concern, the impacts of COVID-19 on our business, sources of revenues and the general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. As a result of our declining revenues during the COVID-19 pandemic, our management team implemented a cost reduction program to reduce overhead. We lowered operation expenses, while still keeping the business operational and ready to expand when needed. We will continue to actively monitor the situation and may take further actions that may alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to negatively impact our financial results during fiscal year 2020 and perhaps beyond.

Recent Business Events

With an average of 90% of our sales generated through U.S. based Tier-1 telecommunications customers, the recent slowdown in purchases from these customers has significantly impacted our revenues. During the three months ended June 30, 2020 our revenues declined by 88% when compared to same three-month period ended June 30, 2019. We believe that this slowdown in the purchases of our backup generators is a result of, among other things, the following:

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

Although the COVID-19 pandemic has had a negative impact on our results of operations during the first two quarters of 2020, we believe that our telecom markets have not been diminished, but due to COVID-19 all of our telecom accounts domestic and abroad have slowed their installation and maintenance of equipment including generators. There are travel restriction on installation and commissioning crews along with government inspections and site build approval slowdown that are keeping generators from being purchased and installed. Employees working from home also has slowed down purchasing. As we have stated before, for major generator manufacturers, telecom typically represents only 10% to 30% of their overall business. Residential and commercial backup, off grid prime power, military, and recreational generators make up the majority of their businesses.

Polar Power has to diversify its customer base and that would include pursuing other markets. We chose to first prioritize the diversification of our customer base within our telecom market. The Toyota engine-based generator project was aimed at telecom companies wanting to go more environmentally friendly by reducing their use of diesel fuels and going with cleaner (and lower cost) fuels coupled with more energy efficient generators. Given the telecom slowdown we have moved up our plans and allocation of resource to pursue to non-related telecom markets. Non-related telecon accounts (except military) require larger customer service resource as the number of generators sold to a customer is significantly smaller in volume, but the number of these customers is a magnitude larger. Our current obstacle is filling our own manpower needs in managing the increasing number is customers is also COVID-19 related.

We also believe that as a result of the COVID-19 pandemic, there may be increased need for expansion of telecommunication networks on a global basis in order to support the growing demand in data and streaming services. We believe this increase in demand will, in turn, result in the overall expansion of the market for backup power generators in telecommunication tower applications globally. We also believe that as a result of the COVID-19 pandemic, many developed and developing nations will undertake major investments in the development of telecommunications infrastructure to support tele-education, tele-medicine, and IoT related initiatives for both urban and rural areas.

During the first half of 2020, we adopted certain targeted austerity measures to rationalize our investments in sales, R&D and manufacturing to help improve liquidity. During the same period, we were also affected by the spread of COVID-19 which required us to further reassess our objectives and investments. During the first half of 2020, we successfully implemented cost reduction programs in operating expenses while not reducing support to our sales initiatives and service programs.

During the first half of 2020, we entered into a contract with a defense contractor to develop a 50kW generator for military application. We believe this configuration will provide a complete range of solutions, from 10kW to 50kW, for diverse power requirements in the global telecommunications marketplace. We plan to deliver the first unit to our customer during the fourth quarter of 2020, and then further enhance the military configuration towards a commercially viable product.

During the first half of 2020 we completed the development of our natural gas and LPG product line which utilizes a higher efficiency Toyota engine and received an initial order from a large telecommunication company located in East Asia. We believe, that as a result of the COVID-19 pandemic, many nations will be required to reduce the network divide between rural and urban centers, where the presence of a reliable network becomes a deciding factor in the economic outcome of various population groups. However, implementation of these programs will require environmental constraint and stewardship from local leaders. We believe that the introduction of our natural gas and LPG product line later this year for both off-grid and on-grid market applications in standalone and hybrid configurations, will help expand our sales in developing nations. We plan to launch this low emission product line for both residential and commercial markets in the U.S. during the fourth quarter of 2020.

In order to effectively manage our liquidity during this period of uncertainty caused by the COVID-19 pandemic, we have obtained a $1.7 million low interest loan under the Paycheck Protection Program, or the PPP, and a tax benefit of $1.7 million payable to us later in 2020 resulting from recent changes in tax laws. In July 2020, we completed a private placement of shares of our common stock and warrants to purchase shares of common stock resulting in aggregate net proceeds of approximately $2.6 million.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Our warranties are of an assurance-type and come standard with all our products to cover repair or replacement should a product not perform as expected. Our warranties are not a separate performance obligation and no transaction price is allocated to it. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of June 30, 2020, and December 31, 2019, we had accrued a liability for warranty reserve of $375 and $375, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. We do not provide any service warranties to its customers that require to be accounted for as a separate performance obligation.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2020 were $1,126, which represents an 88% decrease in net sales as compared to $9,236 for the three months ended June 30, 2019. Our net sales for the six months ended June 30, 2020 were $3,987, which represents a 77% decrease in net sales as compared to $16,983 for the same period in 2019. We believe this decline in revenues is primarily the result of our Tier-1 telecommunications customers making investments in their new 5G networks rather than making investments in back-up power generators. We also believe that COVID-19 has had a negative impact on our customers’ ability to deploy new systems due to precautionary measures they have established which are aimed at slowing down the spread of COVID-19 within their employee base. These delays in the deployment of new 5G networks have had a direct negative impact on our ability to increase sales of our products to our Tier-1 telecommunications customers.

Our sales backlog as of June 30, 2020 was $3,764, with 70% of that amount being attributable to U.S. Tier-1 telecommunications customers, 17% to telecommunications customers outside the U.S., 9% to military customers, and 4% to other customers.

We are focused on continuing to grow our customer base. We continue to invest, heavily in our sales and marketing efforts and research and development capacity. We anticipate that our future sales will improve as the U.S. economy recovers from the impact of the COVID-19 pandemic and our U.S. telecommunications customers return to their backup power programs. However, the full impact of the COVID-19 pandemic on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 28 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2020 (unaudited)	2019 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2020	2019
Net sales	$1,126	$9,236	$(8,111)	(88)%	100.0%	100.0%
Cost of sales	1,837	6,274	4,437	71%	163.1%	67.9%
Gross profit (loss)	(711)	2,962	(3,674)	(124)%	(63.1)%	32.1%
Sales and marketing expenses	312	695	383	55%	27.7%	7.5%
Research and development expenses	368	541	173	32%	32.7%	5.9%
General and Administrative expenses	904	1,153	249	22%	80.3%	12.5%
Total operating expenses	1,584	2,389	805	34%	140.7%	25.9%
Income (loss) from operations	(2,295)	573	(2,868)	(501)%	(203.8)%	6.2%
Interest and finance costs	(14)	(10)	(4)	(40)%	(1.2)%	(0.1)%
Other income (expense), net	11	4	7	175%	1.0%	0.0%
Income before income taxes	(2,298)	567	(2,865)	(505)%	(204.1)%	6.1%
Net income (loss)	$(2,298)	$567	$(2,865)	(505)%	(204.1)%	6.1%

Net Sales. Net sales decreased $8,111, or 88%, to $1,126 for the three months ended June 30, 2020, as compared to $9,236 for the same period in 2019. Sales to our two largest customers, accounted for 60% and 16%, respectively, of our total net sales during the three months ended June 30, 2020, as compared to 64% and 21%, respectively, of total net sales for the same period in 2019.

We believe this decline in revenues is primarily the result of our Tier-1 telecommunications customers making investments in their new 5G networks rather than making investments in back-up power generators. We also believe that COVID-19 has had a negative impact on our customers’ ability to deploy new systems due to precautionary measures aimed at slowing down the spread of COVID-19. These delays in the deployment of new 5G networks have had a direct negative impact on our ability to increase sales of our products to our Tier-1 telecommunications customers. Until the threat of COVID-19 is reduced and/or stabilized, which may not occur for the foreseeable future, we cannot predict with any certainty when our customers will resume their purchases of back-up generators at normal levels.

Cost of Sales. Cost of sales during the three months ended June 30, 2020 decreased by $4,437, or 71%, to $1,837, as compared to $6,274 during the same period in 2019. Cost of sales as a percentage of net sales during the three months ended June 30, 2020 increased to 163.1% as compared to 67.9% in the same period in 2019. The increase in cost of sales as a percentage of net sales is a result of a decrease in factory overhead absorption due to under-utilization of our production capacity, coupled a with a slight increase in prices of raw materials related to lower volume purchases. We made significant additions in manufacturing equipment and facilities during the previous two years to increase our production capacity which is currently under-utilized due to the current slowdown in sales of our DC power systems. Although these initiatives have resulted in an increase in cost of sales in the short-term, we believe that these initiatives will eventually result in a reduction in our cost of sales as a percentage of net sales in future quarterly periods as sales increase to normal levels.

Gross Profit (loss). We had a gross loss of $711 for the three months ended June 30, 2020, which is a decrease in gross profit of $3,674, or 124%, as compared to gross profit of $2,962 during the same period in 2019. Our gross loss as a percentage of net sales was (63.1)% for the quarter ended June 30, 2020, as compared to 32.1% in the same period in 2019. The decrease in gross profit margin was attributable to a decrease in factory overhead absorption resulting from lower sales and resulting underutilization of our production facilities, a slight increase in price discounts offered on the sale of our DC power systems, coupled a with a slight increase in prices of raw materials related to lower volume purchases.

Sales and Marketing Expenses. During the three months ended June 30, 2020, sales and marketing expenses decreased by $383, or 55%, to $312, as compared to $695 during the same period in 2019. The decrease was attributable to a decrease in marketing and promotions of our DC power systems in the U.S. and international markets due to travel restrictions and other measures aimed to reducing the spread of COVID-19. As part of our ongoing strategy to expand our customer base, we plan to increase our sales and marketing expenditures as travel restrictions are lifted and tradeshow and similar events return to normal.

Research and Development Expenses. During the three months ended June 30, 2020, research and development expenses decreased by $173, or 32%, to $368, as compared to $541 during the same period in 2019. During the second quarter of 2020, we limited our research and development efforts to near-completion projects and to support existing sales activity. In addition, we focused our efforts on the completion of our new natural gas and LPG product lines that will be targeted to both the residential and commercial markets in the U.S. as well as internationally. During the remainder of 2020, we plan to further enhance our low emission product line through offering of hybrid systems that integrate solar and storage batteries for remote off-grid applications.

General and Administrative Expenses. General and administrative expenses decreased by $249, or 22%, to $904 during the three months ended June 30, 2020, as compared to 1,153 during same period in 2019. The decrease was primarily due to a 45% reduction in general and administrative wages and fringe benefits. Due to lower sales and impact of spread of COVID-19 on future sales, we anticipate our general and administrative costs to remain flat for the remainder of 2020.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2020 was $14, as compared to $10 during the same period in 2019, an increase of $4. We had a $2 increase in interest expense attributable to equipment financing and a $2 increase in finance charges in connection to receivable sold to Citibank under our Supplier

Income Tax. We had no income tax expense for the three months ended June 30, 2020, and for the same period in 2019.

Net Income (Loss). As a result of the factors identified above, we reported net loss of $2,298, or $(0.23) per basic and diluted share, for the three months ended June 30, 2020, as compared to net income of $567, or $0.06 per basic and diluted share, for the same period in 2019.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2020 (unaudited)	2019 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2020	2019
Net sales	$3,987	$16,983	$(12,996)	(77)%	100.0%	100.0%
Cost of sales	4,858	11,629	6,771	58%	121.8%	68.5%
Gross profit (loss)	(871)	5,354	(6,225)	(116)%	(21.8)%	31.5%
Sales and marketing expenses	851	1,325	474	36%	21.3%	7.8%
Research and development expenses	820	1,104	284	26%	20.6%	6.5%
General and Administrative expenses	2,074	2,274	200	9%	52.0%	13.4%
Total operating expenses	3,745	4,703	958	20%	93.9%	27.7%
Income (loss) from operations	(4,616)	651	(5,267)	(809)%	(115.8)%	3.8%
Interest and finance costs	(35)	(21)	(14)	(67)%	(0.9)%	(0.1)%
Other income (expense), net	13	7	6	86%	0.3%	0.0%
Income (loss) before income taxes	(4,638)	637	(5,275)	(828)%	(116.3)%	3.8%
Income tax benefit	(2,139)	—	2,139	—	(53.6)%	—
Net income (loss)	$(2,499)	$637	$(3,136)	(492)%	(62.7)%	3.8%

Net Sales. Net sales decreased $12,996, or 77%, to $3,987 for the six months ended June 30, 2020, as compared to $16,983 for the same period in 2019. The decrease in net sales was primarily due to a decrease in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our two largest customers, accounted for 67% and 14% of our total net sales during the six months ended June 30, 2020. Sales to our two largest customers as of June 30, 2019, accounted for 62% and 24% of total net sales.

We believe this decline in revenues is a result of Tier-1 telecommunications customers’ investments in 5G infrastructure which temporarily reduced investments in back-up power generators. Our sales have also been negatively impacted by the spread of COVID-19, which has slowed down our customers’ ability to deploy new systems due to precautionary measures aimed at slowing down the spread of COVID-19.

Cost of Sales. Cost of sales during the six months ended June 30, 2020 decreased by $6,771, or 58%, to $4,858, as compared to $11,629 during the same period in 2019. Cost of sales as a percentage of net sales during the six months ended June 30, 2020 increased to 121.8%, as compared to 68.5% in the same period in 2019 as a result of an decrease in factory overhead absorption due to under-utilization of the production capacity, coupled a with a slight increase in prices of raw materials related to lower volume purchases.

Gross Profit (Loss). Gross profit during the six months ended June 30, 2020 decreased by $6,225, or 116%, to gross loss of $871, as compared to gross profit of $5,354 during the same period in 2019. Our gross profit as a percentage of net sales was (21.8)% for the six months ended June 30, 2020, as compared to 31.5% in the same period in 2019. The decrease in gross profit margin was attributable to a decrease in factory overhead absorption due to under-utilization of the factory capacity and reduced revenues during the six month period ending June 30, 2020, a slight increase in price discounts offered on the sale of our DC power systems, coupled a with a slight increase in prices of raw materials related to lower volume purchases.

Sales and Marketing Expenses. During the six months ended June 30, 2020, sales and marketing expenses decreased by $474, or 36%, to $851, as compared to $1,325 during the same period in 2019. COVID-19 created travel restrictions and closure or postponement of tradeshow and promotion events worldwide limiting our sales teams to telework. These restrictions caused our travel expenses to decrease from $310 during the six months ended June 30, 2019, to $50 for the same period in 2020. Tradeshow and promotion events expenses decreased from $178 during the six months ended June 30, 2019, to $41 for the same period in 2020.

Research and Development Expenses. During the six months ended June 30, 2020, research and development expenses decreased by $284, or 26%, to $820, as compared to $1,104 during the same period in 2019. The decrease in research and development expense in 2020 was a result of reductions in labor head counts during the second quarter of 2020 as part of the Company’s cost reduction program following the slowdown in sales during the second quarter of 2020.

General and Administrative Expenses. General and administrative expenses decreased by $200, or 9%, to $2,074 during the six months ended June 30, 2020, as compared to $2,274 during same period in 2019. The decrease in general and administrative expenses decreased during the second quarter of 2020 as a result of various government mandates related to the COVID-19 pandemic resulting in office closures and staffing limitations.

Interest and Finance Costs. Interest and finance costs for the six months ended June 30, 2020 was $35, as compared to $21 during the same period in 2019, an increase of $14. The increase in interest expense and finance costs during the six months ended June 30, 2020 was primarily a result of $11 in finance cost related to selling $2,621 in accounts receivable through our Supplier Agreement with Citibank, compared to nil finance cost during the same period in 2019. We experienced a $3 increase in interest expense attributable to new manufacturing equipment acquired in the last twelve months.

Income Tax Benefit. We had an income tax benefit of $2,139 for the six months ended June 30, 2020, and no such amount for the same period in 2019.

Net Income (Loss). For the six months ended June 30, 2020, we incurred net loss of $2,499, or $(0.25) per basic and diluted share, as compared to net income of $637, or $0.06 per basic and diluted share for the six months ended June 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2020, we funded our operations primarily from cash on hand. These funds were also used to increase inventory to support research and development projects and the launch of our new line of LPG / propane generators. As of June 30, 2020, we had working capital of $15,146, as compared to working capital of $16,433 at December 31, 2019. This $1,287 decrease in working capital is primarily attributable to a $2,113 decrease in cash and cash equivalents resulting from net cash of $3,672 used in operating activities, net cash of $8 from disposal of Company property and equipment, and net cash of $1,551 from proceeds of PPP Loan net of payment of equipment financing.

On June 30, 2020 and December 31, 2019, our net trade receivables totaled $766 and $934, respectively. On June 30, 2020, $467 (61%) and $177 (23%) represented customer account balances of our two largest customers, as compared to $652 (70%) and $183 (20%) represented customer account balances of our two largest customers on December 31, 2019.

Our available capital resources on June 30, 2020 consisted primarily of $727 in cash and cash equivalents, as compared to $2,840 as of December 31, 2019. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any. In light of the COVID-19 crisis, the U.S. Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. On May 4, 2020, we entered into a loan agreement with Citibank, N.A. in the amount of $1,715 through the PPP. As of June 30, 2020, 55% of our U.S. labor force is in furlough status and the rest of our employees continue to support sales and essential business operations. We believe these programs will supplement our current and future available capital resources.

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

Citibank may change the pricing terms at any time in its sole discretion upon at least thirty days prior written notice to us. In addition, either party may terminate the Supplier Agreement upon thirty business days prior written notice to the other party, provided that either party may terminate the agreement upon five business days prior written notice if the other party is in breach of, or fails to perform any of, its material obligations under the Supplier Agreement. During the six months ended June 30, 2020, we sold $2,621 of receivables to Citibank under our Supplier Agreement, and incurred fees of approximately $12 in connection with such sales.

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

The following proforma information details the effect of our private placement of securities on July 2, 2020 as if it occurred at June 30, 2020.

	As of June 30, 2020
	(unaudited)
	Actual	Pro Forma as Adjusted

Cash	$727	$3,356
Total Assets	$22,513	$25,142

Total Liabilities	$6,636	$6,636
Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	$—	$—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,125,681 shares outstanding at June 30, 2020, and 11,375,681 shares outstanding proforma	1	1
Additional paid-in capital	19,657	22,470
Accumulated deficit	(3,741)	(3,925)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	$15,877	$18,506
Total liabilities and stockholders’ equity	$22,513	$25,142

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(3,672)	$62
Investing Activities	8	(176)
Financing Activities	1,551	(95)
Net decrease in cash	$(2,113)	$(209)

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2020 was $3,672, as compared to net cash provided by operating activities of $62 for the same period in 2019. This decrease in net cash used in 2020 was primarily due to a net loss of $2,499, a decrease in accounts receivable of $168, a decrease in prepaid expenses of $247, an increase in income tax benefit of $2,139, coupled with an increase in customer deposits of $395 on new purchase orders of our DC power systems.

Investing Activities

Net cash from investing activities for the six months ended June 30, 2020 totaled $8, as compared to $176 used during the same period in 2019, primarily as a result of a decrease of $87 used in investing activities. This decrease was primarily due to not making property and equipment acquisitions during the first quarter of 2020.

Financing Activities

Net cash provided by financing activities totaled $1,551 for the six months ended June 30, 2020, as compared to $95 used in financing activities during the same period in 2019. This increase was primarily due to borrowing $1,715 during the three months ended June 30, 2020, from Citibank, N.A. pursuant to the PPP under the CARES Act.

Backlog

As of June 30, 2020, we had a backlog of $3,764. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2020 was comprised of the following elements: 70% in purchases of DC power systems by telecommunications customers in the U.S., 17% in purchases from telecommunication customers outside the U.S., 9% by military contractors; and 4% from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of June 30, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has led to severe disruptions in general economic activities, as businesses and federal, state, and local governments continue to implement broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. We closed our manufacturing facilities when the California “stay at home” order was implemented by the governor of California in March 2020 and slowly reopened operations in phases as permitted by the governor. Although California modified its “stay at home” order by permitting certain retail, manufacturing and other businesses to gradually reopen in phases, spikes in new coronavirus cases during the month of August 2020 have led government authorities to reinstate “stay at home” orders for certain businesses. Ultimately, the scope and duration of business restrictions is not known at this time. We have 35 employees on furlough status as of August 2020 in the U.S. and a combination of 80 part-time and full-time employees supporting essential business operations. These conditions will significantly negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our employees, including our manufacturing employees, sales staff and corporate management team. Individually and collectively, the consequences of the COVID-19 pandemic could continue to have a material adverse effect on our business, sales, results of operations and financial condition during the remainder of 2020 and perhaps beyond.

Additionally, our liquidity has and could continue to be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required to improve our cash position and capital structure.

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

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to two customers within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to two customers within the telecommunications market, AT&T, and Verizon Wireless. Any factor adversely affecting sales of these power systems to these customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. For example, during the fourth quarter of 2019, and extending into the first quarter of 2020, our U.S. Tier-1 telecommunications customers postponed orders and shipments to the latter part of 2020 which resulted in an 87% decline in net revenues during the fourth quarter of 2019 as compared to the third quarter of 2019. Although net revenues from our Tier-1 telecommunications customers increased over 300% in each of the first two quarters of 2020 as compared to the fourth quarter of 2019, we believe net sales have been negatively impacted by the COVID-19 pandemic as a result of certain restrictions imposed by our customers which have effectively prevented them from operating their businesses in the ordinary course.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Perkins Company. Purchases from Yanmar and Perkins represented approximately 22% and nil% of our total cost of sales for the three months ended June 30, 2020, respectively, and represented approximately 42% and 14% of our total cost of sales for the same period in 2019, respectively. Purchases from Yanmar, and Perkins represented approximately 33% and nil of our total cost of sales for the six months ended June 30, 2020, respectively, and represented approximately 40% and 16% of our total cost of sales for the same period in 2019, respectively. In the fourth quarter of 2019, we received our certificate of conformity from the U.S. Environmental Protection Agency on small spark-ignition Toyota engines which will be used in our new LPG / propane generators. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with current and potential customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. During the three and six months ended June 30, 2020, and 2019, our sales to international customers accounted for 7% and 3%, and 7% and 3%, respectively, of total revenue. We expect that international sales will increase over time and that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Our Chairman, President and Chief Executive Officer owns a significant percentage of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 49% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include, without limitation:

●	competition from existing technologies and products or new technologies and products that may emerge;

●	the loss of significant customers, including AT&T and Verizon Wireless;

●	actual or anticipated variations in our quarterly operating results;

●	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

●	our cash position;

●	announcement or expectation of additional financing efforts;

●	issuances of debt or equity securities;

●	our inability to successfully enter new markets or develop additional products;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their respective growth rates;

●	sales of our shares of common stock by us, or our stockholders in the future;

●	trading volume of our shares of common stock on the Nasdaq Capital Market;

●	market conditions in our industry;

●	overall performance of the equity markets and general political and economic conditions;

●	introduction of new products or services by us or our competitors;

●	additions or departures of key management, engineering or other personnel;

●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

●	changes in the market valuation of similar companies;

●	disputes or other developments related to intellectual property and other proprietary rights;

●	changes in accounting practices;

●	significant lawsuits, including stockholder litigation; and

●	other events or factors, many of which are beyond our control.

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

Under our 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of the date of this Quarterly Report on Form 10-Q, we had granted options to purchase an aggregate of 140,000 shares of our common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in dilution to our existing stockholders, which could cause our share price to fall.

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

Date: August 14, 2020	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

