Form 10-Q
period 2020-09-30
Polar Power, Inc.
filed 2020-11-16
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 16, 2020 was 11,650,681.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,071	$2,840
Accounts receivable	1,776	934
Inventories, net	11,380	13,912
Prepaid expenses	334	1,265
Income tax receivable	1,715	231
Total current assets	17,276	19,182

Other assets:
Operating lease right-of-use assets, net	1,721	2,187
Property and equipment, net	1,634	2,100
Deposits	98	94
Deferred tax assets	655	—

Total assets	$21,384	$23,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$319	$575
Customer deposits	689	197
Accrued expenses and other current liabilities	912	1,031
Current portion of operating lease liabilities	657	618
Current portion of notes payable	290	328
Line of Credit	245	—
Total current liabilities	3,112	2,749

Notes payable, net of current portion	569	778
Operating lease liabilities, net of current portion	1,162	1,660
PPP Loan	1,715	—

Total liabilities	6,558	5,187

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 11,668,158 shares issued and 11,650,681 shares outstanding on September 30, 2020 and 10,143,158 shares issued and 10,125,681 shares outstanding on December 31, 2019	1	1
Additional paid-in capital	23,330	19,657
Accumulated deficit	(8,465)	(1,242)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	14,826	18,376

Total liabilities and stockholders’ equity	$21,384	$23,563

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$2,501	$6,939	$6,488	$23,922
Cost of Sales	2,800	4,707	7,658	16,336
Increase in inventory reserve	2,400	—	2,400	—
Gross profit (loss)	(2,699)	2,232	(3,570)	7,586

Operating Expenses
Sales and marketing	445	707	1,296	2,033
Research and development	489	546	1,309	1,650
General and administrative	1,080	936	3,154	3,209
Total operating expenses	2,014	2,189	5,759	6,892

Income (loss) from operations	(4,713)	43	(9,329)	694

Other income (expenses)
Interest expense and finance costs	(11)	(14)	(46)	(34)
Other income (expense), net	1	19	14	26
Total other income (expenses), net	(10)	5	(32)	(8)

Income (loss) before income taxes	(4,723)	48	(9,361)	686

Income tax benefit
Current	—	—	(1,484)	—
Deferred	—	—	(655)	—
Total income tax benefit	—	—	(2,139)	—

Net income (loss)	$(4,723)	$48	$(7,222)	$686

Net income (loss) per share – basic and diluted	$(0.42)	$0.00	$(0.68)	$0.07
Weighted average shares outstanding, basic and diluted	11,315,984	10,143,158	10,659,308	10,143,158

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended September 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2020 (unaudited)	10,143,158	$1	$19,657	$(3,741)	$(40)	$15,877
Common shares issued with warrants for cash	1,250,000	—	2,812	—	—	2,812
Common shares issued upon exercise of warrants	275,000	—	861	—	—	861
Net loss	—	—	—	(4,723)	—	(4,723)
Balance, September 30, 2020 (unaudited)	11,668,158	$1	$23,330	$(8,464)	(40)	$14,827

Nine Months Ended September 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2019 (unaudited)	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Common shares issued with warrants for cash	1,250,000	—	2,812	—	—	2,812
Common shares issued upon exercise of warrants	275,000		861	—	—	861
Net loss	—	—	—	(7,222)	—	(7,222)
Balance, September 30, 2020 (unaudited)	11,668,158	$1	$23,330	$(8,464)	$(40)	$14,827

Three months Ended September 30, 2019

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, June 30, 2019 (unaudited)	10,143,158	$1	$19,736	$3,440	$23,177
Fair value of vested stock options	—	—	79	—	79
Net income	—	—	—	48	48
Balance, September 30, 2019 (unaudited)	10,143,158	$1	$19,815	$3,488	$23,304

Nine Months Ended September 30, 2019

	Common Stock		Additional paid-in	Retained	Total Stockholders’
	Number	Amount	capital	Earnings	Equity
Balance, December 31, 2018	10,143,158	$1	$19,578	$2,803	$22,382
Fair value of vested stock options			237	—	237
Net income	—	—	—	685	685
Balance, September 30, 2019 (unaudited)	10,143,158	$1	$19,815	$3,488	$23,304

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(7,222)	$686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Fair value of vested stock options	—	237
Depreciation and amortization	469	459
Increase in inventory reserve	2,400	—
Deferred tax assets	(655)	—
Amortization of operating lease right-of-use asset	466	391
Changes in operating assets and liabilities
Accounts receivable	(842)	2,689
Inventories	132	(5,671)
Prepaid expenses	930	(819)
Deposits	(4)	—
Income tax receivable	(1,484)	484
Accounts payable	(255)	(210)
Customer deposits	491	149
Accrued expenses and other current liabilities	(120)	468
Decrease in lease liability	(458)	(352)
Net cash used in operating activities	(6,152)	(1,489)

Cash flows from investing activities:
Acquisition of property and equipment	—	(311)
Proceeds from sale of property and equipment	(3)	—
Net cash used in investing activities	(3)	(311)

Cash flows from financing activities:
Proceeds from PPP Loan	1,715	—
Advances from line of credit	245	—
Proceeds from sales of common shares and warrants	2,812	—
Proceeds from exercise of warrants	861	—
Repayment of notes	(247)	(174)
Net cash provided by (used in) financing activities	5,386	(174)

Decrease in cash and cash equivalents	(769)	(1,974)
Cash and cash equivalents, beginning of period	2,840	5,640
Cash and cash equivalents, end of period	$2,071	$3,666

Supplemental non-cash investing and financing activities:
Assets acquired through issuance of notes payable	$—	$153
Initial recognition of operating lease right-of-use assets and operating lease obligations upon adoption of ASC Topic 842	$—	$2,847
Reclassification of prepaid expenses to property and equipment	$—	$114

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Going Concern

The Company’s financial statements have been prepared on the going concern basis, which presumes the Company will continue realization of its assets and settlement of its liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses from operations for the three and nine months ended September 30, 2020, the years ended December 31, 2019 and 2018 and used cash in operating activities during the nine months ended September 30, 2020. Its U.S. telecommunications customers, which represented 95% of the Company’s net sales as of December 31, 2019, and 99% and 97% for the three and nine months ended September 30, 2020, respectively, have postponed shipments and orders to prioritize expansion of 5G and cell site edge computing networks. In March 2020, the World Health Organization declared the coronavirus of 2019 (“COVID-19”) a global pandemic. This contagious disease pandemic, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, and has resulted in an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the pandemic and its effects on the Company’s business or ability to raise funds. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issue date of the Company’s financial statements.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2020, the Company had cash on hand in the amount of $2,071. During the nine months ended September 30, 2020, the Company received proceeds of $1,715 pursuant to the Paycheck Protection Program (see Note 5), proceeds of $2,812 from the issuance of common stock (See Note 6), and proceeds of $861 from the exercise of warrants (See Note 8). The Company’s management estimates, as of the date of this Quarterly Report on Form 10-Q, that the current funds on hand will be sufficient to continue operations through March 31, 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

Impact of COVID-19

The Company continues to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and it may need to make changes to its business based on their recommendations. COVID-19, has had and is likely to continue to have, a material and substantial adverse impact on the Company’s results of operations including, among others, a decrease in the Company’s sales, delays in sourcing of raw materials from suppliers which, in turn, has raised liquidity concerns. In addition, the Company’s inventory reserve increased during the first nine months of 2020 due to current uncertainties regarding specific product shipments. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, the Company will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in its manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect its net revenues and its ability to remain a going concern.

In the event the Company remains a going concern, the impacts of COVID-19 on its business, sources of revenues and the general economy, are currently not fully known. The Company is conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. As a result of the Company’s declining revenues during the COVID-19 pandemic, the Company’s management team implemented a cost reduction program to reduce overhead. The Company lowered operation expenses, while still keeping the business operational and ready to expand when needed. The Company will continue to actively monitor the situation and may take further actions that may alter its business operations as may be required by federal, state or local authorities or that the Company determines are in the best interests of its employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on the Company’s business, including the effects on its customers and prospects, although the Company does anticipate it to negatively impact its financial results during fiscal year 2020 and perhaps beyond.

During November 2020, two leaders in the pharmaceutical industry released news of achieving over 90% effectiveness on their COVID-19 vaccines. We remain hopeful that this is the beginning of taking control over the COVID-19 pandemic and seeing economic conditions gradually improve in 2021. Control over COVID-19 will improve our ability to travel for purpose of training our sales staff and customers, commissioning of generators, and promoting the rollout of our new products to enhance our efforts for customer diversification. We expect to see significant improvements to labor and manufacturing efficiencies and a reduction in delays in the supply chain. In addition, we believe our investments during the last two years in facilities, state-of-the-art manufacturing equipment, and training of our staff place us in good position to achieve significant improvements in our financial position as opportunities arise and the negative impact of COVID-19 is reduced.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2019 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2019 and 2018 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 14, 2020. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when we place the product with the customer’s carrier or deliver the product to a customer’s location. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured.

We recognize revenues from rental equipment on a straight-line basis over the rental period. Our rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges. Our rental revenues have not been significant to date and accounted for less than one percent of our total revenues for the three and nine months Ended September 30, 2020 and 2019.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)
DC power systems	$2,414	$6,776
Accessories	87	163
Total net sales	$2,501	$6,939

	Nine months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)
DC power systems	$6,200	$23,379
Accessories	288	543
Total net sales	$6,488	$23,922

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)
Telecom	$2,491	$6,753
Government/Military	2	40
Marine	1	—
Other (backup DC power to various industries)	7	146
Total net sales	$2,501	$6,939

	Nine months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)
Telecom	$6,294	$22,497
Government/Military	9	588
Marine	5	61
Other (backup DC power to various industries)	180	776
Total net sales	$6,488	$23,922

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of cost or net realizable value. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item to the lower net realizable value determination. Determination of the net realizable value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs. As of December 31, 2019, the Company established inventory reserves of $600 for obsolete and slow-moving inventory. During the three and nine months ended September 30, 2020, due to lower than expected demand and sales of our products, we increased our inventory reserve by $2,400 to reduce the remaining inventory of our products to its estimated net realizable value of $11,380 as of September 30, 2020. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of September 30, 2020 and December 31, 2019, the components of inventories were as follows:

	September 30, 2020 (unaudited)	December 31, 2019

Raw materials	$9,482	$8,651
Finished goods	4,898	5,861
	14,380	14,512
Less: Inventory reserve	(3,000)	(600)
Total Inventories, net	$11,380	$13,912

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The warranty terms are typically from one to five years. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. The Company’s product warranty obligations are included in other accrued liabilities in the balance sheets. As of September 30, 2020 and December 31, 2019, the Company had accrued a liability for warranty reserve of $375 and $375, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. The product warranty accrual is included in current liabilities in the accompanying balance sheets.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2020 (unaudited)	December 31, 2019
Balance at beginning of the period	$375	$175
Payments	(408)	(530)
Provision for warranties	408	730
Balance at end of the period	$375	$375

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $11 and $17 at September 30, 2020 and December 31, 2019, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $29 and $4 at September 30, 2020 and December 31, 2019, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended September 30, 2020, 41% and 27% of revenues were generated from the Company’s two largest customers, one being a Tier-1 telecommunications wireless carrier. For the same period in 2019, 84% and 7.5% of revenues were generated from the Company’s two largest customers, both being Tier-1 telecommunications wireless carriers. For the three months ended September 30, 2020 and September 30, 2019, sales to telecommunications customers accounted for 99% and 97% of total revenues, respectively.

For the nine months Ended September 30, 2020, sales to the Company’s two largest customers accounted for 57% and 13% of total revenues, one being a Tier-1 telecommunications wireless carrier. For the same period in 2019, the Company’s two largest customers accounted for 84% and 24% of total revenues, both beingTier-1 telecommunications wireless carriers. For the nine months ended September 30, 2020 and September 30, 2019, sales to telecommunications customers accounted for 96% and 96% of total revenues, respectively.

Accounts receivable. At September 30, 2020, 58% and 29% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2019, 70% and 20% of the Company’s accounts receivable were from the Company’s two largest customers.

Accounts payable. At September 30, 2020, accounts payable to the Company’s largest vendor represented 14% while the other two largest vendors represented 11% and 10%, respectively. At December 31, 2019, accounts payable to the Company’s largest vendor represented 11% while the other two largest vendors represented 10% each.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2020 (Unaudited)	September 30, 2019 (Unaudited)
Options	140,000	360,000
Warrants	465,000	115,000
Total	605,000	475,000

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2020 (Unaudited)	December 31, 2019
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,275	3,264
Vehicles	180	188
Leasehold improvements	390	390
Office equipment	172	172
Software	103	103
Total property and equipment, cost	4,191	4,188
Less: accumulated depreciation and amortization	(2,557)	(2,088)
Property and equipment, net	$1,634	$2,100

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2020 and 2019 was $156 and $164, respectively. During the three months ended September 30, 2020 and 2019, $148 and $153, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2020 and 2019 was $469 and $459, respectively. During the nine months ended September 30, 2020 and 2019, $450 and $428, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2020	December 31,
	(Unaudited)	2019
Total Equipment Notes Payable	$859	$1,106
Less Current Portion	290	328
Notes Payable, long term	$569	$778

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. Aggregate monthly payments of principal and interest of approximately $29 are due through 2023.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). The balance outstanding under the line of credit at September 30, 2020 was $245. There was no balance outstanding under the line of credit at December 31, 2019. As of September 30, 2020, the Company had availability under the line of credit in the amount of $2,560.

The Loan Agreement provides for a revolving credit facility under which Pinnacle may make advances to the Company, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain inventory of the Company or (ii) $2,500. In no event shall the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000. Interest accrues on the daily balance at a rate of 1.25% above the prime rate (the “Standard Interest Rate”), but in no event shall the Standard Interest Rate be less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate per annum (the “Inventory Interest Rate”), but in no event shall the Inventory Interest Rate be less than 4.75% per annum. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, defined as its total assets, excluding all intangible assets, less its total liabilities plus loans to the Company from our officers, stockholders or employees that have been subordinated to the Company’s obligations to Pinnacle, greater than $6,000 as determined by Pinnacle as of the end of each fiscal quarter.

The Loan Agreement’s initial term ends on September 30, 2022 and is renewed thereafter for additional one-year terms. Either party may terminate the Loan Agreement on the last day of the initial term or subsequent renewal term by giving the other party at least sixty days prior written notice. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit plus the original principal balance of any term loans and advances other than under the revolving credit facility.

Under the Loan Agreement, the Company also agreed to grant Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains customary representations, warranties and covenants, and other terms and conditions.

Supplier Agreement

Effective June 4, 2019, the Company executed a Supplier Agreement with Citibank, N.A. Under the terms of the Supplier Agreement, the Company may from time to time offer to sell to Citibank certain of the Company’s accounts receivable relating to invoiced sales made to AT&T. Once AT&T approves the invoice, AT&T sends payment instructions to Citibank. The sale price is equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360. On October 8, 2020, the Company terminated the Supplier Agreement with Citibank, N.A. During the period ended September 30, 2020, a total of $2,621 of accounts receivables had been sold to Citibank by the Company, and the Company incurred fees of approximately $12 during the nine-month period then ended.

NOTE 5- PPP LOAN

On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715 (the “PPP Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP Loan is evidenced by a promissory note dated May 4, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1% per annum, with the first nine months of interest deferred. Principal and interest are payable monthly commencing nine months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company applied ASC 470, Debt, to account for the PPP Loan.

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company intends to use a significant majority of the PPP Loan amount for Qualifying Expenses and expects the full amount of the PPP Loan to be forgiven. However, no assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part.

NOTE 6 – STOCKHOLDERS’ EQUITY

Issuance of common stock with warrants

On July 2, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the sale in a private placement of 1,250,000 shares of the Company’s common stock, at a purchase price of $2.25 per share. Additionally, each investor received a warrant exercisable into 50% of the shares purchased by an investor (see Note 8). The closing of the private placement took place on July 7, 2020, and aggregate net proceeds from the sale of the shares of common stock and warrants was approximately $2,812.

Treasury Stock

The Company entered into a Rule 10b-18 Stock Repurchase Agreement on November 6, 2019 authorizing ThinkEquity, a division of Fordham Financial Management, Inc., to repurchase up to $500 of the Company’s common stock par value $0.0001. As of December 31, 2019, the Company purchased 17,477 shares and held them as treasury stock at cost of $40. There were no purchases during 2020 and on January 20, 2020, the Company terminated the Stock Repurchase Agreement. As of September 30, 2020 and December 31, 2019, funds of $155 were due back from ThinkEquity and are included in the prepaid expenses as of those dates.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2019	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, September 30, 2020 (unaudited)	140,000	$5.22
Exercisable, September 30, 2020 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

During the nine months ended September 30, 2020 and 2019, the Company expensed total stock-based compensation related to the vested options of nil and $237, respectively, related to the vesting of these options. As of September 30, 2020, there was no unamortized cost compensation costs remaining.

There was no intrinsic value of the outstanding options at September 30, 2020.

NOTE 8 – STOCK WARRANTS

At September 30, 2020, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2019	115,000	$8.75
Issued	625,000	3.13
Exercised	(275,000)	(3.13)
Outstanding, September 30, 2020 (unaudited)	465,000	$4.52
Exercisable, September 30, 2020 (unaudited)	465,000	$4.52

On July 7, 2020, the Company issued warrants exercisable into 625,000 shares of the Company’s common stock in conjunction with the sales by the Company in a private placement of 1,250,000 shares of the Company’s common stock (see Note 6). The warrants have an exercise price of $3.13 per share, are exercisable beginning on July 7, 2020 and have a term of five years. On September 24, 2020, the warrants to purchase 275,000 shares of common stock were exercised, and the Company received net proceeds of $861 upon such exercise.

The outstanding and exercisable warrants at September 30, 2020 had intrinsic value of approximately $10.

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

During the three months ended September 30, 2020 and 2019, Smartgen performed $33 and $54 in field services, respectively. Smartgen performed $193 and $227 in field services for the nine months ended September 30, 2020 and 2019, respectively.

Smartgen had no purchases from the Company during the three months and the nine months ended September 30, 2020 and 2019, respectively.

NOTE 10 – INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. The CARES Act allows, among other provisions, for net operating losses (NOL’s) arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. During the nine month period ended September 30, 2020, the Company has recorded an income tax benefit of $2,139 related to the carryback of NOLs. At September 30, 2020, the Company has recorded an income tax receivable of $1,715 and $655 of deferred tax assets related to the carryback of NOLs.

NOTE 11 - LEASES

The Company has two operating lease agreements for its warehouse and office spaces with one have a remaining lease term of 2.9 years and the other 2.4 years. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Lease Cost
Operating lease cost (of which $74 is included in general and administration and $451 is included in cost of sales in the Company’s statement of operations for the nine months ended September 30, 2020, and for the same period in 2019, respectively)	$525	$525

Other Information
Weighted average remaining lease term – operating leases (in years)	2.7	3.7
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2020	At December 31, 2019
Operating leases
Long-term right-of-use assets, net of amortization of $89 and $155, respectively	$1,721	$2,187

Short-term operating lease liabilities	$657	$618
Long-term operating lease liabilities	1,162	1,660
Total operating lease liabilities	$1,819	$2,278

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2020	168
2021	721
2022	747
2023	272
Total lease payments	1,908
Less: Imputed interest/present value discount	(89)
Present value of lease liabilities	$1,819

Rent expense for the nine months ended September 30, 2020 and 2019 was $604 and $602, respectively.

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

During the three months ended September 30, 2020 and 2019, 99% and 97%, respectively, of our total net sales were within the telecommunications market. In 2020, 70% of our total net sales were derived from our two largest customers, of which 57% were derived from AT&T. In 2019, we had 86% of our total net sales derived from our two largest customers, of which 68% were derived from AT&T. During those periods, the majority of our sales were of our DC base powers systems.

Impact of COVID-19

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may need to make changes to our business based on their recommendations. COVID-19, has had and is likely to continue to have, a material and substantial adverse impact on our results of operations including, among others, a decrease in our sales, delays in sourcing of raw materials from suppliers which, in turn, has raised liquidity concerns. In addition, our inventory reserve increased during the first nine months of 2020 due to current uncertainties regarding specific product shipments. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect our net revenues and our ability to remain a going concern.

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

During November 2020, two leaders in the pharmaceutical industry released news of achieving over 90% effectiveness on their COVID-19 vaccines. We remain hopeful that this is the beginning of taking control over the COVID-19 pandemic and seeing economic conditions gradually improve in 2021. Control over COVID-19 will improve our ability to travel for purpose of training our sales staff and customers, commissioning of generators, and promoting the rollout of our new products to enhance our efforts for customer diversification. We expect to see significant improvements to labor and manufacturing efficiencies and a reduction in delays in the supply chain. In addition, we believe our investments during the last two years in facilities, state-of-the-art manufacturing equipment, and training of our staff place us in good position to achieve significant improvements in our financial position as opportunities arise and the negative impact of COVID-19 is reduced.

Recent Business Events

Our sales generated through U.S. based Tier-1 telecommunications customers in the first nine months of 2020 continue to be sluggish as compared to the same period in 2019. Our revenues generated through U.S. based Tier-1 telecommunications customers represents 68% of our total revenue for the nine-month ended September 30, 2020, as compared to 91% for the same period in 2019. The slowdown in purchases from these customers has significantly impacted our business operations and has resulted in, among other things, an increase of $2,400 in our inventory reserve.

During the three months ended September 30, 2020, our revenues declined by 64% when compared to same three-month period ended September 30, 2019. We believe that this slowdown in the purchases of our backup generators is a result of, among other things, the following:

●	a shift in the allocation of our customers’ capital expenditure budgets from backup power solutions to the transition of their 3G and 4G networks to 5G networks which we believe to be temporary given the ever increasing federal and state laws requiring backup power on cell sites;

●	delays experienced by our customers in determining the future power requirements associated with new 5G networks where macro cell sites are connected to numerous small cell sites; and

●	a trend by some of our customers of divesting tower assets to invest capital into the acquisition of wireless communication spectrum.

Although the COVID-19 pandemic has had a negative impact on our results of operations this year, we believe that our telecom markets have not been diminished, but due to COVID-19 all of our telecom accounts domestic and abroad have slowed their installation and maintenance of equipment, including generators. There are travel restrictions on installation and commissioning crews along with government inspections and site build approval slowdowns that are keeping generators from being purchased and installed. Employees working from home also has slowed down purchasing. As we have stated before, for major generator manufacturers, telecom typically represents only 10% to 30% of their overall business. Residential and commercial backup, off grid prime power, military, and recreational generators make up the majority of their businesses.

We have to diversify our customer base and that would include pursuing other markets. We chose to first prioritize the diversification of our customer base within our telecom market. The Toyota engine-based generator project was aimed at telecom companies desiring to be more environmentally friendly by reducing their use of diesel fuels and going with cleaner (and lower cost) fuels coupled with more energy efficient generators. Given the current telecom slowdown we have moved up our plans and allocation of resource to pursue to non-telecom related markets. Non-telecom related accounts (except military) require larger customer service resource as the number of generators sold to a customer is significantly smaller in volume, but the number of these customers is a magnitude larger. Our current obstacle of filling our own manpower needs and managing the increasing number of customers is also COVID-19 related.

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

During the first nine months of 2020, we adopted certain targeted austerity measures to rationalize our investments in sales, R&D and manufacturing to help improve liquidity. During the same period, we were also affected by the spread of COVID-19 which required us to further reassess our objectives and investments. During the first half of 2020, we successfully implemented cost reduction programs in operating expenses while not reducing support to our sales initiatives and service programs.

During the first nine months of 2020, we entered into a contract with a defense contractor to develop a 50kW generator for military application. We believe this configuration will provide a complete range of solutions, from 10kW to 50kW, for diverse power requirements in the global telecommunications marketplace. We plan to deliver the first unit to our customer during the fourth quarter of 2020, and then further enhance the military configuration towards a commercially viable product.

During the first nine months of 2020 we completed the development of our natural gas and LPG product line which utilizes a higher efficiency Toyota engine and received an initial order from a large telecommunication company located in East Asia. As a result, our revenue generated from the international telecommunications market increased 53% for the nine months ended September 30, 2020, as compared to the same period in 2019. We believe, that as a result of the COVID-19 pandemic, many nations will be required to reduce the network divide between rural and urban centers, where the presence of a reliable network becomes a deciding factor in the economic outcome of various population groups. However, implementation of these programs will require environmental constraint and stewardship from local leaders. We believe that the introduction of our natural gas and LPG product line for both off-grid and on-grid market applications in standalone and hybrid configurations, will help expand our sales in developing nations. We plan to launch this low emission product line for both residential and commercial markets in the U.S. during the fourth quarter of 2020.

In order to effectively manage our liquidity during this period of uncertainty caused by the COVID-19 pandemic, we have obtained a $1,715 low interest loan under the Paycheck Protection Program, or the PPP, and a tax benefit of $1,715 payable to us later in 2020 resulting from recent changes in tax laws. In July 2020, we completed a private placement of shares of our common stock and warrants to purchase shares of common stock resulting in aggregate net proceeds of approximately $2,812. In addition, effective September 30, 2020, we secured a credit facility with Pinnacle Bank, which subject to certain limitations and adjustments, we may borrow up to an aggregate of $4,000 against our eligible accounts receivable and inventory.

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

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. The warranty terms are typically from one to five years. Our warranties are of an assurance-type and come standard with all our products to cover repair or replacement should a product not perform as expected. Our warranties are not a separate performance obligation and no transaction price is allocated to it. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. Our product warranty obligations are included in other accrued liabilities in the balance sheets. As of September 30, 2020, and December 31, 2019, we had accrued a liability for warranty reserve of $375 and $375, respectively. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual. We do not provide any service warranties to its customers that require to be accounted for as a separate performance obligation.

Inventory. We value inventories at the lower of cost or net realizable value. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item to the lower net realizable value determination. Determination of the net realizable value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2020 were $2,501, which represents a 64% decrease in net sales as compared to $6,939 for the three months ended September 30, 2019. Our net sales for the nine months ended September 30, 2020 were $6,488, which represents a 73% decrease in net sales as compared to $23,922 for the same period in 2019. We expect sales to continue to be sluggish for the rest of this year. We believe this decline in revenues is primarily due to our Tier-1 telecommunications customers shifting their investments to the deployment of their new 5G networks rather than making investments in back-up power generators. We also believe that COVID-19 has had a negative impact on our customers’ ability to deploy new systems due to precautionary measures focused at slowing down the spread of COVID-19 within their employee base. The focus on the deployment of new 5G networks has had a direct negative impact on our ability to increase sales of our products to our Tier-1 telecommunications customers.

Our international sales increased to $588 for the three months ended September 30, 2020, as compared to $38 for the same period in 2019. International sales increased to $866 for the nine-month ended September 30, 2020, as compared to $566 in the same period in 2019. The increase was due primarily to shipments of our new LPG DC power systems during the third quarter of 2020.

Our sales backlog as of September 30, 2020 was $3,411, with 59% of that amount being attributable to U.S. telecommunications customers, 20% to telecommunications customers outside the U.S., 10% to military customers, and 11% to other customer in other markets.

We are focused on continuing to diversify our customer base within the telecom market while seeking new opportunities in other markets. We see these initiatives as imperative in order to minimize the impact of unexpected sales disruptions. Therefore, we continue to invest heavily in our sales and marketing efforts and research and development capacity. We anticipate that our future sales will improve as the U.S. economy recovers from the impact of the COVID-19 pandemic, our U.S. telecommunications customers return to their backup power programs, and we succeed in diversifying our customer base. However, the full impact of the COVID-19 pandemic on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 28 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2020 (unaudited)	2019 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2020	2019
Net sales	$2,501	$6,939	$(4,438)	(64)%	100.0%	100.0%
Cost of sales	2,800	4,707	1,907	(41)%	112.0%	67.8%
Increase in inventory reserve	2,400	—	(2,400)	—	96.0%	0.00%
Gross profit (loss)	(2,699)	2,232	(4,931)	(220)%	(107.9)%	32.2%
Sales and marketing expenses	445	707	262	37%	17.8%	10.2%
Research and development expenses	489	546	57	10%	19.6%	7.9%
General and Administrative expenses	1,080	936	(144)	(15)%	43.2%	13.5%
Total operating expenses	2,014	2,189	175	8%	80.5%	31.5%
Income (loss) from operations	(4,713)	43	(4,756)	(11,061)%	(188.4)%	0.6%
Interest and finance costs	(11)	(14)	3	21%	(0.4)%	(0.2)%
Other income (expense), net	1	19	(18)	(95)%	0.0%	0.3%
Income (loss) before income taxes	(4,723)	48	(4,771)	(9,939)%	(188.8)%	0.7%
Net income (loss)	$(4,723)	$48	$(4,771)	(9,939)%	(188.8)%	0.7%

Net Sales. Net sales decreased $4,438, or 64%, to $2,501 for the three months ended September 30, 2020, as compared to $6,939 for the same period in 2019. Sales to our two largest customers, accounted for 57% and 13%, respectively, of our total net sales during the three months ended September 30, 2020, as compared to 68% and 18%, respectively, of total net sales for the same period in 2019.

International net sales increased to $588 for the three months ended September 30, 2020, as compared to $38 for the same period in 2019. The increase was due primarily to sales of our new LPG DC power systems. International sales accounted for 23% of our total net sales for the three months ended September 30, 2020, as compared to 1% for the same period in 2019.

We continue to believe the decline in revenues is primarily the result of our Tier-1 telecommunications customers shifting their investments in back-up power generators to their new 5G networks. In addition, we also believe that COVID-19 continues to have a negative impact on our customers’ ability to deploy new systems due to precautionary measures aimed at slowing down the spread of COVID-19. These factors have had a direct negative impact on our ability to increase sales of our products to our telecommunications customers. Until the threat of COVID-19 is reduced and/or stabilized, which may not occur for the foreseeable future, we cannot predict with any certainty when our customers will resume their purchases of back-up generators at normal levels.

Cost of Sales. Cost of sales during the three months ended September 30, 2020 decreased by $1,907, or 41%, to $2,800, as compared to $4,707 during the same period in 2019. Cost of sales as a percentage of net sales during the three months ended September 30, 2020 increased to 112.0% as compared to 67.8% in the same period in 2019. For the three months ended September 30, 2020, an inventory reserve of $2,400, 96% of net sales, has been recorded in cost of sales as a separate line item.

The decrease in cost of sales for the three months ended September 30, 2020, is primarily due to lower manufacturing cost as a result of a decrease in sales. The increase in cost of sales as a percentage of net sales was a result of a decrease in factory overhead absorption due to under-utilization of the production capacity and a slight increase in prices of raw materials related to lower volume purchases. We made significant investments in manufacturing equipment and facilities during the previous two years to increase our production capacity which is currently under-utilized due to the current slowdown in sales of our DC power systems. These initiatives have resulted in an increase in cost of sales in the short-term, but we believe that they will eventually result in a reduction in our cost of sales as a percentage of net sales in future quarterly periods as sales increase to normal levels.

Gross Profit (loss). We had a gross loss of $2,699 for the three months ended September 30, 2020, which is a decrease in gross profit of $4,931, or 220%, as compared to gross profit of $2,232 during the same period in 2019. The decrease in in gross profit for the three months ended September 30, 2020, included a $2,400 write-down of excess and obsolete inventory. Our gross loss as a percentage of net sales was (107.9)% for the quarter ended September 30, 2020, as compared to a gross profit as a percentage of net sales of 32.2% in the same period in 2019.

The decrease in gross margin for the three months ended September 30, 2020 included a $2,400 write-down of excess and obsolete inventory. In addition, the decrease in gross profit margin was also attributable to a decrease in factory overhead absorption resulting from lower sales and resulting underutilization of our production facilities, a slight increase in price discounts offered on the sale of our DC power systems, coupled a with a slight increase in prices of raw materials related to lower volume purchases.

Sales and Marketing Expenses. During the three months ended September 30, 2020, sales and marketing expenses decreased by $262, or 37%, to $445, as compared to $707 during the same period in 2019. The decrease was attributable to a decrease in marketing and promotions of our DC power systems in the U.S. and international markets due to travel restrictions and other measures aimed to reducing the spread of COVID-19. As part of our ongoing strategy to expand our customer base, we plan to increase our sales and marketing expenditures as travel restrictions are lifted and tradeshow and similar events return to normal.

Research and Development Expenses. During the three months ended September 30, 2020, research and development expenses decreased by $57, or 10%, to $489, as compared to $546 during the same period in 2019. Our research and development efforts during the third quarter of 2020 primarily focus on supporting existing sales activity related to our new natural gas and LPG DC power systems and with our hybrid power systems for off-grid and unreliable grid cell sites.

General and Administrative Expenses. General and administrative expenses increased by $144, or 15%, to $1,080 during the three months ended September 30, 2020, as compared to $936 during same period in 2019. The increase in G&A expenses during the three month period ending September 30, 2020, was primarily due to $248 in legal and brokerage fees related to the private placement equity raise and $77 in loan origination expenses related to the credit facility with Pinnacle Bank. Due to lower sales and impact of spread of COVID-19 on future sales, we anticipate our general and administrative costs to decrease as a percentage of net sales for the remainder of 2020.

Interest and Finance Costs. Interest expense for the three months ended September 30, 2020 was $11, as compared to $14 during the same period in 2019. The $3 decrease in interest expense resulted from a decrease in interest expense paid on equipment financing and finance charges in connection to selling receivables to Citibank under our Supplier Agreement.

Income Tax. We had no income tax expense for the three months ended September 30, 2020, and for the same period in 2019.

Net Income (Loss). As a result of the factors identified above, we reported net loss of $4,723, or $(0.42) per basic and diluted share, for the three months ended September 30, 2020, as compared to net income of $48, or $0.00 per basic and diluted share, for the same period in 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2020 (unaudited)	2019 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2020	2019
Net sales	$6,488	$23,922	$(17,434)	(73)%	100.0%	100.0%
Cost of sales	7,658	16,336	8,678	53%	118.0%	68.3%
Increase in inventory reserve	2,400	—	(2,400)	—	37.0%
Gross profit (loss)	(3,570)	7,586	(11,156)	(147)%	(55.0)%	31.7%
Sales and marketing expenses	1,296	2,033	737	36%	20.0%	8.5%
Research and development expenses	1,309	1,650	341	21%	20.2%	6.9%
General and Administrative expenses	3,154	3,209	55	2%	48.6%	13.4%
Total operating expenses	5,759	6,892	1,133	16%	88.8%	28.8%
Income (loss) from operations	(9,329)	694	(10,023)	(1,444)%	(143.8)%	2.9%
Interest and finance costs	(46)	(34)	(12)	(35)%	(0.7)%	(0.1)%
Other income (expense), net	14	26	(12)	(46)%	0.2%	0.1%
Income (loss) before income taxes	(9,361)	686	(10,047)	(1,465)%	(144.3)%	2.9%
Income tax benefit	(2,139)	—	2,139	—	(33.0)%	—
Net income (loss)	$(7,222)	$686	$(7,908)	(1,153)%	(111.3)%	2.9%

Net Sales. Net sales decreased $17,434, or 73%, to $6,488 for the nine months ended September 30, 2020, as compared to $23,922 for the same period in 2019. The decrease in net sales was primarily due to a decrease in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our two largest customers, accounted for 57% and 13% of our total net sales during the nine months ended September 30, 2020. Sales to our two largest customers as of September 30, 2019, accounted for 68% and 18% of total net sales.

We believe this decline in revenues is a result of Tier-1 telecommunications customers focusing investments in their 5G infrastructure which temporarily reduced investments in back-up power generators. Our sales have also been negatively impacted by the spread of COVID-19, which has slowed down our customers’ ability to deploy new systems due to precautionary measures aimed at slowing down the spread of COVI D-19.

International net sales increased to $866 for the nine months ended September 30, 2020, as compared to $566 for the same period in 2019. The increase was due primarily to sales of our new LPG DC power systems.

Cost of Sales. Cost of sales during the nine months ended September 30, 2020 decreased by $8,678, or 53%, to $7,658, as compared to $16,336 during the same period in 2019. Cost of sales as a percentage of net sales during the nine months ended September 30, 2020 increased to 118.0%, as compared to 68.3% in the same period in 2019. This decrease in cost of sales was consequential to a decrease in net sales in 2020 as compared to 2019. For the nine months ended September 30, 2020, cost of sales as a percentage of net sales decreased as a result of a decrease in factory overhead absorption due to under-utilization of the production capacity, and a slight increase in prices of raw materials related to lower volume purchases.

For the three months ended September 30, 2020, an inventory reserve of $2,400, 37% of net sales, has been recorded in cost of sales as a separate line item.

Gross Profit (Loss). Gross profit during the nine months ended September 30, 2020 decreased by $11,156, or 147%, to gross loss of $3,570, as compared to gross profit of $7,586 during the same period in 2019. Our gross loss as a percentage of net sales was (55.0)% for the nine months ended September 30, 2020, as compared to a gross profit as a percentage of net sales of 31.7% in the same period in 2019. The decrease in the gross profit margin, was a result of multiple factors including a $2,400 write-down of excess and obsolete inventory during the third quarter, a decrease in factory overhead absorption due to under-utilization of the factory capacity, reduced revenues during the nine month period ending September 30, 2020, a slight increase in price discounts offered on the sale of our DC power systems, and a slight increase in prices of raw materials related to lower volume purchases.

Sales and Marketing Expenses. During the nine months ended September 30, 2020, sales and marketing expenses decreased by $737, or 36%, to $1,296, as compared to $2,033 during the same period in 2019. COVID-19 created travel restrictions and the closure or postponement of tradeshow and promotion events worldwide limiting our sales teams to telework. These restrictions caused our travel expenses including tradeshows and field product demonstrations to decrease by $642. In addition, sales commissions decreased by $109 during the nine months ended September 30, 2020, as compared to sales commission expense for the same period in 2019.

Research and Development Expenses. During the nine months ended September 30, 2020, research and development expenses decreased by $341, or 21%, to $1,309, as compared to $1,650 during the same period in 2019. The decrease in research and development expense in 2020 was a result of reductions in labor head counts during the second and third quarter of 2020 as part of the Company’s cost reduction program.

General and Administrative Expenses. General and administrative expenses decreased by $55, or 2%, to $3,154 during the nine months ended September 30, 2020, as compared to $3,209 during same period in 2019. The decrease in general and administrative expenses decreased during the nine second quarter of 2020 as a result of various government mandates related to the COVID-19 pandemic resulting in office closures and staffing limitations.

Interest and Finance Costs. Interest and finance costs for the nine months ended September 30, 2020 was $46, as compared to $34 during the same period in 2019, an increase of $12. The increase in interest expense and finance costs during the nine months ended September 30, 2020 was primarily a result of $11 in finance cost related to selling $2,621 in accounts receivable through our Supplier Agreement with Citibank, compared to nil finance cost during the same period in 2019.

Income Tax Benefit. We had an income tax benefit of $2,139 for the nine months ended September 30, 2020, and no such amount for the same period in 2019.

Net Income (Loss). For the nine months ended September 30, 2020, we incurred net loss of $7,222, or $(0.68) per basic and diluted share, as compared to net income of $686, or $0.07 per basic and diluted share for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2020, we funded our operations primarily from cash on hand. These funds were also used to increase inventory to support research and development projects and the launch of our new line of LPG / propane generators. As of September 30, 2020, we had working capital of $14,165, as compared to working capital of $16,434 at December 31, 2019. This $2,269 decrease in working capital is primarily attributable to $769 decrease in cash and cash equivalents resulting from net cash of $6,152 used in operating activities which includes a $2,400 write down of excess and obsolete inventory, net cash used in investing activities of $3 from acquisition of new Company property and equipment, and net cash of $5,386 from financing activities which included proceeds of $1,715 from PPP Loan and proceeds of $2,812 from the issuance of common stock and warrants in our July 2020 private placement and proceeds of $861 from the exercise of certain of these warrants.

On September 30, 2020 and December 31, 2019, our net trade receivables totaled $1,776 and $934, respectively. On September 30, 2020, $1,037 (58%) and $514 (29%) represented customer account balances of our two largest customers, while $652 (70%) and $183 (20%) represented customer account balances of our two largest customers on December 31, 2019.

Our available capital resources on September 30, 2020 consisted primarily of $2,071 in cash and cash equivalents, as compared to $2,840 as of December 31, 2019. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any. In light of the COVID-19 crisis, the U.S. Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. On May 4, 2020, we entered into a loan agreement with Citibank, N.A. in the amount of $1,715 through the PPP which we expect will be forgiven in whole or in part. On July 2, 2020, the Company received net proceeds of $2,812 from a private placement of securities and on September 24, 2020, received proceeds of $861 from warrants exercised. We believe these programs, together with our credit facility with Pinnacle Bank, or Pinnacle, described below, will supplement our current and future available capital resources.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Pinnacle. The Loan Agreement provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. In no event shall the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000.

Interest accrues on the daily balance at a rate of 1.25% above the prime rate, or Standard Interest Rate, but in no event will the Standard Interest Rate be less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate per annum, or the Inventory Interest Rate, but in no event will the Inventory Interest Rate be less than 4.75% per annum. The Loan Agreement also contains a financial covenant requiring us to attain an effective tangible net worth, defined as our total assets, excluding all intangible assets, less our total liabilities plus loans to us from our officers, stockholders or employees that have been subordinated to our obligations to Pinnacle, greater than $6,000 as determined by Pinnacle as of the end of each fiscal quarter.

The balance outstanding under the Loan Agreement at September 30, 2020 and December 31, 2019 was $245 and nil, respectively. As of September 30, 2020, we had availability under the Loan Agreement of $2,560.

Future Capital Requirements – Going Concern

Our independent registered public accounting firm indicated in its report on our audited consolidated financial statements as of and for the years ended December 31, 2019 and 2018 that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. We estimate that the current funds on hand will be sufficient to continue operations through approximately March 31, 2021. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until sales increase and we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations. If we are unable to identify sources of additional cash flow in the short term, we may be required to further reduce or limit operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(6,152)	$(1,489)
Investing Activities	(3)	(311)
Financing Activities	5,386	(174)
Net decrease in cash	$(769)	$(1,974)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $6,152, as compared to net cash used in operating activities of $1,489 for the same period in 2019. This increase in net cash used in 2020 was primarily due to a net loss of $7,222, a write-down of $2,400 for excess and obsolete inventory, an increase in accounts receivable of $842, a decrease in accounts payable of $255, an increase in income tax benefit of $2,139, coupled with an increase in customer deposits of $491 on new purchase orders of our DC power systems and a decrease of $930 in prepaid assets resulting from engines imported from Japan which had been prepaid during the last twelve months.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 totaled $3, as compared to $311 used during the same period in 2019. This increase use of cash of $308 was primarily due to a decrease in property and equipment acquisitions during 2020 as compared to 2019.

Financing Activities

Net cash provided by financing activities totaled $5,386 for the nine months ended September 30, 2020, as compared to $174 used in financing activities during the same period in 2019. This increase was primarily due to borrowing $1,715 in May 2020 from Citibank, N.A. pursuant to the PPP under the CARES Act., and receiving an aggregate net proceeds of $2,812 from a private placement of common stock and warrants and proceeds of $861 from the exercise of certain of these warrants during the three months ended September 30, 2020.

Backlog

As of September 30, 2020, we had a backlog of $3,411. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at September 30, 2020 was comprised of the following elements: 59% in purchases of DC power systems, parts and services by telecommunications customers in the U.S., 20% in purchases from telecommunication customers outside the U.S., 10% by military contractors; and 11% from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of September 30, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we estimate that the current funds on hand will be sufficient to continue operations through approximately March 31, 2021. Our continuation as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until sales increase and we begin generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, such financing may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations. If we are unable to identify sources of additional cash flow in the short term, we may be required to further reduce or limit operations.

We face inventory risk and may be required to write-off additional inventory in the future.

We value inventories at the lower of cost or net realizable value. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item to the lower net realizable value determination. Determination of the net realizable value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities and customer inventories, unfilled customer order quantities, forecasted consumer demand, current prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

For example, we built substantial inventory of our products in anticipation of customer demands in 2020. Due to lower than expected demand and sales of our products, we recorded a $2,400 inventory write-down to reduce the remaining inventory of our products to its estimated net realizable value of $11,380 as of September 30, 2020.

If our estimates regarding net realizable value are inaccurate, including our estimates regarding our inventory, or changes in customer demand for our products in an unforeseen manner, we may be exposed to additional write-downs of our inventory that could be material.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our two key engine suppliers, Yanmar Engines Company and Toyota Motor Corporation. During the three months ended September 30, 2020, 63% of our product sales included a Yanmar engine and engine cost represented 3.86% of our total cost of sales. For the same period, 32% of our product sales included a Toyota engine and engine cost represented 1.40% of our total cost of sales. During the nine months ended September 30, 2020, 73% of our product sales included a Yanmar engine and engine cost represented 6.77% of our total cost of sales. For the same period, 13% of our product sales included a Toyota engine and engine cost represented 0.84% of our total cost of sales. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with current and potential customers worldwide. In 2017, we established full-time sales executives and support staff in: Australia, Dubai, Singapore, Romania, Poland, Africa and the Dominican Republic. During the three and nine months ended September 30, 2020, and 2019, our sales to international customers accounted for 7% and 3%, and 7% and 3%, respectively, of total revenue. We expect that international sales will increase over time and that a significant portion of our future international sales will be from less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Date: November 16, 2020	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

