Form 10-K
period 2020-12-31
Polar Power, Inc.
filed 2021-03-31
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 001-37960

Polar Power, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0479020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

249 E. Gardena Blvd., Gardena, California	90248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 830-9153

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.0001 par value	POLA	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $19,375,600.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 31, 2021 was 12,788,203.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences of the novel coronavirus, or COVID-19, pandemic on matters including U.S., local and foreign economies, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

FINANCIAL PRESENTATION

All dollar amounts in this Annual Report on Form 10-K are presented in thousands, except share and per share data and where otherwise noted.

ii

PART I

Item 1.	Business

Overview

We design, manufacture and sell direct current, or DC, power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging and residential and commercial power.

Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 30 kW:

●	DC base power systems. Our basic system which is centered around a DC generator. Applications include both prime power and backup power.

●	DC hybrid power systems. Our basic DC power system with added energy storage via lithium-ion or other battery chemistries.

●	DC Solar hybrid power systems. Our DC hybrid power system with added renewable energy (i.e., solar panels).

Our DC power systems are available in diesel, natural gas, LPG, propane and renewable fuel formats, with diesel, natural gas and propane gas being the predominant formats.

We were incorporated in 1979 in the State of Washington as Polar Products, Inc., and in 1991 we reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware. Our internet website address is https://polarpower.com/.

Recent Business Events

During 2020, as a result of Covid-19, the telecommunications industry experienced a slowdown in construction activities due to disruptions in the global supply chain of telecommunications related components, operational shutdowns and stay-at-home orders. These disruptions negatively affected our U.S. Tier-1 telecommunications customers which, in turn, resulted in a significant reduction in our new equipment orders and slow-down in shipments of existing orders. As a result of these factors, we experienced a 64% decline in net revenues in 2020 as compared to 2019.

During 2020, in response to the decline in revenues from our Tier-1 telecommunications customers, we diversified our sales efforts to develop power systems configured inside containers designed for installation in remote off-grid applications (i.e., in applications not involving a connection to an electrical power grid). During the fourth quarter of 2020, we began shipment of off-grid systems to Tier-1 telecommunications providers. We believe these systems can provide significant fuel efficiency for both backup and prime power applications in remote areas in the U.S. and globally. Although our initial orders for these systems were from U.S.-based Tier-1 telecommunications customers, we believe the market opportunity for these remote systems may be significant in emerging markets such as Africa and Asia where over 60% of the telecommunications towers are connected to a bad-grid or are completely off-grid.

The slowdown in sales from our Tier-1 telecommunications customers during the first half of 2020 also led us to further diversify our sales efforts to increase sales to the U.S. military, international telecommunications customers and Tier-2 telecommunications customers in the U.S. During the second half of 2020, we experienced measurable success in our diversification strategy. We anticipate in 2021 our sales to new customers, combined with increased sales of new products introduced during 2020, will return to pre-2020 historical sales levels.

The Covid-19 pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. Management’s early focus on training, processes and procedures kept our infection rates to below 1% with no company-wide COVID-19 spread. Due to the slowdown in sales to our Tier-1 telecommunications customers, our sales mix changed to smaller quantity custom orders. Small custom orders with frequent line changeovers caused less process automation which, in turn, led to higher labor costs and higher setup times. Since 2016, we experienced high double-digit sales growth which resulted in us making strategic investments to increase our production capacity to $50 million annual revenue through an increase in plant space and the addition of automation equipment. The unanticipated drop in sales during 2020 caused a disproportionate distribution of fixed and semi-fixed overhead costs across much lower revenues. During this period of lower sales, we invested in cross training our direct labor force across diverse processes and equipment which will make our workforce more agile and productive in the future. In addition, during 2020, our sales force directed their efforts into additional markets and regions to reduce customer and regional concentration.

During 2019, we developed a lower emission solar hybrid power system which integrates solar energy storage with natural gas/LPG (liquified-petroleum gas) powered generators that targets off-grid (i.e., areas where wireless towers are not connected to an electrical grid) and bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power more than eight hours per day) DC power generation applications. Our new product is equipped with a 90,000-hour lifecycle engine which provides longer life, lower emissions and operating costs. Certification of this product occurred in December 2019, when we received our certificate of conformity from the U.S. Environmental Protection Agency, or the EPA, for our small spark-ignition Toyota engines. In the second half of 2020, we began shipments of our natural gas-powered DC power systems. Our new product, equipped with our proprietary control systems, is designed for 24/7 prime power application providing DC power outputs between 5 kW to 22 kW. We expect that the bad-grid, off-grid markets, which include telecommunications towers, commercial and residential backup, electric vehicle charging, “Mini-Grid” and various others, will expand the market for our natural gas/LPG product lines in both the U.S. and in international markets. We plan to develop new configurations of DC power system, battery storage and solar to optimize the match between our solutions and various application needs.

Markets

We primarily operate within the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging and residential and commercial power.

Telecommunications

We provide power generation equipment for the telecommunications markets. Our equipment provides backup power to grid connected mobile tower sites during power outages resulting from severe weather like hurricanes, wildfires and floods. Most telecommunications towers are equipped with battery backup for short term power outages. Our DC power generators are installed to address longer-term disruptions in power. We also deliver products that provide prime power for off-grid telecommunications tower sites installed in remote and rural areas where reliability of the power grid is suspect. Since 2012, the telecommunications market is our largest market segment and has contributed over 95% of our annual revenues.

Since 2012, we developed products and configurations that target telecommunications applications with key features like high fuel efficiency, light weight and compact design when compared to our competitors’ products. These features allow our telecommunications customers to install equipment requiring a smaller footprint on building roof tops and compact commercial sites while also requiring less fuel storage due to the fuel efficiency of our products. In the past five years, we have gained approval and certifications from four top Tier-1 telecommunications operators in the U.S. market. With over 90% of the world’s telecommunication towers located in non-U.S. territories, we decided to establish international sales offices in Poland, Romania, Australia, Namibia, U.A.E., Australia and South Africa to provide long term growth. In 2017, we began investments into international markets and have recorded a steady increase in sales every year since. In 2020, we delivered over hundred natural gas-powered DC power systems to a leading Japanese telecommunications tower operator while delivering production quantities to a Tier-1 telecommunications tower operator in Papua New Guinea.

In the U.S. market, over 95% of the telecommunications towers are connected to a power grid, thereby only requiring backup power generation in equipment in case of an emergency loss of power, while in the emerging markets of Africa and Asia, a significant percentage of telecommunications towers are not connected to the grid thereby requiring fuel-efficient prime power equipment to provide power by charging the batteries. Most prime power sites also require integration with solar and storage batteries to utilize renewable energy during the day while generators and batteries provide power during nights and/or on cloudy days. In the U.S., telecommunications companies have focused their efforts on adding generators to provide backup power at existing sites, while in the international market telecommunications companies are in expansion phase of adding new sites to the infrastructure to provide coverage in rural and remote areas.

During 2019, the telecommunications infrastructure in the U.S. and other developed nations was known to have sufficient capacity to satisfy the needs of average smart phone users. However, the advent of 5G technology has resulted in a digital revolution within both the commercial and consumer sectors leading to an exponential increase in data usage. We believe that the need for backup power equipment in the telecommunications services industry which consists of digital infrastructure (e.g., fiber, telecommunications towers, active networks and data centers), operators (e.g., mobile and fixed broadband, data centers and cloud computing) and applications (e.g., broadband connections, telephones, video streaming and e-commerce), holds promising growth opportunities as 5G use expands in the near and long term.

The next generation of wireless network capabilities offer potential revolutionary applications far beyond smart phones and mobile devices. The 5G mobile network is intended to converge connectivity, intelligent edge and Internet of Things (IoT) technologies which is expected to result in an increase in telecommunications tower sites in both the U.S. and abroad. In the near term, 5G will deliver broadband-like services such as high-definition streaming video to a cell phone. Businesses will benefit from using 5G for data monitoring and cloud-native 5G networks to compute and store data locally. All of these applications dramatically scale up data usage which requires an increase in infrastructure and an increase in power and backup generators.

The pervasiveness of 5G, including reliance by users on, among other things, local weather, traffic conditions, self-driving vehicles, wearable health monitoring devices that automatically informs doctors, stores automatically ordering items sold on virtual carts, farmers automated irrigation system with tracking sensors, will require robust backup equipment at telecommunications sites. We believe higher data usage will require higher reliability backup systems that are fuel efficient and are located in proximity to the point of use. In urban environments, roof-top space, weight of the equipment and the amount of fuel storage are critical factors in the selection of backup equipment. As one of the leading providers of DC power generation equipment, we have demonstrated these benefits to telecommunications providers for decades and we are therefore encouraged with the prospect of infrastructure expansion in this space that requires fuel efficient and lower emission power generation equipment.

Military

Since 1979, we have been developing and marketing products to the U.S. military and large defense contractors in the U.S. and international markets. The need for low voltage DC power generation systems are vital for military operations and commonly used to charge storage batteries, provide backup emergency power, or provide startup power for aircrafts or weapon systems. During the past decade, digitization of the military accelerated exponentially to support modern information, communication, and weapon systems. The need to process information rapidly has led to digitization of command, control, communications, computers and intelligence across both combat support and service support. This expansion in data transfer and storage has led to an increase in energy needs, which requires efficient power generation equipment that can charge batteries or directly power these systems.

A digitized battlefield includes sensors, information processing, data distribution, electronic countermeasures, all requiring with few exceptions, 28 volts DC or 48 volts energy at point of use. Our DC generators designed for military applications provide:

●	enhanced mobility, reliability and maintainability;

●	improved fuel efficiency;

●	reduced system size and weight;

●	reduced infrared and acoustic signatures;

●	increased survivability in rugged combat operations; and

●	reduced total cost of ownership.

In 2016, the military began the Advanced Medium Mobile Power Sources, or AMMPS, a U.S. Department of Defense program to develop and deliver 5 kW-60 kW output ranging generators in either a skid, trailer mounted, or microgrid configurations to replace legacy standalone AC generators. The new generation of mobile power generators combined with solar and wind power can function as sustainable sources of DC and AC power in remote areas. The new generation of AMMPS power systems are required to provide 21% higher fuel efficiency, lower noise, weight, 90% reliability and be capable of performing in extreme environments. During 2020, we directly and jointly partnered with defense contractors, provided DC hybrid power systems, with integrated controls providing higher fuel efficiency than legacy AC generators currently in use.

Improvements in sensors, navigation and communication technologies have led to increased integration of situational awareness systems that allow all combat assets to communicate and coordinate both defensive and offensive efforts during combat. In earlier combat vehicle designs, these surveillance systems were powered by the main auxiliary vehicle battery, which required the vehicle’s main engine to continue operating to power auxiliary battery systems. A decade ago, we began delivering compact 3 kW – 15 kW DC auxiliary batteries to power these communication and reconnaissance systems thereby improving fuel efficiency of the combat and vehicles when deployed. During the decade we have delivered several configurations of these auxiliary power units to the military, which vary in function from battery charging to supplying power to weapon systems.

During 2020, we were contacted by a defense contractor to develop and deliver 50 kW high voltage power systems for auxiliary power use in military vehicles. We are currently in the process of development of next-generation higher output power DC power system. After conclusion of the testing of this higher power DC power system, we plan to introduce a configuration of this product to the residential and commercial microgrid market in emerging markets. We believe 50 kW standalone DC power system, powered by natural gas or LPG would be ideal for rural communities in emerging markets such as Africa and Asia. The capacity of 50 kW is sufficiently large enough to power a small rural hospital, dairy farm and a cluster of houses in a small village. The ease of connecting our DC power system with solar, battery packs or any other source of energy like wind can introduce a sustainable cost-effective solution in emerging markets.

Electric Vehicle Charging

According to Frost & Sullivan, a leading market consulting firm, the electric vehicle market in the U.S. will flourish over the next five years. The firm anticipates that due to upcoming incentives for electric vehicles the number of electric vehicles in the U.S. will grow from 1.4 million in 2020 to 7.0 million in 2025. This increase will require approximately 5.0 million additional charging stations nationwide to support the cumulative growth of electric vehicles.

A 2018 article by McKinsey & Company entitled “The potential impact of electric vehicles on global energy systems” stated that although a modest increase in electric vehicle sales of 5% will not lead to a shortage in electricity since most new capacity can be delivered by renewables like solar, wind, and gas powered generation. This modest increase in sales may have a significant impact on peak loads, especially in concentration points of electric vehicle charging and during the evening peak times when most electric vehicle users connect their vehicles for charging. The report claims unmanaged peak load increases due to electric vehicle charging will require increases in costly sub-station upgrades. We believe that the more cost effective option will be investing into battery storage at the utility level to manage the peak loads or flexible electricity costs for electric vehicle charging in an effort to discourage peak load charging.

Regardless of how the peak charging issue is resolved, most homes have not been designed to allow for fast charging of electric vehicles. In order to address this issue, in 2020 we completed the design of our natural gas-powered electric vehicle charger and backup generator. Our electric vehicle chargers, being independent of the grid, are designed to automatically fast charge connected electric vehicles at home on a daily basis while providing backup power during power outages. In addition, the heat generated while charging is captured and delivered to heat the home, heat water for laundry, or heat the pool.

Our electric vehicle charger was initially designed in 2009 as a diesel-powered charger for roadside assistance and emergency services for most major automotive manufacturers. Our chargers were initially used by “AAA” for roadside assistance to rapid charge stranded out of charge vehicles. In 2020, we improved this product by replacing the diesel engine with a heavy duty 90,000-hour lifetime Toyota natural gas engine. This product targets residential customers that own or are expected to own electric vehicles during the next five years.

With the anticipated stress on utility grids due to an increase in the number of electric vehicles that require charging, combined with the fact that most homes are unable to provide fast charging, we believe that an independent natural gas-powered electric vehicle charger would be ideal and cost effective. Currently, many electric vehicle owners exceed the base power usage at home resulting in peak hour usage penalties which diminishes anticipated cost savings of using electric vehicles. Our residential natural gas-powered EV charger eliminates these costs while also providing backup power in case of emergencies.

The benefits of fast charging with a natural gas generator, as opposed to using the electric grid, includes avoids peak rate charges, a reduced carbon footprint and the opportunity to provide heating and air conditioning, through combined heat and power or CHP systems that utilize waste heat from the generator/charger which we believe is a compelling market opportunity for our new product.

Residential and Commercial Power – Mini-Grid

Increased use of electricity worldwide is directly related to humanity’s improvement in the quality of life. Increased global urbanization has resulted in many governments investing in power plants and providing infrastructure to satisfy the growing demand for electricity. Similar needs of the rural populations have been largely ignored worldwide due to the isolation, low density and population spread over vast areas resulting in an increased cost of infrastructure. Even in rural areas where the infrastructure was built to deliver electricity, frequent blackout and infrastructure failures are commonplace and often not repaired for long periods.

According to recent World Bank data, 13% of the world’s population, approximately 950 million, still lack electricity compared to 25% in 1994. While 47% of the world’s population still lives in rural areas, about 25% of those living in rural areas lack electricity. Globally, 954 million people live without electricity of which 547 million are located in Sub-Saharan Africa, 254 million are located in South Asia, 71 million are located in East Asia, and 82 million in other areas.

During the past decade, developments in renewable energy and battery storage have provided an alternate method to resolve this energy inequity between rural and urban populations worldwide. However, due to weather and costs of such systems and technologies are still at an early stage of mass adoption. We envision a hybrid system with natural gas or LPG integrated with a solar and battery system to generate power during peaks and valleys of demand that we believe would be more cost effective and reliable than the current systems in place. These “Mini-Grid” hybrid systems would generate between 5kW – 25kW of power on 24/7 basis and provide electricity for a small housing unit, commercial facility or a school building.

Our Mini-Grid system uses natural gas or LPG as primary fuel source, the same fuel as cooking fuel in rural and remote regions worldwide. For decades, many governments have been allocating resources to eliminate solid fuels like wood, solid waste as cooking fuels from rural and remote communities. Significant progress has been made by providing economic subsidies for use of natural gas or LPG as cooking fuel to reduce pollution. In 2017, we established sales offices near the emerging growth countries of Namibia, Australia and U.A.E. setup to develop strategic alliances with distributors to promote our residential solutions to communities living in bad-grid and off-grid areas.

Our Competitive Strengths

We have over a 30-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, commercial, industrial and marine markets. We have invested significant capital and engineering expertise to develop power generation systems that are environmentally friendly and fuel-efficient. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development has led to the development of DC power systems with output ranging from 5 kW – 30 kW. Our DC power systems integrates our proprietary DC alternator with electronic controls to monitor and control the power being outputted to the equipment, which is then coupled to an engine assembly and cooling systems. Our DC power system output voltage can be configured between 12 V – 600 VDC to match the precise application needs (e.g., telecom equipment, electric vehicle charger, etc.). Over the past decades we have developed proprietary charge algorithms for most commercially available batteries and match charge algorithms to battery model or chemistry prior to initiating a charge cycle. Unlike AC power systems, our DC power systems are directly connected to the battery source and therefore optimized for safely charging a particular battery chemistry. AC power systems are indirectly connected to a commercially available unknown battery charger that converts the AC output to DC voltage. The presence of inefficient or low-quality charger can significantly lower charge efficiency of AC systems and may reduce battery life in some cases.

●	Engineering Expertise. Over the past three decades we have strategically constructed a product portfolio that focuses on improving energy efficiency by developing DC power output-based equipment where all major components and technologies are developed in-house, and proprietary manufacturing processes created in-house to ensure product reliability and long life. Our leading competitors approached the need for DC equipment in the telecom, military, and industrial markets by modifying legacy AC generators with conversion equipment resulting in significantly lower efficiency when compared to DC power systems. Being one of the first companies to develop DC power systems, we developed proprietary components ranging from alternators, control systems and charging algorithms for various battery chemistries. We have focused on providing the lowest cost of ownership with demonstrated long life of our equipment during the past thirty years. Lowest cost of ownership is complemented with the best fuel economy, best in class weather resistance provided by aluminum enclosures and customized algorithms matching battery chemistries and operational profiles.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless telecommunications customers.

●

Strong Customer Base. Our customer base consists of large telecommunications companies, military sub-contractors and industrial companies. Tier-1 telecommunications customers have represented over 90% of our aggregated sales for the past five years. Initial demand of our products by telecommunications customers was primarily based on the need to provide backup power during electricity outages. While our competitors provided and continue to provide legacy AC generators with DC conversion devices, we elected to invest significant time and capital in the research and development of products with a lowest cost of ownership. Certification of our products by Tier-1 telecommunications customers is time intensive and takes upwards of three years of field trials to receive final product acceptance. This thorough approach to vendor selection reduces the number of vendors selected by our telecommunications customers and has dramatically reduced the number of competitors in the U.S. markets. Currently, a significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. In 2020, we diversified our sales efforts to include Tier-2 telecommunications customers, off-grid remote area products and residential charging. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established sales offices in emerging markets like Namibia, U.A.E., Australia, Poland and the Dominican Republic. Our sales team directly markets to Tier-1 telecommunications companies in their regions.

●	Experienced Management Team. Our Chief Executive Officer and key engineers combined have over 100 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating our management’s abilities and our engineering aptitude can be found in our successful track record over the last 25 years of executing fixed-cost research, design and engineering contracts, with an average of eight projects per year.

Business Strategy

For the past three decades we have been promoting the use of DC power systems where DC power is the primary power in use. The telecommunications tower application is the largest user of DC power, in both grid and off-grid connected sites. Furthermore, we believe that the growth in wireless telecommunications infrastructure in the U.S. and international markets has led to a rapid rise in the need for DC backup power systems.

With over 30 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging sources within the telecommunications industry. Because of the increased power outages during emergencies and natural disasters, existing and new wireless installations need to be upgraded to provide reliable operations during times of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless telecommunications providers and more than 500 small wireless and cable operators in the U.S. Our goal is to further diversify our customer base. We believe the rapid transition towards 5G will result in an increase in demand for back-up power generators and that our new LPG / natural gas DC power systems will allow us to better compete on an economic basis with our competitors that provide AC power systems.

●	Expand global sales to bad-grid or off-grid markets. The increase in telecommunications subscriber base in rural and remote areas in emerging countries has increased the deployment of telecommunications sites in off-grid and bad-grid areas. During 2020, approximately 83% of our DC power systems sales were to U.S. telecommunications customers, which we believe represents only 4.7% of the total global telecommunications market. We believe that the lack of a stable electric infrastructure in rural regions of many developing nations provides significant opportunity for our products in both off-grid and bad-grid location. During 2020, we demonstrated our products to several prospects in need of off-grid and/or bad-grid solutions which resulted in several initial orders.

●	Further develop our new LPG and natural gas DC power systems. With the increased growth in off-grid and bad-grid telecommunications sites, emissions generated by telecommunications towers is beginning to be a major contributor of pollution and greenhouse gases. In 2019, we began the development of a lower emission LPG and natural gas DC power generator for use in rural off-grid and bad-grid sites. We initiated this development by partnering with world’s largest natural gas engine manufacturer, Toyota Engines, located in Japan. Subsequently, we integrated engine control systems utilizing control technology from Bosch, located in Germany, and concluded by receiving certification from the EPA in December 2019 to sell our new product in all 50 states in the U.S. Upon certification, we began marketing this low emission natural gas solution to telecommunications customers worldwide and in the midst of the COVID-19 pandemic we secured several orders for natural gas configured backup and prime power applications. During 2020, we began shipments of our DC natural gas generators to several domestic and international Tier-1 telecommunications customers. In 2021, we plan to expand our sales and service network for our natural gas generators, targeting residential and telecommunications customers in the U.S. while also targeting Tier-1 telecommunications customers in emerging nations with solar hybrid natural gas generators for off-grid markets.

●	Expand renewable solar energy product offerings. Developing regions like Africa, South East Asia and Latin America lack an electric utility infrastructure to support the installation of grid connected telecommunications towers in remote areas. Due to these challenges, telecommunications companies are installing hybrid power generation systems that consist of solar panels, batteries and fossil fuel powered generators. Installing fuel inefficient generators combined with solar and batteries without any integration is proving to be cost prohibitive. Several local government programs to subsidize the adoption of solar and battery storage along with generators in off-grid telecommunications towers have failed due to lack of quality components and integration. In 2020, we began demonstrating our hybrid systems using natural gas fuel powered generators integrated with solar and battery storage. We plan to conclude our testing in the first half of 2021, which we believe can then provide us the required credentials to receive subsidies for our customers, thereby making us competitive in this marketplace.

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

In 2011, we added charge algorithms for various lithium battery chemistries and integrated our proprietary battery management system, or BMS, with our Supra Controller™ software. In 2013, we further expanded the integration of storage and renewable energy such as solar and wind into our Supra Controller™ software resulting in the shipment of twenty off-grid telecommunications tower power systems to Australia.

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in South East Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2021, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in South East Asia and Africa.

In 2018, we developed our next generation BMS that enhances our current technology to more accurately measure, monitor, control and integrate battery performance data with our Supra Controller™. In addition, we enhanced the user interface to allow us the ability to update or develop new charging algorithms in the field which can be remotely programmed or uploaded. We believe these enhancements will increase our penetration into the storage market during 2021 and beyond.

In 2019, we developed a low-cost DC generator that runs on either natural gas or LPG. In December 2019, we received our certificate of conformity from the EPA on our small spark-ignition Toyota engines which are used in our new LPG / natural gas generators. These new generators provide power outputs between 5 kW to 15 kW and incorporate a 30,000- to 90,000-hour life engine with our proprietary control system. We plan to market these stationary generators within the telecommunications, commercial and residential markets primarily through third party distributors.

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

Our DC power systems are available in diesel, natural gas, LPG, propane and renewable fuel formats, with diesel, natural gas and propane gas being the predominant formats.

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

During 2019, we developed an environmentally friendly solar hybrid power system based on a combination of solar with LPG and propane power sources which we believe lowers both capital expenditures and operating expenditures. These new generators have been specifically designed to run in residential applications and will provide power outputs between 5 kW to 22 kW and which incorporate a 30,000- to 90,000-hour life engine with our proprietary control system. Our natural gas generators when integrated with battery storage and solar are ideal microgrids for off-grid and bad grid residential and commercial applications.

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

Product and Warranty Support

We utilize a nationwide network of dealers and service providers to perform installation and warranty services for our customers. Through our dealers we offer product commissioning as an added service to all our customers and require the purchase of such services as a condition for acceptance of any warranty claims in the future. We offer installation of the equipment, preliminary testing, integration of equipment with other assets located at the site and introductory maintenance and safety training. We offer various levels of fee-based services to support our products in the field. In addition, we have trained product and application engineers that deliver high quality, responsive lifetime technical support to all our customers worldwide.

We further support our customers by using qualified regional independent service providers to perform warranty and aftermarket service and repair on our products. Our regional service providers are factory trained and certified prior to being authorized to repair or service our equipment. We generally reimburse regional service providers for the warranty services they perform on our systems.

Sales and Marketing

Our sales strategy focuses on using our direct sales force to market our DC backup power products to telecommunications providers in the U.S. We use local regional sales managers in the U.S. market to demonstrate our products to Tier-1 telecommunications providers. Our products are purchased by regional centers operated by our telecommunications customers, thereby expanding our overall market into regions we may not have covered previously.

We have established a sales and service infrastructure in international markets. We established regional sales offices in South Africa, U.A.E., Poland and Dominican Republic and established sales and aftermarket service locations in Australia and Romania to locally manage the South East Asia and EMEA regions, respectively. Due to a general lack of a reliable power grid, many emerging markets continue to expand their telecommunications infrastructures at a high rate. We believe that this lack of a reliable power grid, together with our knowledge of integrating renewables with generators, provides us with an opportunity to enter these emerging markets with our hybrid storage and renewable energy solutions.

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

The COVID-19 pandemic has taken a toll on the global economy and has disrupted business operations globally. We market our products to a large global customer base through actual product demonstrations. In 2020, the spread of COVID-19 led to various government travel restrictions which resulted in the inability of our sales team to meet with existing or new customers to demonstrate our products. In addition, our service staff and engineers have generally been unable to travel to customer locations to setup demonstrations and assist in the integration and optimization of our products to specific customer application needs. During the second half of 2020 and early part of 2021,we have experienced a modest resumption of sales activity with our U.S. Tier-1 telecommunications customers as their construction activities resume. Given the daily developments of the COVID-19 pandemic and the global responses to curb its spread, we are not able to accurately estimate all of the long term effects of the COVID-19 pandemic on our business.

Distribution and Service

We market our products through various distribution channels that promote our products and brand and provide effective aftermarket support and service. While most of our sales are achieved through our direct sales force, we also utilize independent service providers and dealers to complement our global sales effort. The promotion of our natural gas powered Mini-Grid product, targeting off-grid and bad grid rural areas, will be undertaken by mainly certified independent dealers. We believe expansion of our dealer network will also provide additional opportunities for our DC power systems in the U.S. and other countries.

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

Competition

Within the telecommunications power generation market, we compete with a few manufacturers of AC and DC generators that offer generators with an output power of 6 kW to 30 kW. In the U.S. market, our competitors are global manufacturers of AC generators designed primarily for the residential and industrial off-grid power markets. Internationally, our competitors include regional manufacturers of both AC and DC generators.

In the U.S. market, our competitors are large volume manufacturers of AC generators with a primary focus on emergency power backup generation for the residential marketplace. These AC generators are constructed using steel enclosures and are therefore heavier and can rust more easily in outdoor applications as compared to our products which generally have a smaller footprint and are constructed using aluminum enclosures. Due to the inherent design of AC motors, their units are approximately 40% larger in size than our DC generators. In order to monetize on our positives, we targeted telecommunications markets where generators are used to provide backup power during power outages. Due to the lighter weight and smaller size of our products as compared to AC products, we specifically target customers with the telecommunications towers located on roof-tops in urban areas. We believe that the smaller size, lighter weight and higher fuel efficiency of our products are performance parameters that offset the lower price alternative of AC generators. In addition, we believe that our recently introduced long-life (90,000 hours), natural gas-powered DC generator product line significantly increases our competitive advantage in densely populated urban markets.

Increased digitization of our lives has resulted in the need for more power usage in both residential and commercial applications. In the telecommunications tower market, the majority of the outdoor power needs are DC power since most components are DC powered. Historically, AC generator companies have utilized conversion technologies to convert AC output to DC output. This conversion results in an approximately 40% loss in energy. Meanwhile, our DC generators supply DC power directly to the telecommunications tower systems increasing the system’s overall efficiency. These efficiencies are further enhanced in off-grid and bad-grid applications where more power is being used from the generators due to the lack of grid power.

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

Our research and development expenditures decreased by $553 to $1,723 during 2020, as compared to $2,276 in 2019. This decrease in research and development expenditures is primarily attributable to the negative impact of COVID-19 on resources such as labor and materials. We have implemented systems to monitor project status and utilize remote access and cloud-based systems to maintain engineering efficiencies. Our research and development efforts during 2020 primarily focused on launching our new LPG / natural gas line of generators and hybrid power systems for off-grid and unreliable grid cell sites, and supporting existing sales activity related to our DC back-up power systems. During 2021, we expect research and development expenses to gradually increase as control over COVID-19 improves and we continue investing into new products as part of our strategy to diversify our product lines. However, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our ability to continue our design engineering and research development projects during the remainder of 2021 and perhaps beyond.

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

Suppliers

We attempt to mitigate the adverse effect of component shortages in our business through detail material planning and by qualifying multiple vendor sources for key components and outside processes. We conduct supplier audits of all major suppliers for initial qualification and to ensure reliability, quality, and sustainability of critical components. To meet our customer demands, we forecast the supply of our long lead time items such as engines, castings and electronic components through use of sales forecasting tools and ERP system.

Our suppliers are extensively surveyed and audited; and field or process generated non-conformities communicated with our Suppliers to continuously improve quality. To improve our costs and deliveries, our ERP system invites for all qualified suppliers to participate in relevant bids to ensure best proposals are selected.

The recent outbreak of COVID-19 has taken a toll on the global economy and has disrupted raw material supply chains all over the world. During the first half of 2020, we experienced material shortages and delays while during the second half we experienced supplier lead times returning to pre-COVID normal. We are actively sourcing the domestic supply chain for key components to ensure no future delays. We anticipate modest price increases post pandemic, although we believe we can mitigate a portion of these anticipated cost increases by passing through some cost increases to our customers while the other increases can be mitigated through increases in efficiency.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. Our warranties are of an assurance-type and come standard with all of our products to cover repair or replacement should a product not perform as expected. Under our standard warranty, provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers.

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

Employees

As of March 31, 2021, we had 106 full time employees, which includes 96 employees in the U.S. and 10 employees outside the U.S. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

In March 2020, in response to the COVID-19 outbreak, the governor of California issued a state-wide “shelter-in-place” order and placed 79 employees on furlough status. We have implemented a Business Continuity Plan designed to keep employees safe, follow regulatory guidelines, and continue essential business operations. In September 2020, the majority of our employees that were on furlough status returned to work. We are actively monitoring the global situation and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are unable to estimate the effects of the pandemic at this time. If the COVID-19 pandemic continues, it may have an adverse effect on our ability to source qualified employees during the remainder of 2021 and perhaps beyond.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic and ensuing governmental responses have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows.

The COVID-19 pandemic has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases, particularly in the United States, and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic and ensuing governmental responses have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, repeat or cyclical outbreaks and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. For instance, some areas of the United States are experiencing new surges in COVID-19 cases, which has, in some cases, led to the closure of recently re-opened businesses and further postponed opening other businesses. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic has had and is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing of raw materials from suppliers which, in turn, has raised liquidity concerns. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing productivity, higher than normal inventory levels, delay in receipt of raw materials, a reduction in the availability of qualified labor and increased price competition, all of which could substantially adversely affect our net revenues and our ability to remain a going concern.

In response to uncertainties associated with the COVID-19 pandemic, we have made certain modifications to our business, including modifications to employee work locations, cancellation of certain marketing events and the implementation of a cost reduction program to reduce overhead. During portions of 2020 we also implemented limited remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

Furthermore, we cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. As a consequence, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration and continued declines in net sales, we may need additional liquidity. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, the duration of the pandemic, including repeat or cyclical outbreaks, additional “waves” or the spread of “variant” viruses and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time due to the daily evolution of the COVID-19 pandemic and the global responses to curb its spread. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions, which include a global recession, and that, as a result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has subsided.

We continue to face inventory risk and may be required to write-off additional inventory in the future.

We value inventories at the lower of cost or net realizable value. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, a provision is made to reduce the carrying amount of the inventory item to the lower net realizable value determination. Determination of the net realizable value may be complex, and therefore, requires management to make assumptions and to apply a high degree of judgment. In order for management to make the appropriate determination of net realizable value, the following items are commonly considered: inventory turnover statistics, inventory quantities on hand in our facilities, unfilled customer order quantities, forecasted consumer demand, current prices, competitive pricing, seasonality factors, consumer trends and performance of similar products or accessories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded write-downs.

For example, we built substantial inventory of our products in anticipation of customer demands in 2020. Due to a temporary slowdown in construction of telecommunications towers in the U.S., we recorded lower than expected demand and sales of our products to our U.S. telecommunications customers, which resulted in a $3,400 inventory write-down to reduce the remaining inventory of our products to its estimated net realizable value of $9,094 as of December 31, 2020.

If our estimates regarding net realizable value are inaccurate, including our estimates regarding our inventory, or changes in customer demand for our products in an unforeseen manner, we may experience additional write-downs of our inventory. Although we have not completed the preparation of our financial statements for the quarter ended March 31, 2021, we are in the process of undergoing an evaluation of the net realizability of our assets, including the recoverability of our recorded inventory amounts. Upon the completion of our analysis, there could be further adjustments to the carrying value of certain of our recorded assets, which adjustments could be material.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $10.8 million and $4.0 million, respectively. For the year ended December 31, 2020, we incurred a gross loss of approximately $5.6 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to three customers within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to three customers within the telecommunications market, AT&T, T-Mobile and Verizon Wireless. The volume of sales to anyone of them may vary significantly from year to year. Any factor adversely affecting sales of these power systems to these customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. For example, during the 2020, our U.S. Tier-1 telecommunications customers postponed orders and shipments due to factors that we believe were related to both the shift in the allocation capital budgets from backup power solutions to 5G programs and the impact of COVID-19, which resulted in a 64% decline in net revenues from U.S. Tier-1 telecommunications customers during 2020 as compared to 2019.

In addition, any unfavorable change in our business relationship with our Tier-1 telecommunications wireless carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on our results of operation and financial condition. Our plans to invest in the development of electric vehicle chargers, residential and commercial power products and higher capacity DC hybrid solar systems may not result in an anticipated growth in sales and may reduce our revenue growth rate.

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

If our business continues to develop as expected, we anticipate that we will grow our revenues in the near future. If, due to capital constraints or otherwise, we are unable to fulfill our existing backlog in a timely manner and/or procure and timely fulfill our anticipated future backlog, our customers and potential customers may decide to use competing DC power systems or continue the use of AC power systems. If we are unable to fulfill the demand for products and services in a timely manner, our customers and potential customers may choose to purchase products from our competitors. Some of our larger competitors may be willing to reduce prices and accept lower margins in order to compete with us. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets or compete effectively against current and new competitors as our industry continues to evolve.

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

Our future success will depend on our ability to continue to develop new and enhanced DC power systems and related products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services, including our new LPG / natural gas line of generators and solar hybrid power systems, depends on a number of factors, including:

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company, and Toyota Corporation. Engines from Yanmar and Toyota represented approximately 66%, and 18% of our total engines sold as a component of our DC power systems during 2020, respectively, and represented approximately 70%, 0% of our total engines sold as components of our DC power systems during 2019, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

We manufacture and assemble our DC power systems at our two production facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, whether due to the COVID-19 pandemic, equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to one or both of these facilities as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. In 2020 and 2019, our sales to international customers accounted for 17% and 1%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Cyberattacks through security vulnerabilities could lead to disruption of business, reduced revenue, increased costs, liability claims, or harm to our reputation or competitive position.

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors, and customers. External parties may gain access to our data or our customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

Further, if we fail to adequately maintain our information technology infrastructure, we may have outages and data loss. Excessive outages may affect our ability to timely and efficiently deliver products to customers or develop new products. Such disruptions and data loss may adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

The State of California enacted the California Consumer Privacy Act of 2018, or CCPA, effective on January 1, 2020. Our and our business partners’ or contractors’ failure to fully comply with the CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

Unauthorized use or disclosure of, or access to, any personal information maintained by us or on our behalf, whether through breach of our systems, breach of the systems of our suppliers or vendors by an unauthorized party, or through employee or contractor error, theft or misuse, or otherwise, could harm our business. If any such unauthorized use or disclosure of, or access to, such personal information was to occur, our operations could be seriously disrupted, and we could be subject to demands, claims and litigation by private parties, and investigations, related actions, and penalties by regulatory authorities. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Finally, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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

Our Chairman, President and Chief Executive Officer owns a significant amount of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 44% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control may limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 44% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

The choice of forum provision in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Delaware Court of Chancery the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Delaware Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Finally, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2021, although circumstances could cause us to lose that status earlier. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” until December 31, 2021. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2020, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

As of March 31, 2021, we had 12,788,203 shares of common stock outstanding held of record by approximately 13 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2019, we entered into a Rule 10b-18 Stock Repurchase Agreement authorizing ThinkEquity to repurchase up to $500 of our common stock. On January 20, 2020, we terminated the Stock Repurchase Agreement. As of December 31, 2020, we had purchased 17,477 shares common stock and held them as treasury stock at a cost of $40.

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

Overview

We design, manufacture and sell DC power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, marine and industrial

Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). Within this market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 30 kW:

●	DC base power systems. These systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

●	DC hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary battery management system, or BMS, into our standard DC power systems.

●	DC solar hybrid power systems. These systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power system.

Our DC power systems are available in diesel, natural gas, LPG / natural gas and renewable formats, with diesel, natural gas and propane gas being the predominate formats.

During the years ended December 31, 2020 and 2019, 96% and 96%, respectively, of our total net sales were within the telecommunications market. In 2020, 81% of our total net sales were derived primarily from three customers which are in the telecommunications industry and each accounted for 52%, 15% and 14% of total net sales for 2020. In 2019, we had 91% of our total net sales derived from our three largest customers which are in the telecommunications industry and each accounted for 68%, 17% and 6% of our total net sales for 2019.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic, and, in the following weeks, many U.S. states and foreign countries issued lockdown orders negatively impacting the operations of our manufacturing facilities and customer demand for our products. Since then, the COVID-19 situation within the U.S. and foreign countries has rapidly escalated. We have implemented new procedures to support the health and safety of our employees and we are following all guidelines issued by the U.S. Centers for Disease Control and Prevention, as well as federal, state and regional public health authorities. Our manufacturing facilities have remained opened with certain limitations and restrictions to comply COVID-19 safety guidelines and provide a safe work environment for our employees.

COVID-19, has had and is likely to continue to have, a material and substantial adverse impact on our results of operations including, among others, a decrease in our sales, delays in sourcing of raw materials from suppliers which, in turn, has raised liquidity concerns. In addition, our inventory write-off increased during 2020 due to current uncertainties regarding specific product shipments. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect our net revenues and our ability to remain a going concern.

During December 2020, the Food and Drug Administration authorized the release of vaccines to help control COVID-19. Although there are many unknown factors of its success to control COVID-19 and the timeline of making the vaccine available to a great majority of people around the world, we believe these are significant events aimed to control COVID-19 that may lead to improvements to the global economy and to our business.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in determining reserves for uncollectible receivables, assumptions used in valuing inventories at net realizable value, impairment analysis of long term assets, estimates of useful lives of property and equipment, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for product warranties, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results may differ from those estimates.

We believe that the following critical accounting policies, among others, affect our more significant judgment and estimates used in the preparation of our financial statements:

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

Substantially all of the Company’s revenue is derived from product sales. Product revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to its customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products or services to a customer. The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when the Company places the product with the customer’s carrier or deliver the product to a customer’s location. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up.

Stock-Based Compensation

Stock-based payments to employees, directors, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2021 (the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering); (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial Performance Summary – Year Ended December 31, 2020

Our net sales for the year ended December 31, 2020, were $9,031, as compared to $24,801 for the year ended December 31, 2019. We reported a net loss of $10,871 for 2020, as compared to net loss of $4,045 for 2019. We believe this decline in revenues is primarily due to our Tier-1 telecommunications customers shifting their investments to the deployment of their new 5G networks rather than making investments in back-up power generators. We also believe that COVID-19 has had a negative impact on our customers’ ability to deploy new systems due to precautionary measures focused at slowing down the spread of COVID-19 within their employee base. The focus on the deployment of new 5G networks has had a direct negative impact on our ability to increase sales of our products to our Tier-1 telecommunications customers.

During 2020, our international sales increased to $1,522, as compared to $230 during 2019. The increase was due primarily to shipments of our new LPG DC power systems during the second half of 2020.

Our sales backlog as of December 31, 2020, was $4,239, with 65% of that amount being attributable to U.S. telecommunications customers, 21% to telecommunications customers outside the U.S., 2% to military customers, and 12% to other customer in other markets. The recent increase in our backlog is as a result of U.S. Tier-1 wireless carriers increasing their orders of our DC backup power systems. During the fourth quarter of 2020, we believe the major Tier-1 wireless providers reached a point in the implementation of their 5G programs where they are starting to increase orders on backup power solutions. In December 2020, our backlog increased by $2.0 million primarily from sales orders from our largest Tier-1 telecommunications customer.

With the release of COVID-19 vaccines in December 2020, we remain hopeful that the global economy will gradually return to normality allowing us to expand our sales and marketing initiatives. We are also working on expanding our research and development capacity to enhance our sales support and new product development programs. We are focused on diversifying our customer base within the telecom market while seeking new opportunities in other markets.

We anticipate that our future sales will improve as the U.S. economy recovers from the impact of the COVID-19 pandemic, our U.S. telecommunications customers return to their backup power programs, and we succeed in diversifying our customer base. However, the full impact of the COVID-19 pandemic on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See section “Risk Factors” in this Annual Report for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019
Net sales	$9,031	$24,801	$(15,770)	(64)%	100.0%	100.0%
Cost of sales	14,654	19,882	5,228	26%	162.2%	80.2%
Gross profit (loss)	(5,623)	4,919	(10,542)	(214)%	(62.2)%	19.8%
Sales and marketing expenses	1,556	2,621	1,065	41%	17.2%	10.6%
Research and development expenses	1,723	2,276	553	24%	19.1%	9.2%
General and administrative expenses	4,062	4,004	(58)	(1)%	45.0%	16.1%
Total operating expenses	7,341	8,901	1,560	18%	81.3%	35.9%
Loss from operations	(12,964)	(3,982)	(8,982)	226%	(143.5)%	(16.1)%
Interest and finance costs	(60)	(103)	43	42%	(0.7)%	(0.4)%
Other income (expense), net	14	40	(26)	(65)%	0.2%	0.2%
Loss before income taxes	(13,010)	(4,045)	(8,965)	222%	(144.1)%	(16.3)%
Income tax benefit	(2,139)	—	2,139	—%	(23.7)%	0.0%
Net loss	$(10,871)	$(4,045)	$(6,826)	169%	(120.4)%	(16.3)%

Net Sales. Net sales decreased by $15,770, or 64%, to $9,031 for the year ended December 31, 2020, as compared to $24,801 for the year ended December 31, 2019. The decrease was primarily due to a decrease in sales of our DC power systems to U.S. Tier-1 telecommunications customers. U.S. telecommunications customers accounted for 83% of our total net sales during 2020, as compared to 95% of total net sales in 2019.

Our revenue from telecommunications customers, U.S. and international, accounted for 96% of total net sales during 2020 and also during 2019. Our three largest customers are in the telecommunications industry and each customer accounted for 52%, 15%, and 14% of total net sales for 2020, as compared to our three largest customers in 2019, also customers in the telecommunications industry, each accounting for 68%, 17%, and 6% of total net sales. Our revenues as a percentage of total net sales for the year to international customers increased from 1% during 2019 to 17% during 2020.

We believe the decline in revenues during 2020 is a result of a combination of factors including, among others, a temporary shift by our U.S. Tier-1 telecommunications customers in budget allocation towards acquiring wireless communication spectrum and the deployment of their 5G networks rather than purchasing back-up power generators. We also believe that COVID-19 has had, and continues to have, a negative impact on our customers’ ability to deploy new back-up power systems due to precautionary measures aimed at slowing down the spread of COVID-19.

During the fourth quarter of 2020, we began to see an increase in sales orders for our DC power systems from our U.S. telecommunications customers compared to the fourth quarter of 2019. We believe telecommunications customers have made substantial progress in launching their 5G networks during 2020. Their 5G programs have many elements that will be deployed and enhanced at different times over the upcoming years and we believe our DC back-up power systems are an ideal fit to their infrastructure buildout and provide needed backup power support to enhance network reliability. In addition, the Food and Drug Administration authorized the release of vaccines to help control COVID-19 in December 2020. Although there are many unknown factors of its success to control COVID-19 and the timeline of making the vaccine available to a great majority of people around the world, we believe these are positive signs that may lead to improved revenue numbers for Polar Power in upcoming quarters and beyond.

Cost of Sales. Cost of sales decreased by $5,228, or 26%, to $14,654 during 2020, compared to $19,882 during 2019. Cost of sales as a percentage of net sales increased from 80.2% in 2019 to 162.2% in 2020 as a result of an increase in factory overhead absorption and an inventory reserve of $3,400 during 2020. The increase in factory overhead absorption during 2020 is primarily attributed to underutilization of manufacturing facilities and staff resulting primarily from COVID-19 related factors mentioned in previous sections of this report.

Gross Profit (Loss). We experienced a gross loss of $5,623 during 2020, as compared to a gross profit of $4,919 during 2019, which represents a decrease in gross profit of $10,542 or 214%. Gross profit as a percentage of net sales decreased to (62.2)% in 2020, as compared to 19.8% in 2019. The decrease in gross profit as a percentage of net sales during 2020 was primarily due a combination of sales discounts offered for large volume orders from Tier-1 telecommunications customers, an increase in factory overhead absorption, and an increase to inventory write-off of $3,400 recorded in cost of sales during 2020.

Sales and Marketing Expenses. Sales and marketing expenses decreased $1,065 to $1,556 during 2020, as compared to $2,621 during 2019. The decrease was attributable to a decrease in marketing and promotions of our DC power systems in the U.S. and international markets due to travel restrictions and other measures aimed to reducing the spread of COVID-19. As part of our ongoing strategy to expand our customer base, we plan to increase our sales and marketing expenditures as travel restrictions are lifted and tradeshow and similar events become available.

Research and Development Expenses. During 2020, research and development expenses decreased by $553 to $1,723, as compared to $2,276 during 2019. The decrease was primarily because of COVID-19 and its implications to safety measures and availability of personnel. Our research and development efforts during 2020 primarily focused on launching our new LPG / natural gas line of generators and hybrid power systems for off-grid and unreliable grid cell sites, and supporting existing sales activity related to our DC back-up power systems. During 2021, we expect research and development expenses to gradually increase as control over COVID-19 improves and we continue investing into new products as part of our strategy to diversify our product lines.

General and Administrative Expenses. Our general and administrative expenses increased by $58, to $4,062 during 2020, as compared to $4,004 during 2019. The increase was primarily due to an increase of approximately $500 in legal, audit, and broker fees services related to an equity raise that took place in July 2020 and consulting services for additional disclosures required as a result of COVID-19.

Interest and Finance Costs. During 2020, our interest expense was $60, as compared to $103 during 2019, an increase of $43. Our interest expense during 2020 included approximately $12 in fees in connection with selling $2.6 million of receivables to Citibank under our Supplier Agreement, $41 in interest paid for financing of production equipment, $4 in interest paid under our line of credit with Pinnacle Bank, and $3 in interest paid for financing of insurance policies.

Other Income (Expense), Net. During 2020, our interest income was $14, as compared to $40 during 2019, a decrease of $26. Our other income included a $10 Economic Injury Disaster Grant.

Income Tax Benefit. In 2020, we recognized a benefit from income taxes of $2,139 attributable to refundable federal and state income taxes. During 2019, we did not recognize any benefit from income taxes as carry back claims of income taxes were applied.

Net Loss. As a result of the factors identified above, we generated a net loss of $10,871 for 2020, as compared to net loss of $4,045 for 2019, an increase loss of $6,826. A significant portion of the increase in net loss can be attributed to the results of a decrease our of DC back-up power systems to US telecommunications customers, and an increase in factory overhead absorption, and $3,400 increase inventory reserve reported in our cost of sales during 2020.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2020, we funded our operations primarily from cash on hand and sales of receivables under our Supplier Agreement with Citibank. These funds were also used to increase inventory to support research and development projects and the launch of our new line of LPG / natural gas generators. As of December 31, 2020, we had working capital of $10,123, as compared to working capital of $16,433 at December 31, 2019. This $6,310 decrease in working capital is primarily attributable to a $1,194 decrease in cash and cash equivalents resulting from net cash of $6,548 used in operating activities, net cash used in investing activities of $19 from the acquisition of new property and equipment, and net cash from financing activities of $5,372 which included proceeds of $1,715 from a Paycheck Protection Program (“PPP”) Loan, proceeds of $2,812 from the issuance of common stock and warrants in our July 2020 private placement and proceeds of $1,174 from the exercise of certain of these warrants.

On December 31, 2020 and December 31, 2019, our net trade receivables totaled $1,190 and $934, respectively. On December 31, 2020, $1,041 (87%) and $53 (5%) represented the two largest open customer account balances, while $652 (70%) and $183 (20%) represented the two largest open customer account balances on December 31, 2019.

Our available capital resources on December 31, 2020 consisted primarily of $1,646 in cash and cash equivalents, as compared to $2,840 as of December 31, 2019. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any. In light of the COVID-19 crisis, the U.S. Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. On May 4, 2020, we entered into a loan agreement with Citibank, N.A. in the amount of $1,715 through the PPP which we expect will be forgiven in whole or in part. On July 2, 2020, we received net proceeds of $2,812 from a private placement of securities and during the last four months of 2020, received proceeds of $1,174 from warrants exercised. We believe these programs, together with our credit facility with Pinnacle Bank, or Pinnacle, described below, will supplement our current and future available capital resources.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Pinnacle. The Loan Agreement provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. In no event will the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000.

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

During 2020, we advanced $2,500 from the revolving credit facility, which we also paid off during the year. As such, the balance outstanding under the Loan Agreement at December 31, 2020 was $0. As of December 31, 2020, we had availability under the Loan Agreement of $1,070.

Supplier Agreement

Effective June 4, 2019, we executed a Supplier Agreement with Citibank, N.A. Under the terms of the Supplier Agreement, we could from time to time offer to sell to Citibank certain of our accounts receivable relating to invoiced sales made to AT&T. Once AT&T approved the invoice, AT&T would send payment instructions to Citibank. The sale price was equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360. On October 8, 2020, we terminated the Supplier Agreement with Citibank, N.A. During the year ended December 31, 2020, a total of $2,621 of accounts receivables had been sold to Citibank by us, and we incurred fees of approximately $12 during the twelve-month period then ended.

Paycheck Protection Program Loan

On May 4, 2020, we entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715, or the PPP Loan, pursuant to the Paycheck Protection Program, or the PPP, under the CARES Act.

The PPP Loan is evidenced by a promissory note dated May 4, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1% per annum, with the first nine months of interest deferred. Principal and interest are payable monthly commencing nine months after the disbursement date and may be prepaid by us at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. We intend to use a significant majority of the PPP Loan amount for Qualifying Expenses and expect the full amount of the PPP Loan to be forgiven. However, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.

Future Capital Requirements

On February 7, 2021, we entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., pursuant to which we agreed to sell an aggregate of 750,000 shares of our common stock in a firm commitment underwritten public offering at a price per share to the public of $18.00. The public offering closed on February 10, 2021. We received net proceeds of approximately $12.5 million and we plan to use the net proceeds for general corporate purposes.

We believe that the current funds on hand will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We continue to review operations in order to identify additional strategies designed to generate cash flow, improve our financial position, and enable the timely discharge of our obligations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2020	2019
Net Cash Provided By (Used In):
Operating Activities	$(6,548)	$(2,167)
Investing Activities	$(19)	$(338)
Financing Activities	$5,373	$(295)
Net decrease in cash	$(1,194)	$(2,800)

Operating Activities

Net cash used in operating activities for 2020 was $6,548, as compared to $2,167 for the same period in 2019. This increase in net cash used in 2020 was primarily due to a net loss of $10,871, a write-down of $3,400 for excess and obsolete inventory, an increase in income tax benefit of $2,139, coupled with a decrease of $907 in prepaid assets resulting from engines imported from Japan which had been prepaid in 2019.

Investing Activities

Net cash used in investing activities for 2020 totaled $19, as compared to $338 for 2019, a decrease of $319. The net cash used in investing activities in 2020 was attributable to a slight increase in new manufacturing equipment.

Financing Activities

Net cash provided by financing activities totaled $5,373 for 2020, as compared to $295 used in financing activities during 2019, an increase of $5,668. This increase was primarily due to borrowing $1,715 in May 2020 from Citibank, N.A. pursuant to the PPP under the CARES Act., receiving an aggregate net proceeds of $2,812 from a private placement of common stock and warrants and proceeds of $1,174 from the exercise of certain of these warrants during the last four months of 2020.

Backlog

As of December 31, 2020, we had a backlog of $4.2 million. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at December 31, 2020 was comprised of the following elements: 65% in purchases of DC power systems, parts and services by telecommunications customers in the U.S., 21% in purchases from telecommunications customers outside the U.S., 2% by military contractors; and 12% from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Finance Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	69	Chairman of the Board, President, Chief Executive Officer and Secretary
Rajesh Masina	38	Chief Operating Officer
Luis Zavala	51	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	70	Director
Peter Gross	71	Director
Katherine Koster	58	Director

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

Peter Gross has served as a member of our board of directors since December 2018 and serves as a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Since 2012, Mr. Gross has served as the Vice President Mission Critical Systems at Bloom Energy, a fuel cell power systems company located in Sunnyvale, California. Mr. Gross holds a master’s degree in Electrical Engineering from Polytechnic Institute of Bucharest and an MBA from California State University at Dominguez Hills. Mr. Gross is also a member of the Advisory Board of UCLA’s Institute of Environment and Sustainability and a member of Southern Methodist University’s Data Center System Engineering Board of Advisors. In nominating Mr. Gross, our board of directors considered his significant engineering experience in the power systems industry, especially for data center and telecommunications applications. Our board of directors believes that Mr. Gross will provide critical leadership as we expand our DC power systems within the data and military markets.

Katherine Koster has served as a member of our board of directors since December 2019 and serves as a member of our Audit Committee and Nominating and Corporate Governance Committee. Since 2008, Ms. Koster has served as Managing Director – Public Finance at Piper Sandler Companies where she assists municipalities in accessing the capital markets to fund critical infrastructure. Ms. Koster holds a Bachelor of Arts Degree in Theater/Business Administration from Pepperdine University and has completed the “Women in Governance: Preparing for Board Membership” corporate governance program at the UCLA Anderson School of Management. Ms. Koster holds Series 7 and Series 24 licenses issued by the Financial Industry Regulatory Authority, Series 50 and Series 53 licenses issued by the Municipal Securities Rulemaking Board and a Series 63 certificate issued by the North American Securities Administrators Association. Our board of directors believes that Ms. Koster’s investment banking experience with Piper Sander Companies and her high level of financial literacy and expertise and experience in capital raising activities will provide strategic insight to financial decisions for future Company initiatives.

Election of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our board of directors currently consists of four members: Arthur D. Sams, Keith Albrecht, Peter Gross, and Katherine Koster. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

Audit Committee

The members of our Audit Committee are Messrs. Albrecht and Gross and Ms. Koster. Mr. Albrecht is the chair of the Audit Committee. Each member of the Audit Committee satisfies the heightened audit committee independence requirements under the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses the requisite financial sophistication, as defined under the Nasdaq Listing Rules. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements. Under its charter, our Audit Committee is responsible for, among other things:

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

Compensation Committee

The members of our Compensation Committee are Messrs. Gross and Albrecht. Mr. Gross is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the Nasdaq Listing Rules and satisfies Nasdaq’s additional independence standards for compensation committee members. Messrs. Gross and Albrecht are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. Under its charter, our Compensation Committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Gross and Albrecht and Ms. Koster. Mr. Gross is the chair of the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as defined under the Nasdaq Listing Rules. Under its charter, our Nominating and Corporate Governance Committee is responsible for, among other things:

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

Compensation Committee Interlocks and Insider Participation

Since July 2016, all officer compensation and bonuses for executive officers has been determined by our Compensation Committee which is comprised of three independent directors.

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

Item 11. Executive Compensation.

For 2020, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom we refer to collectively as our “executive officers,” with the following objectives:

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

During 2020, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2020, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2020.

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

Role of our Compensation Committee

Our Compensation Committee, with input from our management and one or more independent consultants, establishes, updates and administers our executive compensation program. Our Compensation Committee establishes our compensation philosophy and objectives; oversees the design and administration of our executive compensation program; establishes the elements and mix of total compensation; sets the parameters and specific target metrics of our performance-based incentive compensation plan; and determines the target compensation of our executive officers. Our Compensation Committee has the authority to retain independent counsel, advisors and other experts to assist it in the compensation-setting process and receives adequate funding to engage those service providers.

Role of Management

Our Chief Executive Officer and other executive officers attend Compensation Committee meetings as requested by the Compensation Committee. These individuals are not present during executive sessions of Compensation Committee meetings except at the invitation of the Compensation Committee.

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2020, the target for base salary compensation for our executive officers remained the same as in 2019 and was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of Nasdaq or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2020:

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

Elements of Total Compensation

During 2020, our executive officers’ compensation program included three major elements:

●	Base Salary

●	Non-Equity Incentives

●	Long-term Equity Incentives.

Base Salary

Our Compensation Committee reviews the base salary levels for our executive officers annually and makes such adjustments as it deems appropriate after taking into account the officer’s level and scope of responsibility and experience, company and individual performance, competitive market data, and internal pay equity considerations.

Outlined below is the base salary data of the peer group of companies outlined above. For 2020, the Compensation Committee kept the same base salary structure as in 2019. In determining base salary, the Compensation Committee tabulated the average base salary for the executive officers in the peer group of companies.

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

Executive	Min	Max	Average	2018	2018 to Avg.
CEO (in $,000)	386	600	400	275	69%
CFO/COO (in$,000)	220	391	300	175	58%

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

For 2020, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by us of the five financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar Power achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of 2020 the total revenues were $36 million and none of the additional elements qualified, then the executive officer would not be eligible for a performance award of 25% of base salary as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2020 Actual
Revenue ($ million)	$30	$36	$42	$9.0
Gross Margin (% of revenue)	31%	32%	33%	(58.6)%
EBITDA (% of revenue)	5%	7%	9%	(132.5)%
Customer Concentration (% of total sales)	55%	45%	35%	52%
International Sales (% of total sales)	15%	20%	25%	1%

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

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers”:

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

●	Rajesh Masina, our Chief Operating Officer; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Bonus ($)	Total ($)
Arthur D. Sams, President,	2020	275,000	—	—	275,000
Chief Executive Officer and Secretary	2019	275,000	—	28,188	303,188

Rajesh Masina,	2020	175,000	—	—	175,000
Chief Operating Officer	2019	175,000	—	17,938	192,938

Luis Zavala,	2020	175,000	—	—	175,000
Chief Financial Officer	2019	175,000	—	17,938	192,938

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

Award Limits. In any calendar year, no participant may be granted awards that relate to more than 350,877 shares of our common stock. For these purposes, an Option and its corresponding SAR will be counted as a single award. For any Cash Awards that are intended to constitute annual incentive awards, the maximum amount payable to any one participant with respect to any 12-month period is $5,000. Award limits that are expressed as a number of shares are subject to the adjustment provisions of the 2016 Plan as described below.

A non-employee director may not be granted awards during any single calendar year that, taken together with any cash fees paid to such non-employee director during such calendar year in respect of the non-employee director’s service as a member of the board during such year, exceeds $500 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial accounting purposes). Notwithstanding the foregoing, the board may make exceptions to the foregoing limit (up to twice such limit) for a non-executive chair of the board or, in extraordinary circumstances, for other individual non-employee directors, as the board may determine, provided that the non-employee director, receiving such awards may not participate in the decision to make such awards.

Written Agreements. All awards granted under the 2016 Plan will be governed by separate written agreements between the participants and us. The written agreements will specify the terms of the particular awards.

Transferability. Generally, an award is non-transferable except by will or the laws of descent and distribution, and during the lifetime of the participant to whom the award is granted, the award may only be exercised by, or payable to, the participant. However, the Compensation Committee may provide that awards, other than ISOs or a Corresponding SAR (as defined in the 2016 Plan) that is related to an ISO, may be transferred by a participant to immediate family members or trust or other entities on behalf of the Participant and/or family members for charitable donations. Any such transfer will be permitted only if (i) the participant does not receive any consideration for the transfer and (ii) the Compensation Committee expressly approves the transfer. The holder of the transferred award will be bound by the same terms and conditions that governed the award during the period that it was held by the participant, except that such transferee may only transfer the award by will or the laws of descent and distribution.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2020. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies. During 2020, each of Messrs. Albrecht and Gross and Ms. Koster received total compensation in the amount of $30,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2021 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 31, 2021. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after March 31, 2021 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 12,788,203 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	5,626,676	43.8%
Rajesh Masina (3)	Common	135,264	1.1%
Luis Zavala (4)	Common	77,369	*
Keith Albrecht (5)	Common	33,334	*
Peter Gross (6)	Common	10,000	*
Katherine Koster	Common	—	*
All directors and executive officers as a group (6 persons)(7)	Common	5,882,643	45.5%

*	Less than 1%.

(1)	Messrs. Sams Albrecht and Gross, and Ms. Koster are directors of Polar. Messrs. Sams, Masina and Zavala are named executive officers of Polar.

(2)	Includes 50,000 shares of common stock issuable upon exercise of options.

(3)	Includes 30,000 shares of common stock issuable upon exercise of options. Mr. Masina owns 40% of the share capital of Smartgen Solutions, Inc. Mr. Masina disclaims beneficial ownership over the shares of common stock of Polar held by Smartgen Solutions, Inc. Jayamadhuri Penumarthi, the President and Secretary of Smartgen Solutions, Inc., has voting and investment power over such shares of common stock. The address of Smartgen Solutions, Inc. is: 10324 Chestnut Ridge Rd., Austin, TX. 78726.

(4)	Includes 30,000 shares of common stock issuable upon exercise of options.

(5)	Includes 10,000 shares of common stock issuable upon exercise of options.

(6)	Amount represents 10,000 shares of common stock issuable upon exercise of options.

(7)	Includes 130,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	140,000	$5.22	1,624,385

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

During 2020 and 2019, Smartgen performed $129 and $289 in field services, respectively, the cost of which is included in cost of goods sold.

Employment Agreements

We have entered into amended employment agreement with each of Arthur D. Sams, our President, Chief Executive Officer and Secretary; Rajesh Masina, our Chief Operating Officer; and Luis Zavala, our Chief Financial Officer; providing for, without limitation, certain payments upon termination and change in control. See “Executive Compensation–Employment Agreements” in this Annual Report on Form 10-K for a further discussion of these agreements.

Indemnification of Officers and Directors

Our certificate of incorporation and our bylaws provide that we will indemnify our directors and officers with respect to certain liabilities, expenses and other accounts imposed upon them because of having been a director or officer, except in the case of willful misconduct or a knowing violation of criminal law. In addition, we have entered into indemnification agreements with each of our directors and executive officers.

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

Item 14. Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2020 and 2019.

	2020	2019
Audit Fees	$236	$171
Audit-Related Fees	12	4
Tax Fees	50	40
Total	$298	$215

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2021

POLAR POWER, INC.
BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,646	$2,840
Accounts receivable	1,190	934
Inventories	9,094	13,912
Prepaid expenses	358	1,265
Income taxes receivable	2,357	231
Total current assets	14,645	19,182

Other assets:
Operating lease right-of-use assets, net	1,563	2,187
Property and equipment, net	1,497	2,100
Deposits	94	94

Total assets	$17,799	$23,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$311	$575
Customer deposits	703	197
Accrued liabilities and other current liabilities	1,142	1,031
Current portion of operating lease liabilities	670	618
Current portion of notes payable	267	328
Current portion of loan payable	1,429
Total current liabilities	4,522	2,749

Notes payable, net of current portion	510	778
Operating lease liabilities, net of current portion	990	1,660
Loan payable, net of current portion	286	—

Total liabilities	6,308	5,187

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 11,768,158 shares issued and 11,750,681 shares outstanding on December 31, 2020 and 10,143,158 shares issued and 10,125,681 shares outstanding on December 31, 2019	1	1
Additional paid-in capital	23,643	19,657
Accumulated deficit	(12,113)	(1,242)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	11,491	18,376

Total liabilities and stockholders’ equity	$17,799	$23,563

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Net sales	$9,031	$24,801
Cost of Sales (includes inventory write-downs of $3,400 and $270, respectively)	14,654	19,882
Gross profit (loss)	(5,623)	4,919

Operating Expenses
Sales and marketing	1,556	2,621
Research and development	1,723	2,276
General and administrative	4,062	4,004
Total operating expenses	7,341	8,901

Loss from operations	(12,964)	(3,982)

Other income (expenses)
Interest expense and finance costs	(60)	(103)
Other income	14	40
Total other income (expenses)	(46)	(63)

Loss before income taxes	(13,010)	(4,045)

Benefit from income taxes	(2,139)	—

Net Loss	$(10,871)	$(4,045)

Net loss per share, basic and diluted	$(1.01)	$(0.40)
Weighted average shares outstanding, basic and diluted	10,816,938	10,125,681

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock,		Additional paid-in	Retained Earnings (Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2018	10,143,158	$1	$19,578	$2,803	$—	$22,382
Fair value of vested stock options	—	—	79	—	—	79
Treasury Stock	—	—	—	—	(40)	(40)
Net loss	—	—	—	(4,045)		(4,045)
Balances, December 31, 2019	10,143,158	1	19,657	(1,242)	(40)	18,376
Common stock and warrants issued for cash	1,250,000	—	2,812	—	—	2,812
Common stock issued upon exercise of warrants	375,000	—	1,174	—	—	1,174
Net loss	—	—	—	(10,871)	—	(10,871)
Balances, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(10,871)	$(4,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	—	79
Depreciation and amortization	622	628
Amortization of operating lease right-of-use assets	624	661
Inventory write-down	3,400	270
Changes in operating assets and liabilities
Accounts receivable	(256)	6,793
Inventories	1,418	(5,710)
Prepaid expenses	907	(910)
Income taxes receivable	(2,126)	484
Accounts payable	(264)	(492)
Customer deposits	506	118
Accrued expenses and other current liabilities	110	527
Decrease in lease liabilities	(618)	(570)
Net cash used in operating activities	(6,548)	(2,167)

Cash flows from investing activities:
Acquisition of property and equipment	(19)	(338)
Net cash used in investing activities	(19)	(338)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	2,812	—
Proceeds from exercise of warrants	1,174	—
Proceeds from loan payable	1,715	—
Repayment of notes payable	(328)	(255)
Proceeds from advances from credit facility	2,500	—
Repayment of advances from credit facility	(2,500)	—
Purchase of treasury stock	—	(40)
Net cash provided by (used in) financing activities	5,373	(295)

Decrease in cash and cash equivalents	(1,194)	(2,800)
Cash and cash equivalents, beginning of period	2,840	5,640
Cash and cash equivalents, end of period	$1,646	$2,840

Supplemental Cash Flow Information:
Interest paid	$52	$52
Taxes Paid	$—	$—
Supplemental non-cash investing and financing activities:
Property and equipment acquired under notes payable	$—	$153
Recording of lease right-of-use assets and lease liabilities	$—	$2,847
Reclassification of prepaid expenses to property and equipment	$—	$114

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Liquidity

The Company’s financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2020, the Company incurred a net loss of $10,871 and used cash in operating activities of $6,547. At December 31, 2020, the Company had cash on hand of $1,646 and working capital of $10,123. Subsequent to December 31, 2020, the Company sold an aggregate of 750,000 shares of its common stock for net proceeds of approximately $12,500 in an offering completed in January 2021. In addition, in January 2021, the Company issued an aggregate of 225,878 shares of common stock upon the exercise of warrants and received cash proceeds of $707. Notwithstanding the net loss for 2020, management believes that its current cash balance, plus net proceeds from issuance of common stock and exercise of warrants in January 2021, is sufficient to fund operations for at least one year from the date the Company’s 2020 financial statements are issued.

The Company expects to continue to incur net losses and negative operating cash flows in the near-term. The Company may seek to raise additional debt and/or equity capital to fund future operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case or equity financing. Management continues to review operations in order to identify additional strategies designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

COVID-19

The Company is subject to risks and uncertainties of the COVID-19 pandemic that could adversely impact its business, including its sales, raw materials supply chain, liquidity and access to capital markets and business development activities. The Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines. During 2020, sales to the Company’s U.S. telecommunications customers, which represented 95% of the Company’s net sales for 2020, decreased 63% from 2019 as its customers postponed shipments and orders to prioritize expansion of 5G and cell site edge computing networks and as a result of the effects of COVID-19 pandemic on the business of the Company’s customers. As a result of the Company’s declining revenues during the COVID-19 pandemic, management implemented cost reduction programs to reduce overhead and lower operating expenses, while still keeping the business operational and ready to expand when needed. During 2020, the Company’s supply chain was not placed in jeopardy due to the COVID-19 outbreak.

The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates and if deemed appropriate, those estimates are adjusted. Significant estimates include those related to assumptions used in determining reserves for uncollectible receivables, assumptions used in valuing inventories at net realizable value, impairment analysis of long term assets, estimates of useful lives of property and equipment, assumptions used in valuing stock-based compensation, the valuation allowance for deferred tax assets, accruals for product warranties, accruals for potential liabilities, and assumptions used in the determination of the Company’s liquidity. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. Under ASC 606, revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer.

Substantially all of the Company’s revenue is derived from product sales. Product revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to its customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products or services to a customer. The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when the Company places the product with the customer’s carrier or deliver the product to a customer’s location. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured.

The Company also recognizes revenues from engineering services, technical support, and sale of accessories that support the Company’s DC power systems. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. The Company’s revenue from engineering services, technical support services, and product accessories are clearly defined in each transaction with its customers and have not been significant to date.

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2020 and 2019. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Years Ended December 31,
	2020	2019
DC power systems	$8,659	$24,177
Engineering & Tech Support Services	226	281
Accessories	146	343
Total net sales	$9,031	$24,801

The following table shows the Company’s disaggregated net sales by customer type:

	Years Ended December 31,
	2020	2019
Telecom	$8,640	$23,753
Government/Military	120	589
Marine	5	83
Other (backup DC power to various industries)	266	376
Total net sales	$9,031	$24,801

For the years ended December 31, 2020 and 2019, international sales totaled $1,522 and $230, respectively. For the year ended December 31, 2020, over 88% of our international sales were made to one customer in Japan. There were no sales made to this customer during 2019.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of December 31, 2020 and 2019, the Company had accrued a liability for warranty reserve of $600 and $375, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

	Years End December 31,
	2020	2019
Changes in estimates for warranties
Balance at beginning of the period	$375	$175
Payments	(634)	(530)
Provision for warranties	859	730

Balance at end of the period	$600	$375

Shipping Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are reported as revenue. Costs incurred by the Company for shipping and handling are considered fulfillment costs and reported as cost of sales.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. The carrying amounts reported in the Balance Sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2020 and 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up. At December 31, 2020, as a result of the deterioration of the forecasted marketability of certain of the Company’s inventory, management determined that the inventory’s revenue-generating ability was diminished, and the net realizable value of this inventory had fallen below its historical carrying cost. Accordingly, for the year ended December 31, 2020, the Company recorded a write down of inventory of $3,400, which is included in cost of goods sold. At December 31, 2020, the balance of inventory reflects its new cost basis after the write down. For the year ended December 31, 2019, the Company recorded a write down of inventory of $270, which is included in cost of goods sold. At December 31, 2020 and 2019, inventory has been reduced by cumulative write-downs totaling $4,000 and $600, respectively.

As of December 31, 2020 and 2019, inventories consisted of the following:

	Years Ended December 31,
	2020	2019
Raw materials	$5,527	$8,051
Finished goods	3,567	5,861
Inventories	$9,094	$13,912

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals or replacements that substantially extend the useful life of an asset are capitalized. Repairs and maintenance expenditures are expensed as incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful life. Estimated useful lives of the principal classes of assets are as follows:

Estimated life
Production tooling, jigs, fixtures	3-5 years
Shop equipment and machinery	5 years
Vehicles	3-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Office equipment	5 years
Software	5 years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2020 or December 31, 2019.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments The Company adopted ASC 842 on January 1, 2019. There was no cumulative-effect adjustment to accumulated deficit.

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to employees, directors, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and other expenses relating to the design, development, and testing of the Company’s products. For the years ended December 31, 2020 and 2019, research and development expenditures totaled $1,723 and $2,276, respectively.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Dilutive potential common shares include shares from unexercised warrants and options. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company’s basic and diluted net loss per share is the same for all periods presented because all shares issuable upon exercise of warrants and options are anti-dilutive.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	December 31,
	2020	2019
Options	140,000	140,000
Warrants	370,000	120,000
Total	510,000	260,000

Financial Assets and Liabilities Measured at Fair Value

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it transacts, and considers assumptions that market participants would use when pricing the asset or liability. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short-term nature of these instruments. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

Concentrations

Cash. The Company maintains cash balances at four banks, with the majority held at one bank located in the U.S. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists.

Cash denominated in Australian Dollar with a U.S. Dollar equivalent of $10 and $16 at December 31, 2020 and 2019, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $28 and $4 at December 31, 2020 and 2019, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the years ended December 31, 2020, 52%, 15%, and 14% of revenue were generated from the company’s three largest customers, which were customers from the telecommunications industry. In 2019, 68%, 17%, and 6% of revenue were generated from the Company’s three largest customers, all are customers from the telecommunications industry. In 2020 and 2019, sales to telecommunications customers accounted for 96% and 96% of total revenue, respectively. In 2020 and 2019, sales to international customers accounted for 17% and 1%, of total revenue, respectively.

Accounts receivable. At December 31, 2020, 87% of the Company’s accounts receivable was from one of the Company’s major customer. At December 31, 2019, 70% and 20% represented the two largest accounts receivable balances from the Company’s customers. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of the years ended December 31, 2020 and 2019.

Accounts payable. On December 31, 2020, the three largest accounts payable accounts to the Company’s vendors represented 10%, 9%, and 8%, respectively. On December 31, 2019, the three largest accounts payable accounts to the Company’s largest vendors represented 11%, 10%, and 10%, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 will be effective for the Company beginning January 1, 2023, with early adoption permitted. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Shop equipment and machinery	$3,286	$3,264
Production tooling, jigs, fixtures	71	71
Vehicles	180	188
Leasehold improvements	390	390
Office equipment	177	172
Software	103	103
Total property and equipment, cost	4,207	4,188
Less: accumulated depreciation and amortization	(2,710)	(2,088)
Property and equipment, net	$1,497	$2,100

Depreciation and amortization expense on property and equipment for the years ended December 31, 2020 and 2019 was $622 and $628 respectively. During the years ended December 31, 2020 and 2019, $595 and $586, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2020	December 31, 2019
Total Notes Payable	$777	$1,106
Less: Current Portion	267	328

Notes Payable, Noncurrent portion	$510	$778

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of December 31, 2020 is approximately $20 and are due through 2024.

As of December 31, 2019, the balance of notes payable was $1,106. During 2020, the Company paid down the notes payable by $328, and at December 31, 2020, the balance of notes payable was $777.

Annual future principal payments under the outstanding note agreements as of December 31, 2020 are as follows:

Years ending December 31:
2021	267
2022	232
2023	196
2024	82
Total	$777

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During 2020, we advanced $2,500 from the revolving credit facility, which we also paid off during the year. As of December 31, 2020, there was no balance outstanding under the line of credit at December 31, 2020, and the Company had availability under the line of credit in the amount of $1,070. The Loan Agreement’s initial term ends on September 30, 2022, and is renewed thereafter for additional one-year terms. Either party may terminate the Loan Agreement on the last day of the initial term or subsequent renewal term by giving the other party at least sixty days prior written notice. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default.

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

Supplier Agreement

Effective June 4, 2019, the Company executed a Supplier Agreement with Citibank, N.A. (“Citibank”). On October 8, 2020, the Company terminated the Supplier Agreement with Citibank.

Under the terms of the Supplier Agreement, the Company from time to time offered to sell to Citibank certain of the Company’s accounts receivable relating to invoiced sales made to AT&T. Once AT&T approved the invoice, AT&T sent payment instructions to Citibank. During the years ended December 31, 2020 and 2019, total of $2,621 and $13,229 of accounts receivables, respectively, was sold to Citibank by the Company, and the Company incurred fees of approximately $12 and $52, respectively.

The sale price was equal to the face amount of the receivable less the applicable discount charge calculated by multiplying the face amount of the receivable by (i) the annual discount rate (which is equal to the 90-day London Inter-bank Offered Rate plus 1.00%) and (ii) the discount acceptance period (which is equal the number of days in the payment terms less the number of days necessary to approve the invoice) divided by 360.

NOTE 5 – LOAN PAYABLE

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

NOTE 6 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at December 31, 2020, of 2.4 years. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2020	2019
Lease Cost
Operating lease cost (of which $98 is included in general and administration and $601 is included in cost of sales in the Company’s statement of operations as of December 31, 2020, and $102 is included in general and administration and $597 is included in cost of sales in the Company’s statement of operations as of December 31, 2019)	$699	$699

Other Information
Weighted average remaining lease term – operating leases (in years)	2.4	3.4
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2020	At December 31, 2019
Operating leases
Long-term right-of-use assets, net of accumulated amortization of $1,265 and $154, respectively	$1,563	$2,187

Current portion of operating lease liabilities	$670	$618
Noncurrent portion of operating lease liabilities	990	1,660
Total operating lease liabilities	$1,660	$2,278

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Operating Leases
2021	721
2022	747
2023	272
Total lease payments	1,740
Less: Imputed interest/present value discount	(80)
Present value of lease liabilities	$1,660

Rent expense for the twelve months ended December 31, 2020 and 2019 was $903 and $865, respectively (including short-term and other rentals).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock and warrants for cash

On July 2, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the sale in a private placement of 1,250,000 shares of the Company’s common stock, at a purchase price of $2.25 per share. Additionally, each investor received a warrant exercisable into 50% of the shares purchased by an investor (see Note 9). The closing of the private placement took place on July 7, 2020, and aggregate net proceeds from the sale of the shares of common stock and warrants was approximately $2,812.

●	Issuance of common stock upon exercise of warrants

During the year ended December 31, 2020, warrants to purchase an aggregate of 375,000 shares of common stock were exercised, and the Company received net proceeds of $1,174 upon such exercise.

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

Treasury Stock

The Company entered into a 10b-18 Stock Repurchase Agreement on November 6, 2019 authorizing ThinkEquity, a division of Fordham Financial Management, Inc. to repurchase up to $500 of the Company’s common stock. During the year ended December 31, 2019, the Company purchased of 17,477 shares and held them as treasury stock at cost of $40. On January 20, 2020, the Company terminated the Stock Repurchase Agreement.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2018	360,000	$4.84
Granted	—	—
Exercised	—	—
Cancelled	(220,000)	5.26
Outstanding, December 31, 2019	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2020	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2020 and 2019, the Company had total outstanding options of 140,000, which are fully vested, exercise prices ranging from $4.84 to $5.09, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028. On October 1, 2019, the Company’s three executive officers agreed to terminate their rights to 220,000 stock option shares that had not vested as of April 1, 2019.

During the year ended December 31, 2019, the Company recorded stock-based compensation costs of $79 related to the vesting of these options. There was no unamortized cost compensation remaining as of December 31, 2019 As such, no further stock compensation expense was recorded during the year ended December 31, 2020.

There was no intrinsic value of the outstanding options at December 31, 2020.

NOTE 9 – STOCK WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2018	120,000	$8.75
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2019	120,000	$8.75
Issued	625,000	3.13
Exercised	(375,000)	3.13
Outstanding, December 31, 2020	370,000	$4.95
Exercisable, December 31, 2020	370,000	$4.95

On July 7, 2020, the Company issued warrants exercisable into 625,000 shares of the Company’s common stock in conjunction with the sales by the Company in a private placement of 1,250,000 shares of the Company’s common stock (see Note 7). The warrants have an exercise price of $3.13 per share, are exercisable beginning on July 7, 2020 and have a term of five years. During the year ended December 31, 2020, warrants to purchase 375,000 shares of common stock were exercised, and the Company received net proceeds of $1,174 upon such exercise.

There was no intrinsic value of the outstanding and exercisable warrants at December 31, 2020.

NOTE 10 – INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Under the CARES Act, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 (e.g., NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limited NOL absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.

Based on the passage of Cares Act, the Company determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2017, 2018, and 2019. As a result, during the year ended December 31, 2020, an income tax benefit of $2,139 was recorded related to U.S. Federal loss carryforwards that became eligible for carryback. At December 31, 2020, we have recorded an income tax receivable of $1,702 for the benefit of carrying back the NOLs for 2018 to 2019 to the tax year ended September 30, 2016. We are forecasting an NOL for fiscal year 2020 and expect to carry it back to the short tax period ended December 31, 2016. As a result, we have also included the 2020 provisional amounts of $655 in income tax receivable at December 31, 2020.

The benefit from income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	Years Ended December 31,
	2020	2019
Current Federal	(2,139)	-
Current State	-	-
Deferred Federal	-	-
Deferred State	-	-
Benefit from income taxes	(2,139)	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2020	2019
Federal income tax rate	(21)%	(21)
State tax, net of federal benefit	(7)%	(7)%
Carryback net operating loss	—%	21%
Change in valuation allowances	12%	7%
Effective income tax rate	16%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Inventory reserves	$1,379	$396
Accrued liabilities and other reserves	169	208
Operating lease liability	465	635
Net operating loss carryforwards	2,281	734
Gross deferred tax assets	4,294	1,973
Valuation allowance	(3,515)	(1,266)
Total deferred tax assets	779	707
Deferred tax liabilities:
Operating lease right-of-use asset, net	(436)	(610)
Depreciation	(343)	(97)
Total deferred tax liabilities	(779)	(707)
Net deferred tax asset (liability)	$—	$—

At December 31, 2020, the Company had available Federal and state net operating loss carryforwards (“NOL”s) to reduce future taxable income of approximately $7,200,000 and $10,900,000, respectively. The Federal NOL can be carried forward indefinitely, but can only offset 80% of taxable income in future years. The state carryforward expires in 2039 through 2040.

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

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At December 31, 2020 and 2019, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2016.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

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

During the years ended December 31, 2020 and 2019, Smartgen performed $129 and $289 in field services, respectively, the cost of which is included in cost of goods sold.

NOTE 12 – COMMITMENTS AND CONTINGINCIES.

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2020 with respect to such matters. See also Notes 6 and 10.

NOTE 13 – SUBSEQUENT EVENTS.

Issuance of common stock upon exercise of warrants

In January 2021, warrants to purchase 225,878 shares of common stock were exercised, and the Company received net proceeds of $707 upon such exercise. Also, in January 2021, warrants to purchase 120,000 shares of common stock were exercised under a cashless transaction resulting in the issuance of 61,644 shares of the Company’s common stock.

Underwritten Offering of Common Stock

On February 7, 2021, the Company entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., pursuant to which the Company agreed to sell to ThinkEquity an aggregate of 750,000 shares of the Company’s common stock, $0.0001 par value per share (the “Shares”), in a firm commitment underwritten public offering. All of the Shares were sold by the Company to the Underwriter on February 10, 2021, and the Company received at the closing of the offering net proceeds of approximately $12.5 million from the sale of the Shares after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company expects to use the net proceeds from the Offering for general corporate purposes.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37960	4.1	5/14/20

4.2	Form of Common Stock Purchase Warrant	8-K	001-37960	4.1	7/8/2020

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

67

10.9	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/17

10.10	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.11	Supplier Agreement between Polar Power, Inc. and Citibank, N.A. dated effective as of June 4, 2019	8-K	001-37960	10.1	6/6/2019

10.12	Paycheck Protection Program Loan Note by Polar Power, Inc. in favor of Citibank, N.A. dated May 4, 2020	8-K	001-37960	10.1	5/8/2020

10.13	Securities Purchase Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.1	7/8/2020

10.14	Registration Rights Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.2	7/8/2020

10.15	Loan and Security Agreement dated August 31, 2020 between Pinnacle Bank and Polar Power, Inc.	8-K	001-37960	10.1	10/9/2020

10.16	First Modification to Loan and Security Agreement dated October 7, 2020 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	10/9/2020

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/17

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/17

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2021.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	March 31, 2021
Arthur D. Sams	and Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	March 31, 2021
Luis Zavala	(principal financial and accounting officer)

/s/ Keith Albrecht	Director	March 31, 2021
Keith Albrecht

/s/ Peter Gross	Director	March 31, 2021
Peter Gross

/s/ Katherine Koster	Director	March 31, 2021
Katherine Koster

69