Form 10-Q
period 2021-03-31
Polar Power, Inc.
filed 2021-05-17
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 17, 2021 was 12,788,203.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,358	$1,646
Accounts receivable	2,712	1,190
Inventories, net	8,554	9,094
Prepaid expenses	774	358
Income tax receivable	2,357	2,357
Total current assets	25,755	14,645

Other assets:
Operating lease right-of-use assets, net	1,403	1,563
Property and equipment, net	1,346	1,497
Deposits	94	94

Total assets	$28,598	$17,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$425	$311
Customer deposits	370	703
Accrued expenses and other current liabilities	1,132	1,142
Current portion of operating lease liabilities	682	670
Current portion of notes payable	247	267
Current portion of loan payable	1,644	1,429
Total current liabilities	4,500	4,522

Notes payable, net of current portion	451	510
Operating lease liabilities, net of current portion	815	990
Loan payable, net of current portion	71	286

Total liabilities	5,837	6,308

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,805,680 shares issued and 12,788,203 shares outstanding on March 31, 2021 and 11,768,158 shares issued and 11,750,681 shares outstanding on December 31, 2020	1	1
Additional paid-in capital	36,816	23,643
Accumulated deficit	(14,016)	(12,113)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	22,761	11,491

Total liabilities and stockholders’ equity	$28,598	$17,799

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net Sales	$3,290	$2,860
Cost of Sales	3,348	3,020
Gross loss	(58)	(160)

Operating Expenses
Sales and marketing	368	539
Research and development	490	451
General and administrative	982	1,170
Total operating expenses	1,840	2,160

Loss from operations	(1,898)	(2,320)

Other income (expenses)
Interest expense and finance costs	(16)	(21)
Other income (expense), net	11	2
Total other income (expenses), net	(5)	(19)

Loss before income taxes	(1,903)	(2,339)

Income tax benefit
Current	—	1,483
Deferred	—	655
Total income tax benefit	—	2,138

Net loss	$(1,903)	$(201)

Net loss per share – basic and diluted	$(0.15)	$(0.02)
Weighted average shares outstanding, basic and diluted	12,513,625	10,125,681

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended March 31, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common shares issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(1,903)	—	(1,903)
Balance, March 31, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,016)	$(40)	$22,761

Three months Ended March 31, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2019	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Net loss	—	—	—	(201)	—	(201)
Balance, March 31, 2020 (unaudited)	10,143,158	$1	$19,657	$(1,443)	(40)	$18,175

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,903)	$(201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	157
Amortization of operating lease right-of-use asset	160	154
Deferred tax assets	—	(655)
Changes in operating assets and liabilities
Accounts receivable	(1,521)	(4)
Inventories	540	379
Prepaid expenses	(416)	(199)
Deposits	—	1
Income tax receivable	—	(1,484)
Accounts payable	113	(2)
Customer deposits	(333)	91
Accrued expenses and other current liabilities	(10)	43
Decrease in lease liability	(162)	(147)
Net cash used in operating activities	(3,381)	(1,867)

Cash flows from investing activities:
Proceeds from sales of property and equipment, including insurance proceeds	—	8
Net cash provided by investing activities	—	8

Cash flows from financing activities:
Proceeds from sale of common stock for cash	12,466	—
Proceeds from exercise of warrants	707	—
Repayment of notes payable	(80)	(82)
Net cash provided by (used in) financing activities	13,093	(82)

Increase (decrease) in cash and cash equivalents	9,712	(1,941)
Cash and cash equivalents, beginning of period	1,646	2,840
Cash and cash equivalents, end of period	$11,358	$899

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Impact of COVID-19

The Company continues to monitor the evolving COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities and it may need to make changes to its business based on their recommendations. COVID-19 has had, and is likely to continue to have, a material and substantial adverse impact on the Company’s results of operations including, among others, a decrease in the Company’s sales and delays in sourcing of raw materials from suppliers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, the Company will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in its manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect its net revenues and its ability to remain a going concern.

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and potential resurgence of the outbreak, the impact on our customers and our sales cycles, the impact on our customer, employee or industry events, and the effect on our vendors, all of which are uncertain and cannot be predicted. At this point, we are uncertain of the full magnitude that the COVID-19 pandemic may have on our financial condition, liquidity and future results of operations.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2020 and 2019 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from engineering services, technical support, and sale of accessories that support the Company’s direct current, or DC, power systems. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. The Company’s revenue from engineering services, technical support services, and product accessories are clearly defined in each transaction with its customers and have not been significant to date.

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three months ended March 31, 2021 and 2020. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2021 (Unaudited)	2020 (Unaudited)
DC power systems	$3,155	$2,713
Engineering & Tech Support Services	28	76
Accessories	107	71
Total net sales	$3,290	$2,860

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2021 (Unaudited)	2020 (Unaudited)
Telecom	$3,053	$2,717
Government/Military	31	4
Marine	—	1
Other (backup DC power to various industries)	206	138
Total net sales	$3,290	$2,860

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up. As of March 31, 2021 and December 31, 2020, inventory has been reduced by cumulative write-downs totaling $3,899 and $4,000, respectively.

As of March 31, 2021 and December 31, 2020, inventories consisted of the following:

	March 31, 2021 (unaudited)	December 31, 2020

Raw materials	$5,326	$5,527
Finished goods	3,228	3,567
Total Inventories	$8,554	$9,094

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes. As of March 31, 2021 and December 31, 2020, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2021 (unaudited)	December 31, 2020
Balance at beginning of the period	$600	$375
Payments	(408)	(634)
Provision for warranties	408	859
Balance at end of the period	$600	$600

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $14 and $10 at March 31, 2021 and December 31, 2020, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $27 and $28 at March 31, 2021 and December 31, 2020, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended March 31, 2021, 59% (from a Tier-1 telecommunications wireless carrier in the U.S.), 15%, and 11% of revenues were generated from the Company’s three largest customers. For the same period in 2020, 69% and 15% of revenues were generated from the Company’s two largest customers, both being Tier-1 telecommunications wireless carriers in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended March 31, 2021 and March 31, 2020, sales to telecommunications customers accounted for 93% and 95% of total revenues, respectively. For the three months ending March 31, 2021 and March 31, 2020, sales to international customers accounted for 26% and 6%, of total revenue, respectively.

Accounts receivable. At March 31, 2021, 71% and 18% of the Company’s accounts receivable were from the Company’s two largest customers. At December 31, 2020, 87% of the Company’s accounts receivable was from the Company’s largest customer. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2021 or December 31, 2020.

Accounts payable. At March 31, 2021, accounts payable to the Company’s three largest vendors represented 19%, 15% and 15%, respectively, of the Company’s accounts payable. At December 31, 2020, the three largest accounts payable accounts to the Company’s vendors represented 10%, 9%, and 8%, respectively, of the Company’s accounts payable.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2021 (Unaudited)	March 31, 2020 (Unaudited)
Options	140,000	140,000
Warrants	24,122	120,000
Total	164,122	260,000

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and the related disclosures.

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2021 (Unaudited)	December 31, 2020
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,286	3,286
Vehicles	180	180
Leasehold improvements	390	390
Office equipment	177	177
Software	103	103
Total property and equipment, cost	4,207	4,207
Less: accumulated depreciation and amortization	(2,861)	(2,710)
Property and equipment, net	$1,346	$1,497

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2021 and 2020 was $151 and $157, respectively. During the three months ended March 31, 2021 and 2020, $144 and $153, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2021	December 31,
	(Unaudited)	2020
Total Equipment Notes Payable	$698	$777
Less Current Portion	247	267
Notes Payable, long term	$451	$510

The Company has entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of March 31, 2021 is approximately $28 and are due through 2024.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During the three months ended March 31, 2021, the Company did not take any advances from the revolving credit facility and had no balance outstanding under the line of credit at March 31, 2021. At March 31, 2021, the Company had availability under the line of credit in the amount of $2,536. The Loan Agreement’s initial term ends on September 30, 2022, and is renewed thereafter for additional one-year terms. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined.

The Loan Agreement provides for a revolving credit facility under which Pinnacle may make advances to the Company, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain inventory of the Company or (ii) $2,500. In no event shall the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000. Interest accrues on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 5- LOAN PAYABLE

On May 4, 2020, the Company entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715 (the “PPP Loan”), pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.

The PPP Loan is evidenced by a promissory note dated May 4, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1% per annum. The Company has until July 30, 2021 to apply for forgiveness of the loan, and all payments are deferred until then. Interest accrues during the time between the disbursement of the loan and SBA remittance of the forgiveness amount. The Company is responsible for paying the accrued interest on any amount of the loan that is not forgiven. Principal and interest are payable monthly commencing on loan amounts not forgiven and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company applied ASC 470, Debt, to account for the PPP Loan.

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

Issuance of common stock upon exercise of warrants

During the three months ended March 31, 2021, warrants to purchase an aggregate of 225,878 shares of common stock were exercised, and the Company received net proceeds of $707 upon such exercise. In addition, warrants exercisable into 120,000 shares of common stock were converted under a cashless exercise option into 61,644 shares of the Company’s common stock.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2020	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2021 (unaudited)	140,000	$5.22
Exercisable, March 31, 2021 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

At March 31, 2021 and 2020, the Company had total outstanding options of 140,000, which are fully vested, exercise prices ranging from $4.84 to $5.09, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

The intrinsic value of the outstanding options at March 31, 2021 was $1.2 million.

NOTE 8 – STOCK WARRANTS

At March 31, 2021, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2020	370,000	$8.75
Issued	—	3.13
Exercised	(345,878)	(4.07)
Outstanding, March 31, 2021 (unaudited)	24,122	$3.13
Exercisable, March 31, 2021 (unaudited)	24,122	$3.13

At December 31, 2020, the Company had outstanding warrants exercisable into 250,000 shares of the Company’s common stock. The warrants had been issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share, and expire in July 2025. During the three months ended March 31, 2021, warrants to purchase 225,878 shares of common stock were exercised, and the Company received net proceeds of $707 upon such exercise.

In connection with an offering in December 2016, the Company issued warrants to the underwriters to purchase up to 120,000 shares of its common stock with an exercise price of $8.75 per share, which warrants expire December 2021. During the three months ended March 31, 2021, the warrants exercisable into 120,000 shares of common stock were converted under a cashless exercise option into 61,644 shares of the Company’s common stock.

The intrinsic value of the outstanding and exercisable warrants at March 31, 2021 was $260.

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

During the three months ended March 31, 2021 and 2020, Smartgen performed $29 and $31 in field services, respectively.

NOTE 10 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at March 31, 2021, of 2.2 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Lease Cost
Operating lease cost (of which $25 is included in general and administration and $150 is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2021, and $25 and $150 for the same period in 2020, respectively)	$175	$175

Other Information
Weighted average remaining lease term – operating leases (in years)	2.2	3.2
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2021	At December 31, 2020
Operating leases
Long-term right-of-use assets, net of amortization of $160 and $1,265 respectively	$1,403	$1,563

Short-term operating lease liabilities	$682	$670
Long-term operating lease liabilities	815	990
Total operating lease liabilities	$1,497	$1,660

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2021 (remaining 9 months)	535
2022	747
2023	280
Total lease payments	1,562
Less: Imputed interest/present value discount	(65)
Present value of lease liabilities	$1,497

Rent expense for the three months ended March 31, 2021 and 2020 was $226 and $226, respectively.

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

During the three months ended March 31, 2021 and 2020, 93% and 95%, respectively, of our total net sales were within the telecommunications market. In the first quarter of 2021, 74% of our total net sales were derived from our two largest telecommunications customers. In the first quarter of 2020, 84% of our total net sales were derived from our two largest customers.

Overseas sales to telecommunications customers are showing growth after long marketing investments, representing 26% of our total net sales for the three months ended March 31, 2021, as compared to 6% for the same period in 2020.

Our DC power systems for advanced mobility applications are spread across our military and commercial markets. During the first quarter of 2021, 21 % of the backlog represents products being used in advanced mobility applications like military vehicles and commercial vehicles.

Military sales are growing and adding to our customer diversification. Backlog orders from military customers represented 19% of our backlog of $5,563 for the period ended March 31, 2021. The military’s increasing use of robotics, drones, and computerization in the field is driving the demand for battery charging with DC generators. Military sales are advantageous because of their long-term contracts and they are covering the cost of product development.

Marine sales interest have increased significantly both domestically and overseas due to the increased performance in comfort and fuel economy. Also, there are increasing restrictions on the use of diesel and gasoline engines in many lakes and waterways. Recruiting technical sales staff familiar with marine and hybrid power systems is our only obstacle to sales.

Using natural gas and propane for home and office charging for electric vehicle and forklifts is still a market under development. Same is true for diesel mobile charges for emergency roadside assistance.

Impact of COVID-19

We continue to monitor the rapidly evolving COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities and may need to make changes to our business based on their recommendations. COVID-19, has had and is likely to continue to have, a material and substantial adverse impact on our results of operations including, among others, a decrease in our sales, and delays in sourcing of raw materials from suppliers. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect our net revenues and our ability to remain a going concern.

The impacts of COVID-19 on our business, sources of revenues and the general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. As a result of our declining revenues during the COVID-19 pandemic, our management team implemented a cost reduction program to reduce overhead. We lowered operation expenses, while still keeping the business operational and ready to expand when needed. We will continue to actively monitor the situation and may take further actions that may alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to negatively impact our financial results during fiscal year 2021 and perhaps beyond.

During December 2020, a limited supply of the COVID-19 vaccine was released to the general public. Since then, over 5.1 million people in the U.S. have been vaccinated and showing positive results aimed to control the pandemic. We remain hopeful that this is the beginning of taking control over the COVID-19 pandemic and seeing economic conditions gradually improve in 2021. Control over COVID-19 will improve our ability to travel for purpose of training our sales staff and customers, commissioning of generators, and promoting the rollout of our new products to enhance our efforts for customer diversification. We expect to see significant improvements to labor and manufacturing efficiencies and a reduction in delays in the supply chain. In addition, we believe our investments during the last two years in our facilities, our state-of-the-art manufacturing equipment, and training of our staff place us in good position to achieve significant improvements in our financial position as opportunities arise and the negative impact of COVID-19 is reduced.

Recent Business Events

During the first three months of 2021, we experienced an increase in demand of our DC power systems primarily by our Tier-1 telecommunications customers in the U.S. Our net sales increased 15% as compared to our net sales during the same period in 2020, and 26% as compared to the last quarter of 2020. We also experienced a 31% increase in our backlog as of March 31, 2021 to $5,563, as compared to backlog of $4,239 on December 31, 2020. This increase in backlog resulted primarily from an increase in demand of our DC power systems by Tier-1 telecommunications customers to support their 5G infrastructure buildout programs. We also believe this increase in demand is due to the release of the COVID-19 vaccines in December 2020 which, in turn, has resulted in a reduction in many of our customers’ prior precautionary measures thereby having a positive effect on general business activities including our customers’ ability to deploy new systems. We have been receiving several inquiries for our products in vehicle applications during the last quarter. The focus on vehicle electrification, EV charging infrastructure and hybrid vehicles for reduced emissions in all types of vehicles in the government and commercial markets augurs well for our technology. The space and weight restrictions of most vehicle programs does not allow traditional power systems like AC generators to work thereby creating a unique advantage for our DC power solutions.

During the first quarter of 2021, telecommunications companies completed bidding for $80.9 billion worth of airwaves, also referred as spectrum, to build 5G networks. The bidding was offered by the Federal Communications Commission early in 2021. The increase in spectrum offers telecommunications companies access to mid-band spectrum that will be useful as the carriers build out their 5G networks. In addition, during the fourth quarter of 2020, the major telecommunications companies in the U.S. started selling new cell phone models with 5G capabilities. Telecommunications companies are expected to continue building out their 5G infrastructure over the next five to ten years. 5G is the newest wireless network that is replacing the 4G technology by providing a number of improvements in speed, coverage, and reliability. We are an approved supplier of backup power systems to the three largest Tier-1 telecommunications companies in the U.S. Our DC power systems are designed to provide backup power to support the reliability of individual cell sites.

As a result of the COVID-19 pandemic, during 2020 [and into the first quarter of 2021] the telecommunications industry experienced a slowdown in construction activities due to disruptions in the global supply chain of telecommunications related components, operational shutdowns and stay-at-home orders. These disruptions negatively affected our U.S. Tier-1 telecommunications customers which, in turn, resulted in a significant reduction in our new equipment orders and slow-down in shipments of existing orders. In addition, we believe Tier-1 telecommunications customers shifted their focus from the expansion of their backup power programs to the deployment of their 5G infrastructure buildout.

During 2020, we began shipments of our natural gas-powered DC power systems in small quantities. We experienced delays in shipments due to COVID-19 affecting our engineering resources for training our production and service personnel and performing field commissioning.

Our new DC generator line, equipped with our proprietary control systems, are designed for 24/7 prime power applications providing power outputs between 5 kW to 15 kW. Presently we are in the process of introducing a 20 to 30 kW generator based on a larger Toyota engine and the same Bosch engine ECU (engine control unit). These systems offer significantly lower emission greenhouse gases while also lowering maintenance and operational costs. Our solar hybrid power systems, which integrate solar energy storage with natural gas/LPG (propane) powered generators, are ideal for off-grid (i.e., areas where wireless towers are not connected to an electrical grid) and bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power more than eight hours) applications.

The COVID-19 pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. Management’s early focus on training, processes and procedures kept our infection rates to below 1% with no company-wide COVID-19 spread. Due to the slowdown in sales to our Tier-1 telecommunications customers during 2020, our sales mix changed to smaller quantity custom orders. Small custom orders with frequent line changeovers caused less process automation which, in turn, led to higher labor costs and higher setup times. Since 2016, we experienced high double-digit sales growth which resulted in us making strategic investments to increase our production capacity to $50 million annual revenue through an increase in plant space and the addition of automation equipment. The unanticipated drop in sales during 2020 caused a disproportionate distribution of fixed and semi-fixed overhead costs across much lower revenues. During this period of lower sales, we invested in cross training our direct labor force across diverse processes and equipment which will make our workforce more agile and productive in the future. In addition, during 2020, our sales force directed their efforts into additional markets and regions to reduce customer and regional concentration.

For 2021, as control over COVID-19 improves, restrictions diminish, and travel conditions become safer for our employees, we plan to expand our efforts to diversify our customer base by pursuing opportunities in other markets. Initially, we elected to prioritize the diversification of our customer base within the telecommunications market. Our Toyota engine-based generator was initially aimed at addressing the desire of many telecommunications companies to be more environmentally friendly by reducing the use of backup generators that run on diesel fuel and increasing the use of more energy efficient generators that run on cleaner (and lower cost) fuels. Given the slowdown in the telecommunications market during 2020, we elected to allocate our resources in the pursuit of opportunities in non-telecommunications related markets. Non-telecommunications related accounts (except military) generally require greater customer service resources given that the number of generators sold to a particular customer is significantly lower in volume as compared to our large telecommunications customers, but the number of customers of these customers is significantly larger. We anticipate that in 2021, our sales to new customers, combined with a projected increase in sales of new products that we introduced during 2020, will return us to pre-2020 historical sales levels.

In order to effectively manage our liquidity during this period of uncertainty caused by the COVID-19 pandemic, on February 7, 2021, we entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., pursuant to which we agreed to sell an aggregate of 750,000 shares of our common stock in a firm commitment underwritten public offering at a price per share to the public of $18.00. The public offering closed on February 10, 2021. We received net proceeds of approximately $12.5 million and we plan to use the net proceeds for general corporate purposes.

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

Warranty Costs. The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes.

Inventory. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up.

Stock-Based Compensation. The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to employees, directors, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2021 were $3,290, which represents a 15% increase in net sales as compared to $2,860 for the three months ended March 31, 2020. The increase in net sales also represents an increase of 29% from our previous quarter ending December 31, 2020. We believe we will continue to see growth in sales of DC power systems to our Tier-1 telecommunications customers during 2021 and beyond as they continue to develop their 5G infrastructure and use our DC generators as primary backup power. In addition, we believe the release of the COVID-19 vaccines in December 2020 is having a positive effect in improving general business activities including our customers’ ability to deploy new systems due to the release of the COVID-19 vaccines and some reductions to the precautionary measures focused at slowing down the spread of COVID-19.

Our international sales increased to $866 for the three months ended March 31, 2021, as compared to $180 for the same period in 2020. Our sales backlog as of March 31, 2021 was $5,563, with 71% of that amount being attributable to U.S. telecommunications customers, 19% to military customers, and 10% to other customer in other markets.

During the remainder of 2021, we plan to continue to increase our marketing activities as COVID-19 restrictions are lifted in an effort to continue diversifying our customer base within the telecom market while seeking new opportunities in other markets. We see these initiatives as imperative in order to minimize the impact of unexpected sales disruptions. We anticipate that our future sales will improve as the U.S. economy recovers from the impact of the COVID-19 pandemic, our U.S. telecommunications customers return to their backup power programs, and we succeed in diversifying our customer base. However, the full impact of the COVID-19 pandemic on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among other factors beyond our knowledge or control. See “Risk Factors” commencing on page 27 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2021 (unaudited)	2020 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2021	2020
Net sales	$3,290	$2,860	$430	15%	100.0%	100.0%
Cost of sales	3,348	3,020	(328)	(11)%	101.8%	105.6%
Gross loss	(58)	(160)	102	64%	(1.8)%	(5.6)%
Sales and marketing expenses	368	539	171	32%	11.2%	18.8%
Research and development expenses	490	451	(39)	(9)%	14.9%	15.8%
General and Administrative expenses	982	1,170	188	16%	29.8%	40.9%
Total operating expenses	1,840	2,160	320	15%	55.9%	75.5%
Loss from operations	(1,898)	(2,320)	422	18%	(57.7)%	(81.1)%
Interest and finance costs	(16)	(21)	5	24%	(0.5)%	(0.7)%
Other income (expense), net	11	2	9	451%	0.3%	0.1%
Loss before income taxes	(1,903)	(2,339)	436	(19)%	(57.8)%	(81.8)%
Income tax benefit	—	2,138	(2,138)	(100)%	—	(74.8)%
Net loss	$(1,903)	$(201)	$(1,702)	(847)%	(57.8)%	(7.0)%

Net Sales. Net sales increased $430, or 15%, to $3,290 for the three months ended March 31, 2021, as compared to $2,860 for the same period in 2020. The increase in sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers. Sales to our largest two largest telecommunications customers accounted for 59% and 15%, respectively, of our total net sales during the three months ended March 31, 2021, as compared to 69% and 15%, respectively, of total net sales for the same period in 2020.

International net sales increased to $866 for the three months ended March 31, 2021, as compared to $180 for the same period in 2020. The increase in sales was primarily due to sales of our DC power systems to two telecommunications customers located outside the U.S. International sales accounted for 26% of our total net sales for the three months ended March 31, 2021, as compared to 6% for the same period in 2020.

Cost of Sales. Cost of sales during the three months ended March 31, 2021 increased by $328, or 11%, to $3,348, as compared to $3,020 during the same period in 2020. Cost of sales as a percentage of net sales during the three months ended March 31, 2021 decreased to 101.8% as compared to 105.6% in the same period in 2020. The decrease in cost of sales as a percentage of net sales was primarily a result of improvements in labor efficiencies in the manufacturing of our DC power systems diminished with a slight increase in the cost of raw materials. We believe our manufacturing facilities are under-utilized as a result of significant investments in manufacturing equipment and facilities during the previous two years to increase our production capacity. These initiatives have resulted in an increase in cost of sales in the short-term, but we believe that they will eventually result in a reduction in our cost of sales as a percentage of net sales in future quarterly periods as sales increase to normal levels.

Gross Loss. We had a gross loss of $58 for the three months ended March 31, 2021, which is an improvement of $102, or 64%, as compared to gross loss of $160 during the same period in 2020. The decrease in gross loss for the three months ended March 31, 2021, was primarily a result of an increase in shipments of our DC power systems to Tier-1 telecommunications customers and improved labor efficiencies in manufacturing. As mentioned above in Cost of Sales, we believe our manufacturing facilities are under-utilized resulting in under absorption of factory overhead negatively affecting our gross margins in the short-term. Our gross loss as a percentage of net sales was (1.8)% for the quarter ended March 31, 2021, as compared to a gross loss as a percentage of net sales of (5.6)% in the same period in 2020.

Sales and Marketing Expenses. During the three months ended March 31, 2021, sales and marketing expenses decreased by $171, or 32%, to $368, as compared to $539 during the same period in 2020. The decrease was attributable to a decrease in marketing and promotions of our DC power systems in the U.S. and international markets due to travel restrictions and other measures aimed to reducing the spread of COVID-19. As part of our ongoing strategy to expand our customer base, we plan to increase our sales and marketing expenditures as travel restrictions are reduced and tradeshow and similar events return to normal.

Research and Development Expenses. During the three months ended March 31, 2021, research and development expenses increased by $39, or 9%, to $490, as compared to $451 during the same period in 2020. Our research and development efforts during the first quarter of 2021 primarily focused on supporting existing sales activity related to our new natural gas and LPG DC power systems and new software for our new Toyota engine control system.

General and Administrative Expenses. General and administrative expenses decreased by $188, or 16%, to $982 during the three months ended March 31, 2021, as compared to $1,170 during same period in 2020. The decrease in G&A expenses during the three month period ending March 31, 2021, was primarily due to reductions in general and administrative staff. We anticipate our general and administrative costs to decrease as a percentage of net sales for the remainder of 2021.

Interest and Finance Costs. Interest expense for the three months ended March 31, 2021 was $16, as compared to $21 during the same period in 2020. The $5 decrease in interest expense resulted primarily from a decrease in interest expense paid on equipment financing.

Income Tax. We did not have an income tax provision or benefit for the three months ended March 31, 2021, as compared to an income tax benefit of $2,138 for the three months ended March 31, 2020.

Net Loss. As a result of the factors identified above, we reported net loss of $1,903, or $(0.15) per basic and diluted share, for the three months ended March 31, 2021, as compared to net loss of $201, or $(0.02) per basic and diluted share, for the same period in 2020.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2021, we funded our operations primarily from cash on hand. As of March 31, 2021, we had working capital of $21,256, as compared to working capital of $10,123 at December 31, 2020. This $11,133 increase in working capital is primarily attributable to a $11,358 increase in cash and cash equivalents resulting from net cash of $3,381 used in operating activities, and net cash from financing activities of $13,093 which included net proceeds of $12.5 million from closing an underwritten public offering of 750,000 shares of common stock. All shares were sold on February 10, 2021. In addition, we received net proceeds of $707 from the exercise of certain of our common stock warrants issued in our July 2020 private placement.

On March 31, 2021 and December 31, 2020, our net trade receivables totaled $2,712 and $1,190, respectively. On March 31, 2021, $1,935 (71%) and $492 (18%) represented customer account balances of our two largest customers, while $1,041 (87%) and $53 (5%) represented customer account balances of our two largest customers on December 31, 2020.

Our available capital resources on March 31, 2021 consisted primarily of $11,358 in cash and cash equivalents, as compared to $1,646 as of December 31, 2020. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, and future debt or equity financings, if any. In light of the COVID-19 crisis, the U.S. Department of the Treasury enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, to provide emergency assistance and health care response for individuals, families, and businesses affected by the COVID-19 pandemic. On February 7, 2021, we entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., pursuant to which we agreed to sell to ThinkEquity an aggregate of 750,000 shares of our common stock in a firm commitment underwritten public offering. All of the shares were sold by us on February 10, 2021, and we received at the closing of the offering net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. We believe this equity raise, together with our credit facility with Pinnacle Bank, or Pinnacle, described below, will supplement our current and future available capital resources.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Pinnacle Bank, or Pinnacle. The Loan Agreement provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. In no event will the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000.

Interest accrues on the daily balance at a rate of 1.25% above the prime rate, or the Standard Interest Rate, but in no event will the Standard Interest Rate be less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate per annum, or the Inventory Interest Rate, but in no event will the Inventory Interest Rate be less than 4.75% per annum. The Loan Agreement also contains a financial covenant requiring us to attain an effective tangible net worth, defined as our total assets, excluding all intangible assets, less our total liabilities plus loans to us from our officers, stockholders or employees that have been subordinated to our obligations to Pinnacle, greater than $6,000 as determined by Pinnacle as of the end of each fiscal quarter.

We did not have an outstanding balance under the Loan Agreement at March 31, 2021 and December 31, 2020. As of March 31, 2021, we had availability under the Loan Agreement of $2,536 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Paycheck Protection Program Loan

On May 4, 2020, we entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715, or the PPP Loan, pursuant to the Paycheck Protection Program, or the PPP, under the CARES Act.

The PPP Loan is evidenced by a promissory note dated May 4, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1% per annum. We have until July 30, 2021 to apply for forgiveness of the loan, and all payments are deferred until then. Interest accrues during the time between the disbursement of the PPP Loan and SBA remittance of the forgiveness amount. We are responsible for paying the accrued interest on any amount of the loan that is not forgiven. Principal and interest are payable monthly commencing on loan amounts not forgiven and may be prepaid by us at any time prior to maturity with no prepayment penalties. We applied ASC 470, Debt, to account for the PPP Loan.

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

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(3,381)	$(1,867)
Investing Activities	—	8
Financing Activities	13,093	(82)
Net decrease in cash	$9,712	$(1,941)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $3,381, as compared to net cash used in operating activities of $1,867 for the same period in 2020. This increase in net cash used in 2021 was primarily due to a net loss of $1,903, an increase in accounts receivable of $1,522, an increase in prepaid expenses of $416, a decrease of inventories of $540, and a decrease in customer deposits of $333.

Investing Activities

We did not have any investing activities for the three months ended March 31, 2021, as compared to proceeds of $8 during the same period in 2020. This decrease was primarily due to not making property and equipment acquisitions during the first quarter of 2021.

Financing Activities

Net cash provided by financing activities totalled $13,093 for the three months ended March 31, 2021, as compared to $82 used in financing activities during the same period in 2020. This increase was primarily due to selling 750,000 shares of our common stock in a firm commitment underwritten public offering on February 10, 2021. We received net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants issued in our July 2020 private placement.

Backlog

As of March 31, 2020, we had a backlog of $5,563. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2020 was comprised of the following elements: 71% in purchases of DC power systems by telecommunications customers, 19% in purchases by military contractors, and 10% from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and will likely continue to have, a significant negative impact on our business, sales, results of operations and financial condition.

The COVID-19 pandemic has had a widespread and detrimental effect on the global economy, particularly in the United States, and actions over the past twelve months by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns. The COVID-19 pandemic and ensuing governmental responses have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and potential resurgence of the COVID-19 pandemic, repeat or cyclical outbreaks and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic has had and is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing of raw materials from suppliers. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued economic downturn caused by COVID-19, we will likely experience a reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing productivity, higher than normal inventory levels, delay in receipt of raw materials, a reduction in the availability of qualified labor and increased price competition, all of which could substantially adversely affect our results of operations including our earnings and cash flows.

In response to uncertainties associated with the COVID-19 pandemic, we have made certain modifications to our business, including modifications to employee work locations, cancellation of certain marketing events and the implementation of a cost reduction program to reduce overhead. During portions of 2021 we also implemented limited remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

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

The ultimate duration and impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, the duration of the COVID-19 pandemic, including repeat or cyclical outbreaks, additional “waves” or the spread of “variant” viruses and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. Furthermore, the extent to which our mitigation efforts are successful, if at all, is not presently ascertainable. However, we expect that our results of operations, including revenues, in future periods will continue to be adversely impacted by the COVID-19 pandemic and its negative effects on global economic conditions and that, as a result of such effects, we may continue to be adversely affected even after the COVID-19 pandemic has materially subsided.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the quarter ended March 31, 2021, we incurred net loss of approximately $1.9 million. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $10.8 million and $4.0 million, respectively. For the year ended December 31, 2020, we incurred a gross loss of approximately $5.6 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company and Toyota Corporation. Engines from Yanmar and Toyota represented approximately 74% and 4% of our total engines sold as a component of our DC power systems during the three months ended March 31, 2021, respectively, and represented approximately 78% and 0% of our total engines sold as components of our DC power systems during the same period in 2020, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended March 31, 2021, and 2020, our sales to international customers accounted for 26% and 6%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

The State of California enacted the California Consumer Privacy Act of 2018, or the CCPA, effective on January 1, 2020. Our and our business partners’ or contractors’ failure to fully comply with the CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of March 31, 2021, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: May 17, 2021	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

