Form 10-Q
period 2021-06-30
Polar Power, Inc.
filed 2021-08-16
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 16, 2021 was 12,788,203.

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

Such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our intent, belief, or current expectations, primarily based on our current assumptions, expectations and projections about future events and trends that may affect our business, financial conditions, operating results, cash flows or prospects, as well as related industry developments. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A, entitled “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements for any reason, or to conform these statements to actual results or to changes in our expectations.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,538	$1,646
Accounts receivable	4,880	1,190
Inventories, net	8,217	9,094
Prepaid expenses	3,238	358
Income tax receivable	787	2,357
Total current assets	25,660	14,645

Other assets:
Operating lease right-of-use assets, net	1,242	1,563
Property and equipment, net	1,210	1,497
Deposits	94	94
Total assets	$28,206	$17,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$372	$311
Customer deposits	968	703
Accrued expenses and other current liabilities	1,299	1,142
Current portion of operating lease liabilities	695	670
Current portion of notes payable	237	267
Current portion of PPP loan payable	1,715	1,429
Total current liabilities	5,286	4,522

Notes payable, net of current portion	390	510
Operating lease liabilities, net of current portion	635	990
PPP loan payable, net of current portion	—	286

Total liabilities	6,311	6,308

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,805,680 shares issued and 12,788,203 shares outstanding on June 30, 2021 and 11,768,158 shares issued and 11,750,681 shares outstanding on December 31, 2020	1	1
Additional paid-in capital	36,816	23,643
Accumulated deficit	(14,882)	(12,113)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	21,895	11,491

Total liabilities and stockholders’ equity	$28,206	$17,799

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$4,847	$1,126	$8,137	$3,987
Cost of Sales	3,880	1,837	7,228	4,858
Gross profit (loss)	967	(711)	909	(871)

Operating Expenses
Sales and marketing	379	312	747	851
Research and development	463	368	952	820
General and administrative	990	904	1,973	2,074
Total operating expenses	1,832	1,584	3,672	3,745

Loss from operations	(865)	(2,295)	(2,763)	(4,616)

Other income (expenses)
Interest expense and finance costs	(15)	(14)	(31)	(35)
Other income (expense), net	14	11	25	13
Total other income (expenses), net	(1)	(3)	(6)	(22)

Loss before income taxes	(866)	(2,298)	(2,769)	(4,638)

Income tax benefit	—	—	—
Current	—	—	—	(1,484)
Deferred	—	—	—	(655)
Total income tax benefit	—	—	—	(2,139)

Net loss	$(866)	$(2,298)	$(2,769)	$(2,499)

Net loss per share – basic and diluted	$(0.07)	$(0.23)	$(0.22)	$(0.25)
Weighted average shares outstanding, basic and diluted	12,788,203	10,125,681	12,651,672	10,125,681

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months ended June 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,016)	$(40)	$22,761
Net loss	—	—	—	(866)	—	(866)
Balance, June 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,882)	(40)	$21,895

Six months ended June 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2020 (unaudited)	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common stock issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(2,769)	—	(2,769)
Balance, June 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,882)	$(40)	$21,895

Three months ended June 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2020	10,143,158	$1	$19,657	$(1,443)	$(40)	$18,175
Net loss	—	—	—	(2,298)	—	(2,298)
Balance, June 30, 2020 (unaudited)	10,143,158	$1	$19,657	$(3,741)	$(40)	$15,877

Six months ended June 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2019	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Net loss	—	—	—	(2,499)	—	(2,499)
Balance, June 30, 2020 (unaudited)	10,143,158	$1	$19,657	$(3,741)	$(40)	$15,877

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,769)	$(2,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	314
Amortization of operating lease right-of-use asset	321	309
Deferred tax assets	—	(655)
Changes in operating assets and liabilities:
Accounts receivable	(3,690)	168
Inventories	877	29
Prepaid expenses	(2,880)	247
Deposits	—	1
Income tax receivable	1,570	(1,484)
Accounts payable	61	9
Customer deposits	265	395
Accrued expenses and other current liabilities	157	(204)
Decrease in lease liability	(330)	(302)
Net cash used in operating activities	(6,131)	(3,672)

Cash flows from investing activities:
Proceeds from sales of property and equipment, including insurance proceeds	—	8
Net cash provided by investing activities	—	8

Cash flows from financing activities:
Proceeds from sale of common stock for cash	12,466	—
Proceeds from exercise of warrants	707	—
Proceeds from PPP Loan	—	1,715
Repayment of notes payable	(150)	(164)
Net cash provided by financing activities	13,023	1,551

Increase (decrease) in cash and cash equivalents	6,892	(2,113)
Cash and cash equivalents, beginning of period	1,646	2,840
Cash and cash equivalents, end of period	$8,538	$727

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Impact of COVID-19

The Company continues to monitor the evolving COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities and it may need to make changes to its business based on their recommendations. COVID-19 has had, and is likely to continue to have, a material and substantial adverse impact on the Company’s results of operations including, among others, a decrease in the Company’s sales and delays in sourcing of raw materials from suppliers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, the Company will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for its DC power systems, a reduction in its manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect its net revenues and its ability to remain a going concern.

The extent of the impact of COVID-19 on its operational and financial performance will depend on certain developments, including the duration and potential resurgence of the outbreak, the impact on its customers and sales cycles, the impact on its customer, employee or industry events, and the effect on its vendors, all of which are uncertain and cannot be predicted. At this point, the Company is uncertain of the full magnitude that the COVID-19 pandemic may have on our financial condition, liquidity and future results of operations.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2020 and 2019 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021. These financial statements should be read in conjunction with that report.

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

Substantially all of the Company’s revenue is derived from product sales. Product revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to its customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products or services to a customer. The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when the Company places the product with the customer’s carrier or delivers the product to a customer’s location. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three and six month periods ended June 30, 2021 and 2020. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2021 (Unaudited)	2020 (Unaudited)
DC power systems	$4,635	$1,074
Engineering & Tech Support Services	142	34
Accessories	70	18
Total net sales	$4,847	$1,126

	Six months ended June 30,
	2021 (Unaudited)	2020 (Unaudited)
DC power systems	$7,860	$3,819
Engineering & Tech Support Services	170	110
Accessories	107	58
Total net sales	$8,137	$3,987

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2021 (Unaudited)	2020 (Unaudited)
Telecommunications	$4,440	$1,096
Government/Military	134	4
Marine	14	2
Other (backup DC power to various industries)	259	24
Total net sales	$4,847	$1,126

	Six months ended June 30,
	2021 (Unaudited)	2020 (Unaudited)
Telecommunications	$7,492	$3,834
Government/Military	165	8
Marine	14	3
Other (backup DC power to various industries)	466	142
Total net sales	$8,137	$3,987

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. As of June 30, 2021 and December 31, 2020, inventory has been reduced by cumulative write-downs totaling $3,745 and $4,000, respectively.

As of June 30, 2021 and December 31, 2020, inventories consisted of the following:

	June 30, 2021 (unaudited)	December 31, 2020

Raw materials	$5,116	$5,527
Finished goods	3,101	3,567
Total Inventories, net	$8,217	$9,094

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes, which are included in accrued expenses and other current liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2021 (unaudited)	December 31, 2020
Balance at beginning of the period	$600	$375
Payments	(244)	(634)
Provision for warranties	244	859
Balance at end of the period	$600	$600

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to employees, directors, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants to employees, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its financial assets and liabilities. Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The carrying values of notes and loans payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $9 and $10 at June 30, 2021 and December 31, 2020, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $26 and $28 at June 30, 2021 and December 31, 2020, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended June 30, 2021, 77% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. For the same period in 2020, 60%, and 16% of revenues were generated from the Company’s two largest customers, both of which are telecommunications wireless carriers in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended June 30, 2021 and June 30, 2020, sales to telecommunications customers accounted for 92% and 97% of total revenues, respectively. For the three months ended June 30, 2021 and June 30, 2020, sales to international customers accounted for 2% and 7%, of total revenue, respectively.

For the six months ended June 30, 2021, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 70% of total revenues. For the same period in 2020, sales to the Company’s two largest customers, both of which are Tier-1 telecommunications wireless carriers in the U.S., accounted for 67% and 14% of total revenues, respectively. There was no other revenue from customers in excess of 10% of revenues in either period. For the six months ended June 30, 2021 and June 30, 2020, sales to telecommunications customers accounted for 92% and 96% of total revenues, respectively. For the six months ended June 30, 2021 and June 30, 2020, sales to international customers accounted for 12% and 7%, of total revenue, respectively.

Accounts receivable. At June 30, 2021, 77% of the Company’s accounts receivable were from the Company’s largest customer, and 11% were from one of the Company’s international telecommunications customers. At December 31, 2020, 87% of the Company’s accounts receivable were from the Company’s largest customer. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2021 or December 31, 2020.

Accounts payable. At June 30, 2021, accounts payable to the Company’s largest vendors represented 13%, 8% and 5%, respectively, of the Company’s accounts payable. At December 31, 2020, the three largest accounts payable accounts to the Company’s vendors represented 10%, 9%, and 8%, respectively, of the Company’s accounts payable.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2021 (Unaudited)	June 30, 2020 (Unaudited)
Options	140,000	140,000
Warrants	24,122	115,000
Total	164,122	255,000

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on its financial statements and the related disclosures.

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2021 (Unaudited)	December 31, 2020
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,286	3,286
Vehicles	180	180
Leasehold improvements	390	390
Office equipment	177	177
Software	103	103
Total property and equipment, cost	4,207	4,207
Less: accumulated depreciation and amortization	(2,997)	(2,710)
Property and equipment, net	$1,210	$1,497

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2021 and 2020 was $136 and $157, respectively. During the three months ended June 30, 2021 and 2020, $129 and $149, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2021 and 2020 was $287 and $314, respectively. During the six months ended June 30, 2021 and 2020, $273 and $302, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2021
	(Unaudited)	December 31, 2020
Total Equipment Notes Payable	$627	$777
Less Current Portion	237	267
Notes Payable, long term	$390	$510

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between June 2023 and December 2023. The aggregate monthly payments of principal and interest of the outstanding notes payable as of June 30, 2021 is approximately $28.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During the six months ended June 30, 2021, the Company did not take any advances from the revolving credit facility and had no balance outstanding under the line of credit at June 30, 2021. At June 30, 2021, the Company had availability under the line of credit in the amount of $2,481. The Loan Agreement’s initial term ends on September 30, 2022, and is renewed thereafter for additional one-year terms. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined.

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

NOTE 5- PPP LOAN PAYABLE

On May 4, 2020, the Company entered into a loan (the “PPP Loan”) with Citibank, N.A. in an aggregate principal amount of $1,715, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

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

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company filed its application for a full loan forgiveness to Citibank on July 30, 2021 and the application is currently under the bank’s review. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”), pursuant to the terms and limitations of the PPP. The Company believes it used the PPP Loan amount for Qualifying Expenses and expects the full amount of the PPP Loan to be forgiven. However, no assurance can be given that the Company will obtain forgiveness of the PPP Loan in whole or in part.

NOTE 6 – STOCKHOLDERS’ EQUITY

Underwritten Public Offering of Common Stock

On February 10, 2021, and the Company issued and sold 750,000 shares of common stock in an underwritten public offering. The Company received at the closing of the offering net proceeds of approximately $12.5 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company expects to use the net proceeds from the Offering for general corporate purposes.

Issuance of common stock upon exercise of warrants

During the six months ended June 30, 2021, warrants to purchase an aggregate of 225,878 shares of common stock were exercised, and the Company received net proceeds of $707 upon such exercise. In addition, warrants exercisable into 120,000 shares of common stock were converted under a cashless exercise option into 61,644 shares of the Company’s common stock.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2020	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, June 30, 2021 (unaudited)	140,000	$5.22
Exercisable, June 30, 2021 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

At June 30, 2021, the Company had total outstanding options of 140,000, which are fully vested, with exercise prices ranging from $4.84 to $5.60 per share. Option exercisable into 30,000 shares expire in December 2027 and the remaining options exercisable into 110,000 shares expire in April 2028.

The intrinsic value of the outstanding options at June 30, 2021 was approximately $581.

NOTE 8 – STOCK WARRANTS

At June 30, 2021, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2020	370,000	$8.75
Issued	—	—
Exercised	(345,878)	(4.07)
Outstanding, June 30, 2021 (unaudited)	24,122	$3.13
Exercisable, June 30, 2021 (unaudited)	24,122	$3.13

At December 31, 2020, the Company had outstanding warrants exercisable into 370,000 shares of the Company’s common stock, of which 250,000 warrants were issued in connection with a July 2020 private placement of the Company’s common stock, and the remaining 120,000 warrants were issued to underwriters in a December 2016 offering.

During the six months ended June 30, 2021, warrants to purchase 225,878 shares of common stock were exercised at $3.13 exercise price per share or total net proceeds to the Company of $707 upon exercise. Also during the six months ended June 30, 2021, warrants exercisable into 120,000 shares of the Company’s common stock were exercised under a cashless exercise option into 61,644 shares of the Company’s common stock.

The intrinsic value of the outstanding and exercisable warrants at June 30, 2021 was $151.

NOTE 9 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen Solutions, Inc. (“Smartgen”), a related entity that is engaged in business of equipment rental and provider of maintenance, repair and installation services to mobile telecommunications towers in California. Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of the Company’s products in Southern California. The agreement has an initial term of three years from the date of execution and automatically renews for additional one-year periods if not terminated.

During the three months ended June 30, 2021 and 2020, Smartgen performed $22 and nil in field services, respectively. Smartgen performed $51 and $31 in field services for the six months ended June 30, 2021 and 2020, respectively.

Smartgen had no purchases from the Company during the three months and the six months ended June 30, 2021 and 2020, respectively.

NOTE 10 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at June 30, 2021, of 1.9 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Lease Cost
Operating lease cost (of which $49 is included in general and administration and $301 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2021, and for the same period in 2020, respectively)	$350	$350

Other Information
Weighted average remaining lease term – operating leases (in years)	1.9	2.9
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2021	At December 31, 2020
Operating leases
Long-term right-of-use assets, net of amortization of $1,586 and $1,265, respectively	$1,242	$1,563

Short-term operating lease liabilities	$695	$670
Long-term operating lease liabilities	635	990
Total operating lease liabilities	$1,330	$1,660

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2021 (remaining 6 months)	363
2022	747
2023	280
Total lease payments	1,390
Less: Imputed interest/present value discount	(60)
Present value of lease liabilities	$1,330

Rent expense for the six months ended June 30, 2021 and 2020 was $452 and $418, respectively.

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

We are continuously diversifying our customer base. We are selling our products and technology into non-telecommunication markets and applications at an increasing rate. The goal is not to have any one customer or market exceed more than 15% of our total net sales volume thereby providing a solid foundation for growth and stability.

Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications).

During the three months ended June 30, 2021 and 2020, 92% and 97%, respectively, of our total net sales were within the telecommunications market. For the three months ended June 30, 2021, 77% of our total net sales was derived from our largest customer, which is a Tier-1 telecommunications customer in the U.S. For the same period in 2020, our two largest customers represented 60% and 16% of our total net sales, respectively, both being telecommunications customers in the U.S. with one being a Tier-1 telecommunications customer. There was no other revenue from customers in excess of 10% of revenues in either period. During those periods, the majority of our sales were of our DC base powers systems. For the three months ended June 30, 2021 and June 30, 2020, sales to international customers accounted for 2% and 7%, of total revenue, respectively.

During the six months ended June 30, 2021 and 2020, 92% and 96%, respectively, of our total net sales were within the telecommunications market. In the six months ended June 30, 2021, 70% of our total net sales was derived from our largest customer, which is a Tier-1 telecommunications customer in the U.S. In 2020, our two largest customers represented 67% and 14% of our total net sales, respectively, both being Tier-1 telecommunications customers in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. During those periods, the majority of our sales were of our DC base powers systems. For the six months ended June 30, 2021 and June 30, 2020, sales to international customers accounted for 12% and 7%, of total revenue, respectively.

Military sales are growing and adding to our customer diversification. Backlog orders from military customers represented 12% of our backlog for the period ended June 30, 2021. The military’s increasing use of robotics, drones, and computerization in the field is driving the demand for battery charging with DC generators. Military sales are advantageous because of their long-term contracts and they provide funding to cover the cost of product development.

Advance Mobility applications require power to charge batteries and appliances within a vehicle. Our DC power systems are smaller in size, lighter in weight, and operate with greater efficiency than AC power systems, making our product ideal for these applications. Our advance mobility sales for this year to date is $4,185, which includes product shipped and orders that have been received from customers and included in our backlog. Towards the end of June 2021, we received a $3.0 million dollar order for DC power systems to be used in advanced mobility applications in commercial vehicles. At June 30, 2021, 47% of our backlog of $6,670 represented products being used in advanced mobility applications in commercial vehicles.

We developed our DC power system for mobile electric vehicle charging. These systems can operate off diesel, propane, or natural gas and are ideal for mobile electric vehicles charging and range extenders. Our DC mobile electric vehicle charging systems provide direct charging to an electric vehicles’ battery.

We also developed DC power systems for medium to large solar PV applications to provide energy service for irrigation, refrigerated storage of meat and produce, and micro grid. By combining the energy of solar PV and propane or natural gas, our DC power systems provide constant energy 24 hours a day without using expensive energy storage. Propane or natural gas fueled DC power systems are connected in parallel with the solar array (also a DC energy source) greatly simplifying the means of combining multiple energy sources. This process is more efficient and lowers both the CAPEX and OPEX of the Solar systems by eliminating battery storage and / or connection to the grid. Currently, the most popular technologies used in these applications are either grid power, diesel only, or a combination of grid and solar with a large battery bank. Our proposed technology is more environmentally friendly and lowers the cost of food processing. We have sold a limited number of our DC power systems for these applications for field trails.

We expect that opportunities in the bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power more than eight hours), and off-grid (i.e., areas where wireless towers are not connected to an electrical grid) market applications, which include telecommunications towers, commercial and residential backup power, electric vehicle charging, “mini-grid” and various other power applications, will help to expand the market for our natural gas/LPG (propane) product lines domestically and internationally. We plan to develop new configurations of DC power system, battery storage and solar products to optimize the match between our solutions and various application needs.

Serving these various market, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

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

Our current bottleneck to expand our sales into these markets and applications is having limited presale engineering support. We are currently in the process of remedying this deficiency.

Impact of COVID-19

We continue to monitor the rapidly evolving COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities and may need to make changes to our business based on their recommendations. COVID-19, has had and is likely to continue to have, a material and substantial adverse impact on our results of operations including, among others, a decrease in our sales, and delays in sourcing of raw materials from suppliers. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect our net revenues.

The impacts of COVID-19 on our business, sources of revenues and the general economy, are currently not fully known. We are conducting business as usual with some modifications to employee work locations, and cancellation of certain marketing events, among other modifications. As a result of our declining revenues during the COVID-19 pandemic in 2020, our management team implemented a cost reduction program to reduce overhead. We lowered operation expenses, while still keeping the business operational and ready to expand when needed. We will continue to actively monitor the situation and may take further actions that may alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to negatively impact our financial results during the remainder of 2021 and perhaps beyond.

During December 2020, a limited supply of the COVID-19 vaccine was released to the general public. Since then, over 150.9 million people in the U.S. have been vaccinated and showing positive results aimed to control the pandemic. During the second quarter of 2021, many restrictions previously imposed to control the pandemic were eased around the world and especially in the U.S. In July 2021, the COVID-19 delta variant fueled a COVID-19 surge around the world leading to many restrictions being put back in place and threatening the U.S. economic recovery. We remain hopeful that we will continue to operate our business as in the first six months of 2021 as most of our employees, customers, and suppliers have received the COVID-19 vaccine and we continue to maintain COVID-19 precautionary measures. Control over COVID-19 will improve our ability to travel for purpose of training our sales staff and customers, commissioning of generators, and promoting the rollout of our new products to enhance our efforts for customer diversification. We expect to see significant improvements to labor and manufacturing efficiencies if our sales backlog continues to grow and delays in the supply chain improve. In addition, we believe our investments during the last two years in our facilities, our state-of-the-art manufacturing equipment, and training of our staff place us in good position to achieve significant improvements in our financial position as opportunities arise and the negative impact of COVID-19 is reduced.

Recent Business Events

During the first six months of 2021, we experienced an increase in demand of our DC power systems primarily by our Tier-1 telecommunications customers in the U.S. Our net sales for the six months ended June 30, 2021, increased 104% as compared to our net sales during the same period in 2020. Our net sales during the second quarter of 2021 increased 47% as compared to the first quarter of 2021. We also experienced a 20% increase in our backlog as of June 30, 2021 to $6,670, as compared to backlog of $5,563 on March 31, 2021. This increase in backlog was primarily due to a $3.0 million order for our DC power systems for advanced mobility applications. We also believe this increase in demand is due to the normalization in business activities due to decrease in COVID-19 related shutdowns and restrictions. This has generated additional sales from our existing customers in telecommunications, military and marine markets. The focus on vehicle electrification, EV charging infrastructure and hybrid vehicles for reduced emissions in all types of vehicles in the government and commercial markets augurs well for our technology. The space and weight restrictions of most vehicle programs does not allow traditional power systems like AC generators to work thereby creating a unique advantage for our DC power solutions.

The implementation of 5G networks by Tier-1 telecommunication customers has resulted in an approximately 200% increase in energy use at cell sites. In addition, use of 5G technology in IoT, video streaming, and data analytics applications requires cell sites to be operational 100% of the time which, in turn, increases the demand for reliable power backup systems. During the first half of 2021, we invested in the development of backup power systems with increased power utilizing larger engines and improved emission control systems. We believe increased power usage of 5G networks enhances market opportunities for our higher efficiency DC power systems as compared to traditional AC power systems. We believe being an approved supplier for the three largest Tier-1 telecommunication providers in the U.S. provides us with additional growth opportunities during the current rapid 5G expansion in the largest urban centers in the U.S.

In 2020, we introduced our new DC generator line equipped with our proprietary control systems designed for 24/7 prime power applications providing power outputs between 5 kW to 15 kW. Presently we are in the process of introducing a 20 to 30 kW generator based on a larger Toyota engine and the same Bosch engine ECU (engine control unit). These systems offer significantly lower greenhouse gas emissions while also lowering maintenance and fuel costs. Our solar hybrid power systems, which integrate solar energy storage with natural gas/LPG powered generators, are ideal for off-grid and bad-grid applications.

The COVID-19 pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins, and liquidity. Management’s early focus on training, processes and procedures kept our infection rates to below 1% with no company-wide COVID-19 spread. Due to the slowdown in sales to our Tier-1 telecommunications customers during 2020, our sales force directed their efforts into niche markets and regions to expand our customer base beyond Tier-1 telecommunications customers. During 2021, we have experienced increased sales to new customers from diverse market segments which we believe will result in additional production orders during the remainder of 2021 and beyond.

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

Substantially all of our revenue is derived from product sales. Product revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for us upon shipment or delivery of products or services to our customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the products or services to a customer. We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when we place the product with the customer’s carrier or deliver the product to a customer’s location. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured.

Warranty Costs. We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale. Our standard warranty on new products is two years from the date of delivery to the customer. We offer a limited extended warranty of up to five years on our certified DC power systems based on application and usage. Our warranties are of an assurance-type and come standard with all of our products to cover repair or replacement should product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes.

Inventory. Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We record adjustments to our inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up.

Stock-Based Compensation. We periodically issue stock-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date. Stock-based payments to employees, directors, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants to employees, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if we had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2021 were $4,847, which represents a 330% increase in net sales as compared to $1,126 for the three months ended June 30, 2020. Our net sales for the six months ended June 30, 2021 were $8,137, which represents a 104% increase in net sales as compared to $3,987 for the same period in 2020. The increase in net sales also represents an increase of 47% from our previous quarter ended March 31, 2021 of $3,290. We see improvements in all market segments across the U.S. as the economy normalizes after the COVID-19 related shutdowns and restrictions. We anticipate that the expansion of 5G networks in the U.S. markets, requiring new installs and/or upgrades of backup power systems at cell sites, will help to drive an increase in our revenues over the next five years.

Our sales backlog as of June 30, 2021 was $6,670, with 37% of that amount being attributable to U.S. Tier-1 telecommunications customers, 47% to advanced mobility applications in commercial vehicles, 12% to advanced mobility applications in military vehicles, and 4% to other customers.

For the remainder of 2021, we plan to expand our customer base within the advanced mobility and military markets. We also anticipate that our sales will increase as the global economy recovers from the impact of the COVID-19 pandemic. However, the full impact of the COVID-19 pandemic on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 27 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2021 (unaudited)	2020 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2021	2020
Net sales	$4,847	$1,126	$3,721	330%	100.0%	100.0%
Cost of sales	3,880	1,837	(2,043)	(111)%	80.1%	163.1%
Gross profit (loss)	967	(711)	1,678	236%	19.9%	(63.1)%
Sales and marketing expenses	379	312	(67)	(21)%	7.8%	27.7%
Research and development expenses	463	368	(95)	(26)%	9.6%	32.7%
General and administrative expenses	990	904	(86)	(10)%	20.4%	80.3%
Total operating expenses	1,832	1,584	(248)	(16)%	37.8%	140.7%
Loss from operations	(865)	(2,295)	1,430)	62%	(17.9)%	(203.8)%
Interest and finance costs	(15)	(14)	(1)	(7)%	(0.3)%	(1.2)%
Other income (expense), net	14	11	3	27%	0.3%	1.0%
Loss before income taxes	(866)	(2,298)	1,432	62%	(17.9)%	(204.1)%
Net loss	$(866)	$(2,298)	$1,432	62%	(17.9)%	(204.1)%

Net Sales. Net sales increased $3,721, or 330%, to $4,847 for the three months ended June 30, 2021, as compared to $1,126 for the same period in 2020. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. to support their 5G infrastructure buildout. We also believe the release of the COVID-19 vaccines in December 2020 had a positive effect in increasing sales during 2021. Sales to our largest customer accounted for 77% of our total net sales during the three months ended June 30, 2021. For the same period in 2020, 60%, and 16% of revenues were generated from our two largest telecommunications customers. There were no other customers with revenue in excess of 10% of our total net sales in either period.

For the three months ended June 30, 2021 and June 30, 2020, sales to international customers accounted for 2% and 7%, of total revenue, respectively.

Cost of Sales. Cost of sales during the three months ended June 30, 2021 increased by $2,043, or 111%, to $3,880, as compared to $1,837 during the same period in 2020. Cost of sales as a percentage of net sales during the three months ended June 30, 2021, decreased to 80.1% as compared to 163.1% in the same period in 2020. The decrease in cost of sales as a percentage of net sales is a result of improved manufacturing overhead absorption and improvements in labor efficiencies resulting from a higher manufacturing volume. We believe our manufacturing facilities are under-utilized in large part due to the significant investments we made in manufacturing equipment and facilities during the previous two years to increase our production capacity. These initiatives have resulted in an increase in overhead costs related to our lower production volumes. We believe as sales volumes increase, overhead costs will be reduced for each unit sold thereby improving our overall gross margins.

Gross Profit (Loss). We had a gross profit of $967 for the three months ended June 30, 2021, which is an increase in gross profit of $1,678, or 236%, as compared to gross loss of $711 during the same period in 2020. Our gross profit as a percentage of net sales was 19.9% for the quarter ended June 30, 2021, as compared to a (63.1)% in the same period in 2020. The increase in gross profit margin was attributable to an increase in factory overhead absorption resulting from higher sales and resulting in improved utilization of our production facilities.

Sales and Marketing Expenses. During the three months ended June 30, 2021, sales and marketing expenses increased by $67, or 21%, to $379, as compared to $312 during the same period in 2020. The increase was attributable to a slight increase in travel and marketing expenditures as compared to the complete shutdown of travel and business activities during the same period in 2020 as a result of the COVID-19 pandemic. As part of our ongoing strategy to expand our customer base, we plan to increase our sales and marketing expenditures as travel restrictions are lifted and tradeshow and similar events return to normal.

Research and Development Expenses. During the three months ended June 30, 2021, research and development expenses increased by $95, or 26%, to $463, as compared to $368 during the same period in 2020. During the same period in 2021, we increased our research and development efforts to support customization projects related to DC powers systems for non-telecommunications customers. In addition, we focused our efforts on the development of our new 20 to 30 kW generator based on a larger Toyota engine.

General and Administrative Expenses. General and administrative expenses increased by $86, or 10%, to $990 during the three months ended June 30, 2021, as compared to $904 during same period in 2020. The slight increase was primarily due to a 10% increase in general and administrative wages resulting from an increase in labor force in 2021 when compared to the same period in 2020 when many of our employees were on furlough status due to the pandemic. We anticipate our general and administrative costs to remain flat for the remainder of 2021.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2021 was $15, as compared to $14 during the same period in 2020, an increase of $1. We had a $1 increase in interest expense attributable to the minimum finance charges of $2.5 on our credit facility with Pinnacle Bank.

Income Tax. We had no income tax expense for the three months ended June 30, 2021, and for the same period in 2020.

Net Loss. As a result of the factors identified above, we reported net loss of $866, or $(0.07) per basic and diluted share, for the three months ended June 30, 2021, as compared to net loss of $2,298, or $(0.23) per basic and diluted share, for the same period in 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2021 (unaudited)	2020 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2021	2020
Net sales	$8,137	$3,987	$4,150	104%	100.0%	100.0%
Cost of sales	7,228	4,858	(2,370)	(49)%	88.8%	121.8%
Gross profit (loss)	909	(871)	1,780	204%	11.2%	(21.8)%
Sales and marketing expenses	747	851	104	12%	9.2%	21.3%
Research and development expenses	952	820	(132)	(16)%	11.7%	20.6%
General and Administrative expenses	1,973	2,074	101	5%	24.2%	52.0%
Total operating expenses	3,672	3,745	73	2%	45.1%	93.9%
Loss from operations	(2,763)	(4,616)	1,853	40%	(34.0)%	(115.8)%
Interest and finance costs	(31)	(35)	4	11%	(0.4)%	(0.9)%
Other income (expense), net	25	13	12	92%	0.3%	0.3%
Loss before income taxes	(2,769)	(4,638)	1,869	40%	(34.0)%	(116.3)%
Income tax benefit	—	(2,139)	(2,139)	(100)%	0.0%	(53.6)%
Net loss	$(2,769)	$(2,499)	$(270)	(11)%	(34.0)%	(62.7)%

Net Sales. Net sales increased $4,150, or 104%, to $8,137 for the six months ended June 30, 2021, as compared to $3,987 for the same period in 2020. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. to support their 5G infrastructure buildout. We also believe the normalization of business activity with fewer shutdowns and restrictions has had a positive effect in increasing sales during 2021. Sales to our largest customer accounted for 70% of our total net sales during the six months ended June 30, 2021. Sales to our two largest customers for the six months ended June 30, 2020, accounted for 67% and 14% of total net sales. There were no other customer with revenue in excess of 10% of our total net sales in either period.

For the six months ended June 30, 2021 and June 30, 2020, sales to international customers accounted for 12% and 7%, of total revenue, respectively.

Cost of Sales. Cost of sales during the six months ended June 30, 2021 increased by $2,370, or 49%, to $7,228, as compared to $4,858 during the same period in 2020. Cost of sales as a percentage of net sales during the six months ended June 30, 2021 decreased to 88.8%, as compared to 121.8% in the same period in 2020 as a result of improvements in overhead absorption and labor efficiencies resulting from a higher volume in sales.

Gross Profit (Loss). Gross profit during the six months ended June 30, 2021 increased by $1,780, or 204%, to gross profit of $909, as compared to gross loss of $871 during the same period in 2020. Our gross profit as a percentage of net sales was 11.2% for the six months ended June 30, 2021, as compared to (21.8)% loss in the same period in 2020. The increase in gross profit margin was attributable to an increase in factory overhead absorption resulting from higher sales resulting in improved utilization of our production facilities during the six months ended June 30, 2021.

Sales and Marketing Expenses. During the six months ended June 30, 2021, sales and marketing expenses decreased by $104, or 12%, to $747, as compared to $851 during the same period in 2020. COVID-19 created travel restrictions and closure or postponement of tradeshow and promotional events worldwide limiting our sales teams to telework. We expect sales and marketing expenses to gradually increase for the remainder of this year as travel restrictions are lifted and tradeshow and promotional events reopen.

Research and Development Expenses. During the six months ended June 30, 2021, research and development expenses increased by $132, or 16%, to $952, as compared to $820 during the same period in 2020. The increase in research and development expense in 2021 was a result of increased research and development efforts to support customization projects related to DC powers systems for non-telecommunications customers and the development of our new 20 to 30 kW generator based on a larger Toyota engine.

General and Administrative Expenses. General and administrative expenses decreased by $101, or 5%, to $1,973 during the six months ended June 30, 2021, as compared to $3,745 during same period in 2020. The decrease in general and administrative expenses was as a result of a decrease in legal and consulting fees in 2021 when compared to 2020.

Interest and Finance Costs. Interest and finance costs for the six months ended June 30, 2021 was $31, as compared to $35 during the same period in 2020, a decrease of $4. The decrease in interest expense and finance costs during the six months ended June 30, 2021 was primarily a result of decrease of $8 in equipment and insurance financing costs coupled with an increase of $4 in finance cost related to our bank credit facilities.

Income Tax Benefit. We had an income tax benefit of nil for the six months ended June 30, 2021, compared to an income tax benefit of $2,139 for the same period in 2020.

Net Loss. For the six months ended June 30, 2021, we incurred net loss of $2,769, or $(0.22) per basic and diluted share, as compared to net loss of $2,499, or $(0.25) per basic and diluted share for the six months ended June 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Our available capital resources on June 30, 2021 consisted primarily of $8,538 in cash and cash equivalents, as compared to $1,646 as of December 31, 2020 and we had availability under our credit facility with Pinnacle Bank, or Pinnacle, in the amount of $2,481. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

During the six months ended June 30, 2021, we funded our operations primarily from cash on hand. As of June 30, 2021, we had working capital of $20,374, as compared to working capital of $10,123 at December 31, 2020. This $10,251 increase in working capital is primarily attributable to a $6,892 increase in cash and cash equivalents resulting from net cash of $6,131 used in operating activities, and net cash from financing activities of $13,023 which includes net proceeds of $12.5 million from closing an underwritten public offering of 750,000 shares of common stock in February 2021. In addition, we received net proceeds of $707 from the exercise of certain of our common stock warrants.

On June 30, 2021 and December 31, 2020, our net trade receivables totaled $4,880 and $1,190, respectively. On June 30, 2021, $3,756 (77%) and $541 (11%) represented customer account balances of our two largest customers, while $1,041 (87%) and $53 (5%) represented customer account balances of our two largest customers on December 31, 2020.

We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, draw-downs on our credit facility with Pinnacle and future debt or equity financings, if any.

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

We did not have an outstanding balance under the Loan Agreement at June 30, 2021 and December 31, 2020. As of June 30, 2021, we had availability under the Loan Agreement of $2,481 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Paycheck Protection Program Loan

On May 4, 2020, we entered into a loan with Citibank, N.A. in an aggregate principal amount of $1,715, or the PPP Loan, pursuant to the Paycheck Protection Program, or the PPP, under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act.

The PPP Loan is evidenced by a promissory note dated May 4, 2020. The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1% per annum. We filed our application for a full loan forgiveness to Citibank on July 30, 2021 and the application is under the bank’s review. Interest accrues during the time between the disbursement of the PPP Loan and SBA remittance of the forgiveness amount. We are responsible for paying the accrued interest on any amount of the loan that is not forgiven. Principal and interest are payable monthly commencing on loan amounts not forgiven and may be prepaid by us at any time prior to maturity with no prepayment penalties. We applied ASC 470, Debt, to account for the PPP Loan.

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The PPP Loan is subject to forgiveness to the extent proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses, which we refer to collectively as Qualifying Expenses, pursuant to the terms and limitations of the PPP. We intend to use a significant majority of the PPP Loan amount for Qualifying Expenses and expect the full amount of the PPP Loan to be forgiven. However, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(6,131)	$(3,672)
Investing Activities	—	8
Financing Activities	13,023	1,551
Net decrease in cash	$6,892	$(2,113)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $6,131, as compared to net cash used in operating activities of $3,672 for the same period in 2020. This increase in net cash used in 2021 was primarily due to a net loss of $2,769, an increase in accounts receivable of $3,690, an increase in prepaid expenses of $2,880 primarily for more Toyota engines, coupled with a decrease in inventories of $877, and a decrease in income tax receivable of $1,570.

Investing Activities

We did not have any investing activities for the six months ended June 31, 2021, as compared to proceeds of $8 during the same period in 2020. This decrease was primarily due to not making property and equipment acquisitions during the first quarter of 2021.

Financing Activities

Net cash provided by financing activities totaled $13,023 for the six months ended June 30, 2021, as compared to $1,551 provided in financing activities during the same period in 2020. This increase was primarily due to the issuance and sale of 750,000 shares of our common stock in a firm commitment underwritten public offering on February 10, 2021. We received net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants issued in our July 2020 private placement.

Backlog

As of June 30, 2021, we had a backlog of $6,670. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2021 was comprised of the following elements: 38% in purchases of DC power systems by telecommunications customers, 47% in purchases by our advanced mobility customer for commercial vehicle, 12% in purchases by military contractors, and 3% from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of June 30, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of June 30, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of our operation.

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

The COVID-19 pandemic has had a widespread and detrimental effect on the global economy, particularly in the U.S., and actions over the past twelve months by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and potential resurgence of the COVID-19 pandemic, repeat or cyclical outbreaks and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

The repercussions of the COVID-19 global pandemic has had and is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing raw materials from suppliers. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued economic downturn caused by the COVID-19 pandemic, we will likely experience a reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing productivity, higher than normal inventory levels, delay in receipt of raw materials, a reduction in the availability of qualified labor and increased price competition, all of which could substantially adversely affect our results of operations including our earnings and cash flows.

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

We have incurred significant losses in the past. For the quarter ended June 30, 2021, we incurred net loss of approximately $866. For the years ended December 31, 2020 and 2019, we incurred consolidated net losses of approximately $10.8 million and $4.0 million, respectively. For the year ended December 31, 2020, we incurred a gross loss of approximately $5.6 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to two customers within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to two customers within the telecommunications market, AT&T and Verizon Wireless. The volume of sales to anyone of them may vary significantly from year to year. Any factor adversely affecting sales of these power systems to these customers or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations. For example, during the 2020, our U.S. Tier-1 telecommunications customers postponed orders and shipments due to factors that we believe were related to both the shift in the allocation capital budgets from backup power solutions to 5G programs and the impact of COVID-19, which resulted in a 64% decline in net revenues from U.S. Tier-1 telecommunications customers during 2020 as compared to 2019.

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

The design and sales cycle for our DC power systems, from initial contact with our potential customer to the shipments of our product, may be lengthy. Customers generally consider a wide range of factors before making a purchase decision. Prior to purchasing our products, many of our customers often require a significant technical review, tests and evaluations over long periods of time (i.e., three to twenty-four months), assessments of competitive products and approval at a number of management levels within their organization. During the time our customers are evaluating our products, we may incur substantial sales and service, engineering and research and development expenses to customize our products to meet customer’s application needs. We may also expend significant management efforts, increase manufacturing capacity, order long-lead-time components or purchase significant amounts of components and other inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products.

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

The current high concentration of our sales within the telecommunications market could result in a significant reduction in sales and negatively affect our profitability if demand for our DC power systems declines within this market before we are able to make significant inroads with our diversification of markets and customers.

Currently, we are predominately focused on the manufacturing, marketing and sales of DC power systems to telecommunications companies. We may be unable to shift our business focus away from these activities to other potential markets for our products. Accordingly, the emergence of new competing DC power products or lower-cost alternative technologies within the telecommunications market may reduce the demand for our products. A downturn in the demand for our DC power systems within this market could materially and adversely affect our sales and results of operations.

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

Our operations require raw materials, such as aluminum, copper, engines, electronics, and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have an adverse effect on the cost or supply of these magnets. At our current production volumes, we are unable to secure large quantities of these commodities at fixed prices; however, we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities or other reasons may significantly increase the timing of receipt of such materials and/or increase the material costs of our products. For example, as a result of the COVID-19 pandemic, we are currently experiencing both delays in sourcing, and price increases of, certain key components. As a result of these delays, our standard eight-week delivery time has increased to fourteen weeks. In addition, if production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components continues to be disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company and Toyota Corporation. Engines from Yanmar and Toyota represented approximately 87% and 2% of our total engines sold as a component of our DC power systems during the three months ended June 30, 2021, respectively, and represented approximately 22% and 0% of our total engines sold as components of our DC power systems during the same period in 2020, respectively. Engines from Yanmar and Toyota represented approximately 82% and 3% of our total engines sold as a component of our DC power systems during the six months ended June 30, 2021, respectively, and represented approximately 33% and 0% of our total engines sold as components of our DC power systems during the same period in 2020, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended June 30, 2021, and 2020, our sales to international customers accounted for 2% and 7%, respectively, of total revenue. During the six months ended June 30, 2021, and 2020, our sales to international customers accounted for 12% and 7%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving Polar Power, Inc. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of June 30, 2021, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: August 16, 2021	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

