Form 10-Q
period 2021-09-30
Polar Power, Inc.
filed 2021-11-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 15, 2021 was 12,788,203.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,706	$1,646
Accounts receivable	3,520	1,190
Inventories, net	8,598	9,094
Prepaid expenses	4,116	358
Income tax receivable	787	2,357
Total current assets	24,727	14,645

Other assets:
Operating lease right-of-use assets, net	1,079	1,563
Property and equipment, net	1,091	1,497
Deposits	94	94
Total assets	$26,991	$17,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$209	$311
Customer deposits	962	703
Accrued expenses and other current liabilities	1,252	1,142
Current portion of operating lease liabilities	708	670
Current portion of notes payable	240	267
Current portion of PPP loan payable	—	1,429
Total current liabilities	3,371	4,522

Notes payable, net of current portion	329	510
Operating lease liabilities, net of current portion	454	990
PPP loan payable, net of current portion	—	286

Total liabilities	4,154	6,308

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,805,680 shares issued and 12,788,203 shares outstanding on September 30, 2021 and 11,768,158 shares issued and 11,750,681 shares outstanding on December 31, 2020	1	1
Additional paid-in capital	36,816	23,643
Accumulated deficit	(13,940)	(12,113)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	22,837	11,491

Total liabilities and stockholders’ equity	$26,991	$17,799

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2021	2020	2021	2020
Net Sales	$4,136	$2,501	$12,273	$6,488
Cost of Sales (includes inventory write-downs of $2,400 and $2,400 during the three and nine months ended September 30, 2020, respectively)	3,170	5,200	10,398	10,058
Gross profit (loss)	966	(2,699)	1,875	(3,570)

Operating Expenses
Sales and marketing	372	445	1,119	1,296
Research and development	533	489	1,485	1,309
General and administrative	823	1,080	2,796	3,154
Total operating expenses	1,728	2,014	5,400	5,759

Loss from operations	(762)	(4,713)	(3,525)	(9,329)

Other income (expenses)
Interest expense and finance costs	(14)	(11)	(46)	(46)
Gain on forgiveness of PPP loan payable	1,715	—	1,715	—
Other income (expense), net	3	1	29	14
Total other income (expenses), net	1,704	(10)	1,698	(32)

Income (loss) before income taxes	942	(4,723)	(1,827)	(9,361)

Income tax benefit	—	—	—
Current	—	—	—	(1,484)
Deferred	—	—	—	(655)
Total income tax benefit	—	—	—	(2,139)

Net income (loss)	$942	$(4,723)	$(1,827)	$(7,222)

Net income (loss) per share – basic	$0.07	$(0.42)	$(0.14)	$(0.68)
Net income (loss) per share – dilutive	$0.07	$(0.42)	$(0.14)	$(0.68)
Weighted average shares outstanding, basic	12,788,203	11,315,984	12,697,683	10,659,308
Weighted average shares outstanding, dilutive	12,807,361	11,315,984	12,697,683	10,659,308

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months ended September 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,882)	$(40)	$21,895
Net income	—	—	—	942	—	942
Balance, September 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(13,940)	(40)	$22,837

Nine months ended September 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common stock issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(1,827)	—	(1,827)
Balance, September 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(13,940)	$(40)	$22,837

Three months ended September 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2020 (unaudited)	10,143,158	$1	$19,657	$(3,741)	$(40)	$15,877
Shares of common stock issued with warrants for cash	1,250,000	—	2,812	—	—	2,812
Shares of common stock issued upon exercise of warrants	275,000	—	861	—	—	861
Net loss	—	—	—	(4,723)	—	(4,723)
Balance, September 30, 2020 (unaudited)	11,668,158	$1	$23,330	$(8,464)	$(40)	$14,827

Nine months ended September 30, 2020

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2019	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Shares of common stock issued with warrants for cash	1,250,000	—	2,812	—	—	2,812
Shares of common stock issued upon exercise of warrants	275,000	—	861	—	—	861
Net loss	—	—	—	(7,222)	—	(7,222)
Balance, September 30, 2020 (unaudited)	11,668,158	$1	$23,330	$(8,464)	$(40)	$14,827

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,827)	$(7,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	469
Inventory write-down	—	2,400
Amortization of operating lease right-of-use asset	484	466
Gain from forgiveness of PPP loan payable	(1,715)	—
Deferred tax assets	—	(655)
Changes in operating assets and liabilities:
Accounts receivable	(2,330)	(842)
Inventories	496	132
Prepaid expenses	(3,758)	930
Deposits	—	(4)
Income tax receivable	1,570	(1,484)
Accounts payable	(102)	(255)
Customer deposits	260	491
Accrued expenses and other current liabilities	110	(120)
Decrease in lease liability	(498)	(458)
Net cash used in operating activities	(6,890)	(6,152)

Cash flows from investing activities:
Acquisition of property and equipment	(14)	—
Proceeds from sales of property and equipment, including insurance proceeds	—	(3)
Net cash used in investing activities	(14)	(3)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	12,466	—
Proceeds from sale of common stock and warrants	—	2,812
Proceeds from exercise of warrants	707	861
Advance from line of credit	—	245
Proceeds from PPP Loan	—	1,715
Repayment of notes payable	(209)	(247)
Net cash provided by financing activities	12,964	5,386

Increase (decrease) in cash and cash equivalents	6,060	(769)
Cash and cash equivalents, beginning of period	1,646	2,840
Cash and cash equivalents, end of period	$7,706	$2,071

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands, except for share and per share data and where otherwise noted)

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Polar Power, Inc. was incorporated in the State of Washington as Polar Products, Inc. and in 1991 reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware (the “Company”). The Company designs, manufactures and sells direct current, or DC, power systems to supply reliable and low-cost energy to off-grid, bad-grid and backup power, electric vehicle (EV) charging, and nano-grid applications. The Company’s products integrate DC generator, proprietary electronic control systems, lithium batteries and solar photovoltaic (PV) technologies to provide low operating cost and emissions for telecommunications, defense, automotive, nano-grid, EV charging and industrial markets.

Impact of COVID-19

The Company continues to monitor the evolving COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities and it may need to make changes to its business based on their recommendations. COVID-19 has had, and is likely to continue to have, a material and substantial adverse impact on the Company’s results of operations including, among others, a decrease in the Company’s sales and delays in sourcing of raw materials from suppliers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, the Company could experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for its DC power systems, a reduction in its manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect its net revenues and its ability to remain a going concern.

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2020 and 2019 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three- and nine-month periods ended September 30, 2021 and 2020. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)
DC power systems	$4,023	$2,414
Engineering & Tech Support Services	52	—
Accessories	61	87
Total net sales	$4,136	$2,501

	Nine months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)
DC power systems	$11,884	$6,200
Engineering & Tech Support Services	222	—
Accessories	167	288
Total net sales	$12,273	$6,488

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)
Telecommunications	$3,524	$2,491
Government/Military	373	2
Marine	30	1
Other (backup DC power to various industries)	209	7
Total net sales	$4,136	$2,501

	Nine months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)
Telecommunications	$11,017	$6,294
Government/Military	538	9
Marine	44	5
Other (backup DC power to various industries)	674	180
Total net sales	$12,273	$6,488

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the three- and nine-month period ended September 30, 2021, there were no write-downs of inventory. For the three- and nine-month periods ended September 30, 2020, the Company recorded a write-down of inventory of $2,400.

As of September 30, 2021, and December 31, 2020, inventories consisted of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$5,494	$5,527
Finished goods	3,104	3,567
Total Inventories, net	$8,598	$9,094

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

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2021	December 31, 2020
	(unaudited)
Balance at beginning of the period	$600	$375
Payments	(496)	(634)
Provision for warranties	496	859
Balance at end of the period	$600	$600

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $12 and $10 at September 30, 2021 and December 31, 2020, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $20 and $28 at September 30, 2021 and December 31, 2020, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended September 30, 2021, 62% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. For the same period in 2020, 41%, 27%, and 23% of revenues were generated from the Company’s three largest customers, one of which is a telecommunications wireless carrier in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended September 30, 2021 and September 30, 2020, sales to telecommunications customers accounted for 85% and 99% of total revenues, respectively. For the three months ended September 30, 2021 and September 30, 2020, sales to international customers accounted for 7% and 23%, of total revenue, respectively.

For the nine months ended September 30, 2021, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 67% of total revenues. For the same period in 2020, sales to the Company’s four largest customers, two of which are Tier-1 telecommunications wireless carriers in the U.S., accounted for 57%, 13%, 12%, and 11% of total revenues, respectively. There was no other revenue from customers in excess of 10% of revenues in either period. For the nine months ended September 30, 2021 and September 30, 2020, sales to telecommunications customers accounted for 90% and 96% of total revenues, respectively. For the nine months ended September 30, 2021 and September 30, 2020, sales to international customers accounted for 10% and 13%, of total revenue, respectively.

Accounts receivable. At September 30, 2021, 73% and 10% of the Company’s accounts receivable were from the Company’s two largest customer receivable accounts. At December 31, 2020, 87% of the Company’s accounts receivable were from the Company’s largest customer. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2021 or December 31, 2020.

Accounts payable. At September 30, 2021, accounts payable to the Company’s largest vendors represented 13%, 10%, and 8%, respectively, of the Company’s accounts payable. At December 31, 2020, the three largest accounts payable accounts to the Company’s vendors represented 10%, 9%, and 8%, respectively, of the Company’s accounts payable.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued using the treasury stock method. Potential shares of common stock are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of shares of common stock during the reporting period.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Options	140,000	140,000
Warrants	24,122	465,000
Total	164,122	605,000

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,293	3,286
Vehicles	180	180
Leasehold improvements	390	390
Office equipment	181	177
Software	106	103
Total property and equipment, cost	4,221	4,207
Less: accumulated depreciation and amortization	(3,130)	(2,710)
Property and equipment, net	$1,091	$1,497

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2021 and 2020 was $134 and $156, respectively. During the three months ended September 30, 2021 and 2020, $129 and $148, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2021 and 2020 was $420 and $469, respectively. During the nine months ended September 30, 2021 and 2020, $402 and $450, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2021	December 31, 2020
	(Unaudited)
Total Equipment Notes Payable	$569	$777
Less Current Portion	240	267
Notes Payable, long term	$329	$510

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and December 2023. The aggregate monthly payments of principal and interest of the outstanding notes payable as of September 30, 2021 is approximately $22.

Future principal payments through the maturity dates of the notes payable as of September 30, 2021, consist of the following:

Year Ending	Notes Payable
2021 (remaining 3 months)	59
2022	242
2023	203
2024	65
Principal payments of the notes payable	$569

NOTE 4 – LINE OF CREDIT

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During the nine months ended September 30, 2021, the Company did not take any advances from the revolving credit facility. At September 30, 2021, there was no balance outstanding under the line of credit and the Company had availability under the line of credit in the amount of $2,612.

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

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company filed its application for a full loan forgiveness to Citibank in July 2021. On September 28, 2021, the Company received noticed from Citibank indicating that the SBA rendered final decision approving forgiveness of the PPP loan payable in the amount of $1,714. As such, during the three- and nine-month periods ended September 30, 2021, the Company recognized the reversal of the debt liability upon forgiveness of the PPP loan as “Gain on forgiveness of PPP loan payable” in the accompanying unaudited condensed statements of operations.

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

Issuance of common stock upon exercise of warrants

During the nine months ended September 30, 2021, warrants to purchase an aggregate of 225,878 shares of common stock were exercised, and the Company received net proceeds of $707 upon such exercise. In addition, warrants exercisable into 120,000 shares of common stock were converted under a cashless exercise option into 61,644 shares of the Company’s common stock.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average Exercise
	Options	Price
Outstanding, December 31, 2020	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, September 30, 2021 (unaudited)	140,000	$5.22
Exercisable, September 30, 2021 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares in any calendar year.

At September 30, 2021, the Company had total outstanding options of 140,000, which are fully vested, with exercise prices ranging from $4.84 to $5.60 per share. Option exercisable into 30,000 shares expire in December 2027 and the remaining options exercisable into 110,000 shares expire in April 2028.

The intrinsic value of the outstanding options at September 30, 2021 was approximately $45.

NOTE 8 – STOCK WARRANTS

At September 30, 2021, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2020	370,000	$8.75
Issued	—	—
Exercised	(345,878)	(4.07)
Outstanding, September 30, 2021 (unaudited)	24,122	$3.13
Exercisable, September 30, 2021 (unaudited)	24,122	$3.13

At December 31, 2020, the Company had outstanding warrants exercisable into 370,000 shares of the Company’s common stock, of which 250,000 warrants were issued in connection with a July 2020 private placement of the Company’s common stock, and the remaining 120,000 warrants were issued to underwriters in a December 2016 offering.

During the nine months ended September 30, 2021, warrants to purchase 225,878 shares of common stock were exercised at $3.13 exercise price per share or total net proceeds to the Company of $707 upon exercise. Also during the nine months ended September 30, 2021, warrants exercisable into 120,000 shares of the Company’s common stock were exercised under a cashless exercise option into 61,644 shares of the Company’s common stock.

The intrinsic value of the outstanding and exercisable warrants at September 30, 2021 was $58.

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

During the three months ended September 30, 2021 and 2020, Smartgen performed $15 and $33 in field services, respectively. Smartgen performed $66 and $193 in field services for the nine months ended September 30, 2021 and 2020, respectively.

Smartgen had $1 and nil purchases from the Company during the three and nine months ended September 30, 2021 and 2020, respectively.

NOTE 10 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at September 30, 2021, of 1.7 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months Ended September 30, 2021	Nine months Ended September 30, 2020
Lease Cost
Operating lease cost (of which $74 is included in general and administration and $451 is included in cost of sales in the Company’s statement of operations for the nine months ended September 30, 2021, and for the same period in 2020, respectively)	$525	$525

Other Information
Weighted average remaining lease term – operating leases (in years)	1.7	2.7
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2021	At December 31, 2020
Operating leases
Long-term right-of-use assets, net of accumulated amortization of $1,749 and $1,265, respectively	$1,079	$1,563

Short-term operating lease liabilities	$708	$670
Long-term operating lease liabilities	454	990
Total operating lease liabilities	$1,162	$1,660

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2021 (remaining 3 months)	182
2022	747
2023	280
Total lease payments	1,209
Less: Imputed interest/present value discount	(47)
Present value of lease liabilities	$1,162

Rent expense for the nine months ended September 30, 2021 and 2020 was $678 and $678, respectively.

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

Overview

We design, manufacture, and sell DC power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, marine and industrial. We are continuously diversifying our customer base. We are selling our products into non-telecommunication markets and applications at an increasing rate.

Within the telecommunications market, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications).

During the three months ended September 30, 2021 and 2020, 85% and 99%, respectively, of our total net sales were within the telecommunications market. For the three months ended September 30, 2021, 62% of our total net sales was derived from our largest customer, which is a Tier-1 telecommunications customer in the U.S. For the same period in 2020, our three largest customers represented 41%, 27%, and 23% of our total net sales, respectively, two being telecommunications customers in the U.S. with one of those two being a Tier-1 telecommunications customer. There was no other revenue from customers in excess of 10% of revenues in either period. During those periods, the majority of our sales were of our DC base powers systems. For the three months ended September 30, 2021 and September 30, 2020, sales to international customers accounted for 7% and 23% of total revenue, respectively.

During the nine months ended September 30, 2021 and 2020, 90% and 96%, respectively, of our total net sales were within the telecommunications market. In the nine months ended September 30, 2021, 67% of our total net sales was derived from our largest customer, which is a Tier-1 telecommunications customer in the U.S. In 2020, our four largest customers represented 57%, 13%, 12%, and 11% of our total net sales, respectively, two being Tier-1 telecommunications customers in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. During those periods, the majority of our sales were of our DC base powers systems. For the nine months ended September 30, 2021 and September 30, 2020, sales to international customers accounted for 10% and 13%, of total revenue, respectively.

Military sales are growing and adding to our customer diversification. Backlog orders from military customers represented 4% of our backlog for the period ended September 30, 2021. The military’s increasing use of robotics, drones, and digitization in the field is driving the demand for battery charging with DC generators. We believe increased sales to military customers provides us long-term visibility on product demand while helping us understand future commercial uses of our technologies. Historically we have always worked closely with military to jointly develop next generation of technologies and product configurations which later result in commercial uses. Military sales are advantageous because of their long-term contracts, and they provide funding to cover the cost of product development.

Advance Mobility applications require power to charge batteries and appliances within a vehicle. Our DC power systems are smaller in size, lighter in weight, and operate with greater efficiency than AC power systems, making our product ideal for these applications. Our advance mobility sales for this year to date is $4,209, which includes product shipped and orders that have been received from customers and included in our backlog. In June 2021, we received a $3.0 million order for DC power systems from a single customer in United States for use to charge stored batteries within a vehicle while providing energy to operate appliances installed in the vehicle. We anticipate our systems to be initially used in over 300 vehicles for test and evaluation.

We have supplied our DC generators to many automotive manufactures in support of their remote field testing of electric vehicles. We are presently in development of natural gas CHP home chargers as a solution to many homes that are not able to support fast charging using the electric grid. We believe we can compete with the electric utility rates for home and office charging by using natural gas and making use of surplus heat from the generator in certain bad grid and remote area applications. Our DC mobile EV charging systems can operate with diesel or propane and are ideal for emergency road service to rapid charge EV’s stranded without a charge. Our DC mobile EV charging systems offer convenience, faster charging, and lower cost than towing an EV on a flatbed to a charging station. We have shipped DC mobile EV charging systems used to extend range for specialty vehicles used in applications requiring low emissions. Our DC mobile EV charging systems provide direct charging to an electric vehicle’s battery.

We also developed DC power systems for medium to large solar PV applications to provide energy service for irrigation, refrigerated storage of meat and produce, and micro grid. By combining the energy of solar PV and propane or natural gas, our DC power systems can provide constant energy 24 hours a day without using expensive energy storage. Propane or natural gas fueled DC power systems are connected in parallel with the solar array (also a DC energy source) greatly simplifying the means of combining multiple energy sources. This process is more efficient and lowers both the CAPEX and OPEX of the Solar systems by eliminating battery storage and / or connection to the grid. Currently, the most popular technologies used in these applications are either grid power, diesel only, or a combination of grid and solar with a large battery bank. Our proposed technology is more environmentally friendly and lowers the cost of food processing. Currently, we have sold a limited number of our DC power systems that are undergoing field trials.

We expect that opportunities in the bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power more than eight hours), and off-grid (i.e., areas where wireless towers are not connected to an electrical grid) applications, which include telecommunications towers, commercial and residential backup power, electric vehicle charging, “mini-grid” and various other power applications, will help to expand the market for our natural gas/LPG (propane) product lines domestically and internationally. We plan to develop new configurations of DC power system, battery storage and solar products to optimize the match between our solutions and various application needs.

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

During December 2020, a limited supply of the COVID-19 vaccine was released to the general public. Since then, over 150.9 million people in the U.S. have been vaccinated and showing positive results aimed to control the pandemic, and many restrictions previously imposed to control the pandemic were eased around the world and especially in the U.S. In July 2021, the COVID-19 delta variant fueled a COVID-19 surge around the world leading to many restrictions being put back in place and threatening the U.S. economic recovery. We remain hopeful that we will continue to see improvements in the control of COVID-19 and find better opportunities to improve our business operations. Most of our employees, customers, and suppliers have received the COVID-19 vaccine and we continue to maintain COVID-19 precautionary measures. Control over COVID-19 will improve our ability to travel for purpose of training our sales staff and customers, commissioning of generators, and promoting the rollout of our new products to enhance our efforts for customer diversification. We expect to see significant improvements to labor and manufacturing efficiencies as our sales backlog and production demand continue to grow and delays in the supply chain improve. In addition, we believe our investments during the last two years in our facilities, our state-of-the-art manufacturing equipment, and training of our staff place us in good position to achieve significant improvements in our financial position as opportunities arise and the negative impact of COVID-19 is reduced.

Recent Business Events

We continue to see increasing demand of our DC power systems primarily by our Tier-1 telecommunications customers in the U.S. Our net sales for the nine months ended September 30, 2021, increased 89% as compared to our net sales during the same period in 2020. Our backlog increased by $4.8 million, or 72%, as of September 30, 2021 to $11,470, as compared to backlog of $6,670 on June 30, 2021. At September 30, 2021, 63% of our backlog represented purchase orders from our largest Tier-1 telecommunications customer, and 32% represented purchase orders from advanced mobility applications from commercial and military customers. We believe this increase in demand is due to the expansion of 5G networks by the telecommunications carriers and a decrease in COVID-19 related shutdowns and restrictions. The focus on vehicle electrification, EV charging infrastructure and hybrid vehicles to reduce emissions across all vehicle platforms in the government and commercial sectors augurs well for our technology. The need for battery charging in stationary and mobile applications globally provides expanded opportunity for our technology and products. The space and weight restrictions of most vehicle programs does not allow traditional power systems like AC generators to work thereby creating a unique advantage for our DC power solutions.

The implementation of 5G networks by Tier-1 telecommunication customers currently have significantly higher power requirements at cell sites than the previous 4G networks. In addition, use of 5G technology in IoT, video streaming, and data analytics applications requires cell sites to be operational 100% of the time which, in turn, increases the demand for reliable power backup systems. During the first half of 2021, we invested in the development of natural gas powered DC backup power systems with increased power utilizing larger engines and improved emission control systems. We believe increased power usage of 5G networks enhances market opportunities for our higher efficiency DC power systems as compared to traditional AC power systems. We believe being an approved supplier for the three largest Tier-1 telecommunication providers in the U.S. provides us with additional growth opportunities during the current rapid 5G expansion in the largest urban centers in the U.S.

In 2020, we introduced our new DC generator line equipped with our proprietary control systems designed for 24/7 prime power applications providing power outputs between 5 kW to 15 kW. Presently we are in the process of EPA certification on a larger Toyota engine (model 4Y) for our 20 to 30 kW DC generators. Our next generation DC systems offer significantly lower greenhouse gas emissions while lowering maintenance and fuel costs when compared to diesel AC generators. Our larger DC generator models will integrate solar and battery storage with low emissions natural gas/LPG powered generators, which are an ideal solution for both off-grid and bad-grid applications.

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

In order to effectively manage our liquidity during this period of uncertainty caused by the COVID-19 pandemic, on February 7, 2021, we entered into an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., pursuant to which we agreed to sell an aggregate of 750,000 shares of our common stock in a firm commitment underwritten public offering at a price per share to the public of $18.00. The public offering closed on February 10, 2021. We received net proceeds of approximately $12.5 million which we are using for general corporate purposes.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2021 were $4,136, which represents a 65% increase in net sales as compared to $2,501 for the three months ended September 30, 2020. Our net sales for the nine months ended September 30, 2021 were $12,273, which represents a 89% increase in net sales as compared to $6,488 for the same period in 2020. We continue to see improvements in all market segments across the U.S. as the economy normalizes after the COVID-19 related shutdowns and restrictions. We anticipate that the expansion of 5G networks in the U.S. markets, requiring new installs and/or upgrades of backup power systems at cell sites, will help to drive an increase in our revenues over the next five years.

Our sales backlog as of September 30, 2021 was $11,470, with 66% of that amount being attributable to telecommunications customers, 28% to advanced mobility applications in commercial vehicles, 4% to advanced mobility applications in military vehicles, 1% to marine customers, and 1% to other customers.

In September 2021, we received notice from Citibank that our request for forgiveness of the Paycheck Protection Program (PPP) loan was approved. For the quarter ended September 30, 2021, we recognized a non-cash gain of $1.7 million within Other income (expense) on the condensed statement of operations.

For the remainder of 2021, we plan to continue to expand our customer base in all market segments in the U.S. We also anticipate that our sales will increase as the global economy recovers from the impact of the COVID-19 pandemic. However, the full impact of the COVID-19 pandemic on our financial and operating performance will depend significantly on the duration and severity of the outbreak, the actions taken to contain or mitigate its impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 27 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2021 (unaudited)	2020 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2021	2020
Net sales	$4,136	$2,501	$1,635	65%	100.0%	100.0%
Cost of sales	3,170	2,800	(370)	(13)%	76.6%	112.0%
Increase in inventory reserve	—	2,400	2,400	100%	—	96.0%
Gross profit (loss)	966	(2,699)	3,665	136%	23.4%	(107.9)%
Sales and marketing expenses	372	445	73	16%	9.0%	17.8%
Research and development expenses	533	489	(44)	(9)%	12.9%	19.6%
General and administrative expenses	823	1,080	257	24%	19.9%	43.2%
Total operating expenses	1,728	2,014	286	14%	41.8%	80.5%
Loss from operations	(762)	(4,713)	3,951	84%	(18.4)%	(188.4)%
Interest and finance costs	(14)	(11)	(3)	(37)%	(0.4)%	(0.4)%
Gain from PPP loan forgiveness	1,715	—	1,715	—	41.4%	—
Other income (expense), net	3	1	2	182%	0.1%	0.0%
Income (loss) before income taxes	942	(4,723)	5,665	120%	(22.8)%	(188.8)%
Net income (loss)	$942	$(4,723)	$5,665	120%	(22.8)%	(188.8)%

Net Sales. Net sales increased $1,635, or 65%, to $4,136 for the three months ended September 30, 2021, as compared to $2,501 for the same period in 2020. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Tier-1 telecommunications customers continue to expand their 5G networks in the U.S. markets, requiring new installs and/or upgrades of backup power systems at cell sites. We also believe the improvements to control the spread of COVID-19 has had a positive impact in getting the economy to normalize creating opportunities to increase sales. Sales to our largest customer accounted for 62% of our total net sales during the three months ended September 30, 2021. For the same period in 2020, 41%, 27%, and 23% of revenues were generated from our three largest telecommunications customers. There were no other customers with revenue in excess of 10% of our total net sales in either period.

For the three months ended September 30, 2021, and September 30, 2020, sales to international customers accounted for 7% and 23%, of total revenue, respectively.

Cost of Sales. Cost of sales during the three months ended September 30, 2021, increased by $370, or 13%, to $3,170, as compared to $2,800 during the same period in 2020. Cost of sales as a percentage of net sales during the three months ended September 30, 2021, decreased to 76.6% as compared to 112% in the same period in 2020. The decrease in cost of sales as a percentage of net sales is a result of improved manufacturing overhead absorption and improvements in labor efficiencies resulting from a higher manufacturing volume. We believe our manufacturing facilities are under-utilized in large part due to the significant investments we made in manufacturing equipment and facilities during the previous two years to increase our production capacity. These initiatives have resulted in an increase in overhead costs per unit related to our lower production volumes. We believe as sales volumes increase, overhead costs will be reduced for each unit sold thereby improving our overall gross margins.

For the three months ended September 30, 2020, an inventory reserve of $2,400, 96% of net sales, was recorded in cost of sales as a separate line item.

Gross Profit (Loss). We had a gross profit of $966 for the three months ended September 30, 2021, which is an increase in gross profit of $3,665, or 136%, as compared to gross loss of $2,699 during the same period in 2020. Increase sales of 65% has improved factory overhead absorption benefitting the gross margin. Our gross margin excluding the inventory reserve of $2,400 improved from 11.9% in three month period ending September 30, 2020 to 23.3% in three month ending September 31, 2021.

Sales and Marketing Expenses. During the three months ended September 30, 2021, sales and marketing expenses decreased by $73, or 16%, to $372, as compared to $445 during the same period in 2020. The decrease was attributable to a decrease in fringe benefits expenses during 2021 as compared the same period in 2020. We plan to increase our sales and marketing expenditures as travel restrictions are lifted and tradeshow and similar events return to normal.

Research and Development Expenses. During the three months ended September 30, 2021, research and development expenses increased by $44, or 9%, to $533, as compared to $489 during the same period in 2020. During the same period in 2021, we increased our research and development efforts to support customization projects related to DC powers systems for non-telecommunications customers. We plan to expand our engineering capabilities to continue diversification of product line into low emission, longer life natural gas platforms.

General and Administrative Expenses. General and administrative expenses decreased by $257, or 24%, to $823 during the three months ended September 30, 2021, as compared to $1,080 during same period in 2020. The three-month period ended September 30, 2020, included $248 in legal and brokerage fees related to a private placement equity raise and $77 in loan origination expenses related to our credit facility with Pinnacle Bank. We do not anticipate any significant changes in administrative expenses over the short term.

Interest and Finance Costs. Interest expense for the three months ended September 30, 2021 was $14, as compared to $11 during the same period in 2020. We had a $3 increase in interest expense attributable to the minimum finance charges of $2.5 on our credit facility with Pinnacle Bank.

Gain from PPP Loan Forgiveness. In September 2021, we received noticed from Citibank that our request for forgiveness of our PPP loan was approved except for five hundred dollars. We recognized a non-cash gain of $1.7 million within Other income (expense) on the condensed consolidated statement of operations.

Income Tax. We had no income tax expense for the three months ended September 30, 2021, and for the same period in 2020.

Net Income. As a result of the factors identified above, we reported net income of $942, or $0.07 per basic and diluted share, for the three months ended September 30, 2021, as compared to net loss of $4,723, or $(0.42) per basic and diluted share, for the same period in 2020.

Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2021 (unaudited)	2020 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2021	2020
Net sales	$12,273	$6,488	$5,785	89%	100.0%	100.0%
Cost of sales	10,398	7,658	(2,740)	(36)%	84.7%	118.0%
Increase in inventory reserve	—	2,400	2,400	100%	—	37.0%
Gross profit (loss)	1,875	(3,570)	5,445	153%	15.3%	(55.0)%
Sales and marketing expenses	1,119	1,296	177	14%	9.1%	20.0%
Research and development expenses	1,485	1,309	(176)	(13)%	12.1%	20.2%
General and Administrative expenses	2,796	3,154	358	11%	22.8%	48.6%
Total operating expenses	5,400	5,759	359	6%	44.0%	88.8%
Loss from operations	(3,525)	(9,329)	5,804	62%	(28.7)%	(143.8)%
Interest and finance costs	(46)	(46)	—	—%	(0.4)%	(0.7)%
Gain from PPP loan forgiveness	1,715	—	1,715	—	14.0%	—
Other income (expense), net	29	14	15	110%	0.2%	0.2%
Loss before income taxes	(1,827)	(9,361)	7,534	80%	(14.9)%	(144.3)%
Income tax benefit	—	(2,139)	(2,139)	(100)%	0.0%	(33.0)%
Net loss	$(1,827)	$(7,222)	$5,395	75%	(14.9)%	(111.3)%

Net Sales. Net sales increased $5,785, or 89%, to $12,273 for the nine months ended September 30, 2021, as compared to $6,488 for the same period in 2020. The increase in net sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. to support their 5G infrastructure buildout. We also believe the normalization of business activity with fewer shutdowns and restrictions has had a positive effect in increasing sales during 2021. Sales to our largest customer accounted for 67% of our total net sales during the nine months ended September 30, 2021. Sales to our largest customers for the nine months ended September 30, 2020, accounted for 57%, 13%, 12%, and 11% of total net sales. There was no other customer with revenue in excess of 10% of our total net sales in either period.

For the nine months ended September 30, 2021, and September 30, 2020, sales to international customers accounted for 10% and 13% of total revenue, respectively.

Cost of Sales. Cost of sales during the nine months ended September 30, 2021, increased by $2,740, or 36%, to $10,398, as compared to $7,658 during the same period in 2020. Cost of sales as a percentage of net sales during the nine months ended September 30, 2021 decreased to 84.7%, as compared to 118.0% in the same period in 2020 as a result of improvements in overhead absorption and labor efficiencies resulting from a higher volume in sales.

For the nine months ended September 30, 2020, an inventory reserve of $2,400, 37% of net sales, has been recorded in cost of sales as a separate line item.

Gross Profit (Loss). Gross profit during the nine months ended September 30, 2021 increased by $5,445, or 153%, to gross profit of $1,875, as compared to gross loss of $3,570 during the same period in 2020. Our gross profit as a percentage of net sales was 15.3% for the nine months ended September 30, 2021, as compared to (55.0)% loss in the same period in 2020. The increase in gross profit margin was attributable to an increase in factory overhead absorption resulting from higher sales resulting in improved utilization of our production facilities during the nine months ended September 30, 2021.

Sales and Marketing Expenses. During the nine months ended September 30, 2021, sales and marketing expenses decreased by $177, or 14%, to $1,119, as compared to $1,296 during the same period in 2020. The decrease was attributable to a decrease in fringe benefits expenses during 2021 as compared the same period in 2020. We expect sales and marketing expenses to gradually increase for the remainder of this year as travel restrictions are lifted and tradeshow and promotional events reopen.

Research and Development Expenses. During the nine months ended September 30, 2021, research and development expenses increased by $176, or 13%, to $1,485, as compared to $1,309 during the same period in 2020. The increase in research and development expense in 2021 was a result of increased research and development efforts to support customization projects related to DC powers systems for non-telecommunications customers and the development of our new 20 to 30 kW generator based on a larger Toyota engine.

General and Administrative Expenses. General and administrative expenses decreased by $358, or 11%, to $2,796 during the nine months ended September 30, 2021, as compared to $3,154 during same period in 2020. The decrease in general and administrative expenses was as a result of a decrease in legal and consulting fees in 2021 when compared to 2020. In 2020 we incurred $248 in legal and brokerage fees related to a private placement equity raise and $77 in loan origination expenses related to our credit facility with Pinnacle Bank. We anticipate our general and administrative costs to remain flat for the remainder of 2021.

Interest and Finance Costs. Interest and finance costs for the nine months ended September 30, 2021 was $46, as compared to $46 during the same period in 2020. Interest and finance cost is primarily incurred in interest expense attributable to the monthly minimum finance charges of $2.5 on our credit facility with Pinnacle Bank. The balance is attributable to interest and finance charges from equipment and insurance financing costs.

Gain from PPP Loan Forgiveness. In September 2021, we received noticed from Citibank that our request for forgiveness of our PPP loan was approved except for five hundred dollars. We recognized a non-cash gain of $1.7 million within Other income (expense) on the condensed statement of operations. The balance will be paid off before the end of 2021.

Income Tax Benefit. We had an income tax benefit of nil for the nine months ended September 30, 2021, compared to an income tax benefit of $2,139 for the same period in 2020.

Net Loss. For the nine months ended September 30, 2021, we incurred net loss of $1,827, or $(0.14) per basic and diluted share, as compared to net loss of $7,222, or $(0.68) per basic and diluted share for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Our available capital resources on September 30, 2021 consisted primarily of $7,706 in cash and cash equivalents, as compared to $1,646 as of December 31, 2020 and we had availability under our credit facility with Pinnacle Bank, or Pinnacle, in the amount of $2,612. We believe we have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs for the next twelve months from the date of this report.

During the nine months ended September 30, 2021, we funded our operations primarily from cash on hand. As of September 30, 2021, we had working capital of $21,356, as compared to working capital of $10,123 at December 31, 2020. This $11,233 increase in working capital is primarily attributable to a $6,060 increase in cash and cash equivalents resulting from net cash of $6,890 used in operating activities, $14 used in investing activities, and net cash from financing activities of $12,964 which includes net proceeds of $12.5 million from closing an underwritten public offering of 750,000 shares of common stock in February 2021. In addition, we received net proceeds of $707 from the exercise of certain of our common stock warrants. We also recognized a non-cash gain of $1,715 as a result of receiving forgiveness of our obligations for the PPP loan in September 2021.

On September 30, 2021 and December 31, 2020, our net trade receivables totaled $3,520 and $1,190, respectively. On September 30, 2021, $2,579 (73%) and $339 (10%) represented customer account balances of our two largest accounts receivable customer accounts, while $1,041 (87%) and $53 (5%) represented customer account balances of our two largest accounts receivable customer accounts on December 31, 2020.

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

We did not have an outstanding balance under the Loan Agreement at September 30, 2021 and December 31, 2020. As of September 30, 2021, we had availability under the Loan Agreement of $2,612 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

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

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company filed its application for a full loan forgiveness to Citibank in July 2021. On September 28, 2021, the Company received noticed from Citibank indicating that the SBA rendered final decision approving loan forgiveness in the amount of $1,714. As a result, we recognized a non-cash gain of $1.7 million within Other income (expense) on the condensed statement of operations in the third quarter of 2021.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(6,890)	$(6,152)
Investing Activities	(14)	(3)
Financing Activities	12,964	5,386
Net decrease in cash	$6,060	$(769)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $6,890, as compared to net cash used in operating activities of $6,152 for the same period in 2020. This increase in net cash used in 2021 was primarily due to a net loss of $1,827, a decrease in inventories of $496, a decrease in income tax receivable of $1,570, offset with an increase in accounts receivable of $2,330, an increase in prepaid expenses of $3,758 primarily for Toyota engines. We received forgiveness of our obligations for the PPP loan in the September 2021, and we recognized a non-cash gain of $1.7 million within Other income (expense) on the condensed statement of operations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 totaled $14, as compared to $3 used during the same period in 2020. This increased use of cash of $11 was primarily due to increased property and equipment acquisitions during the third quarter of 2021.

Financing Activities

Net cash provided by financing activities totaled $12,964 for the nine months ended September 30, 2021, as compared to $5,386 provided in financing activities during the same period in 2020. This increase was primarily due to the issuance and sale of 750,000 shares of our common stock in a firm commitment underwritten public offering on February 10, 2021. We received net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants issued in our July 2020 private placement.

Backlog

As of September 30, 2021, we had a backlog of $11,470. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at September 30, 2021 was comprised of the following elements: 66% in purchases of DC power systems by telecommunications customers, 28% in purchases by our advanced mobility customer for commercial vehicles, 4% in purchases by military contractors, 1% by marine customers, and 1% from other markets. Due to overall shortage of commodities worldwide caused by COVID, our largest customers have placed orders with delivery dates up to nine months in the future. We believe this provides us better control on operational efficiencies and inventory management. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of September 30, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter or three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in the past. For the quarter ended September 30, 2021, we incurred net income of approximately $942. For the nine months ended September 30, 2021, we incurred a net loss of approximately $1.8 million. For the years ended December 31, 2020 and 2019, we incurred net losses of approximately $10.8 million and $4.0 million, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company and Toyota Corporation. Engines from Yanmar and Toyota represented approximately 80% and 11% of our total engines sold as a component of our DC power systems during the three months ended September 30, 2021, respectively, and represented approximately 63% and 32% of our total engines sold as components of our DC power systems during the same period in 2020, respectively. Engines from Yanmar and Toyota represented approximately 83% and 5% of our total engines sold as a component of our DC power systems during the nine months ended September 30, 2021, respectively, and represented approximately 73% and 13% of our total engines sold as components of our DC power systems during the same period in 2020, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended September 30, 2021, and 2020, our sales to international customers accounted for 2% and 7%, respectively, of total revenue. During the nine months ended September 30, 2021, and 2020, our sales to international customers accounted for 12% and 7%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of September 30, 2021, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

