Form 10-K
period 2021-12-31
Polar Power, Inc.
filed 2022-03-31
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $65,944,935.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 31, 2022 was 12,788,203.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences of the novel coronavirus, or COVID-19, pandemic on matters including U.S., local and foreign economies, wars and international conflicts including the current military actions involving the Russian Federation and Ukraine, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

FINANCIAL PRESENTATION

All dollar amounts in this Annual Report on Form 10-K are presented in thousands, except share and per share data and where otherwise noted.

ii

PART I

Item 1.	Business

Overview

We design, manufacture, and sell DC power generators, renewable energy and cooling systems for applications primarily in the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle, marine and industrial. We are continuously diversifying our customer base and are selling our products into non-telecommunication markets and applications at an increasing rate. The changes in customer diversity are reported in the financial section.

Within the various markets we service, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power and mobile applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications).

It’s more efficient to build power systems around the DC generator because it’s simpler to integrate with battery storage and solar photovoltaics which also operate on DC. Many applications in communications, water pumping, lighting, vehicle and vessel propulsion, security systems operate on DC power only. Many micro-grids and energy storage are DC based and use inverters to convert the DC to AC.

Serving these various markets, we offer the following configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

●	Base power systems. These stationary systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

●	Hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary battery management system into our standard DC power systems.

●	DC solar hybrid power systems. These stationary systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power systems.

●	Mobile power systems. These are very light weight and compact power systems used for EV charging, robotics, communications, security.

Our DC power systems are available in diesel, natural gas, LPG / propane and renewable fuel formats, with diesel, natural gas and propane gas being the predominant formats.

We were incorporated in 1979 in the State of Washington as Polar Products, Inc., and in 1991 we reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware. Our internet website address is https://polarpower.com/.

Recent Business Events

The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. As a key supplier to critical infrastructure projects, we have worked to maintain ongoing operations. We operate our business in compliance with applicable state and local laws and are observing recommended public health and governmental authority guidelines to minimize the risk of spreading the COVID-19 virus including implementing, where possible, safe-distancing, work-from-home procedures, and additional sanitization efforts where facilities remain open to provide necessary services. This allows us to continue to serve our customers.

The pandemic has resulted in temporary stay-at-home mandates, labor shortages, disruptions in the chain of supply, higher material costs, travel restrictions, and postponement or cancellation of tradeshows and other marketing events. These disruptions negatively affected our U.S. Tier-1 telecommunications customers which, in turn, resulted in a significant reduction in our new equipment orders and slow-down in shipments in 2020.

During 2021, public health and governmental authorities have taken progressive action to help control the spread of COVID-19. Currently, approximately 64% of the U.S. population is considered fully vaccinated with the COVID-19 vaccine which was initially released to the general public in the U.S. in December 2020. In addition, several COVID-related shutdowns and restrictions have been lifted. We believe these actions have improved our customers’ ability to deploy new systems which resulted in an increase in our net sales during 2021. We experienced an 89% increase in net revenues in 2021 as compared to 2020.

During 2021, the implementation of 5G networks by Tier-1 telecommunication customers in the U.S. has also resulted in a significant increase in shipments of our DC power systems. Our net sales to telecommunications customers in the U.S. increased by 93% to $13.8 million in 2021 as compared to $7.1 million in 2020.

During the pandemic, we focused on diversifying our sales efforts to increase sales to the U.S. military, advanced mobility customers in the U.S, and international telecommunications customers. During the second half of 2020 and throughout 2021, we experienced measurable success in our diversification strategy. During this period, we received a $3.0 million purchase order from a new advanced mobility customer, which we expect to start shipping in mid-year 2022. During 2021, our shipments to military customers also increased to $798 as compared to $120 in 2020.

For the three-year period prior to the pandemic, we experienced high double-digit sales growth which resulted in us making strategic investments to increase our production capacity to $50 million annual revenue through an increase in plant space and the addition of automation equipment. The unanticipated drop in sales during 2020 caused a disproportionate distribution of fixed and semi-fixed overhead costs across much lower revenues. During 2021, the increase in product shipments resulted in a decrease in our cost of sales as a percentage of total net sales. This was primarily because of improved labor efficiencies and increased absorption of manufacturing overhead resulting from higher volume in net sales. We believe our investments in state-of the-art equipment, additions to manufacturing plant space, and employee training will continue to yield improvements in our gross margins as sales volumes continue to increase and as the economy normalizes from the impact of the pandemic and other known and unknown factors affecting the global economy.

Markets

We primarily operate within the telecommunications market and, to a lesser extent, in other markets, including military, electric vehicle charging, marine and industrial. We are continuously diversifying our customer base and are selling our products into non-telecommunication markets and applications at an increasing rate.

Telecommunications

We provide power generation equipment for the telecommunications markets. Our equipment provides backup power to grid connected mobile tower sites during power outages resulting from severe weather like hurricanes, wildfires, and floods. Most telecommunications towers are equipped with battery backup for short term power outages. Our DC power generators are installed to address longer-term disruptions in power. We also deliver products that provide prime power for off-grid telecommunications tower sites installed in remote and rural areas where reliability of the power grid is suspect. Since 2012, the telecommunications market is our largest market segment and has contributed over 87% of our annual revenues.

Since 2012, we developed products and configurations that target telecommunications applications with key features like high fuel efficiency, light weight and compact design when compared to our competitors’ products. These features allow our telecommunications customers to install equipment requiring a smaller footprint on building roof tops and compact commercial sites while also requiring less fuel storage due to the fuel efficiency of our products. In the past five years, we have gained approval and certifications from four top Tier-1 telecommunications operators in the U.S. market. With over 90% of the world’s telecommunication towers located in non-U.S. territories, we decided to establish international sales offices in Poland, Romania, Australia, U.A.E., Dominican Republic and South Africa to provide long term growth. In 2017, we began investments into international markets and have recorded a steady increase in sales every year since.

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

In 2016, the military began the Advanced Medium Mobile Power Sources, or AMMPS, a U.S. Department of Defense program to develop and deliver 5 kW-50 kW output ranging generators in either a skid, trailer mounted, or microgrid configurations to replace legacy standalone AC generators. The new generation of mobile power generators combined with solar and wind power can function as sustainable sources of DC and AC power in remote areas. The new generation of AMMPS power systems are required to provide 21% higher fuel efficiency, lower noise, weight, 90% reliability and be capable of performing in extreme environments. During 2020, we directly and jointly partnered with defense contractors, provided DC hybrid power systems, with integrated controls providing higher fuel efficiency than legacy AC generators currently in use.

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

The 50 kW generator will provide roadside emergency charging services for electric vehicles.

Electric Vehicle Charging

According to Presedence Research, a market research company, the electric vehicle market is expected to register a compound annual growth rate (CAGR) of 40.7% during the forecast period 2022 to 2027. The firm estimates the global electric vehicle market at $7 billion USD in 2021 and is expected to reach $802.81 billion USD by 2027. The primary growth factors driven by significant number of government incentives such as tax rebates, subsidies, and grants. This increase will require approximately 29 million additional charging stations globally to support the cumulative growth of electric vehicles.

A 2018 article by McKinsey & Company entitled “The potential impact of electric vehicles on global energy systems” stated that although a modest increase in electric vehicle sales of 5% will not lead to a shortage in electricity since most new capacity can be delivered by renewables like solar, wind, and gas-powered generation. This modest increase in sales may have a significant impact on peak loads, especially in concentration points of electric vehicle charging and during the evening peak times when most electric vehicle users connect their vehicles for charging. The report claims unmanaged peak load increases due to electric vehicle charging will require increases in costly sub-station upgrades. We believe that the more cost-effective option will be investing into battery storage at the utility level to manage the peak loads or flexible electricity costs for electric vehicle charging in an effort to discourage peak load charging.

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

Our electric vehicle charger was initially designed in 2009 as a diesel-fueled mobile charger for EV manufacturers to aid in testing their vehicles in the field. We have supplied these mobile chargers to five of the leading automakers in the USA. We are presently improving this product by replacing the diesel engine with a heavy duty 60,000-hour plus lifetime Toyota natural gas or propane engine. This product targets residential customers that own or are expected to own electric vehicles during the next five years.

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

Our Mini-Grid system uses natural gas or LPG as primary fuel source, the same fuel as cooking fuel in rural and remote regions worldwide. For decades, many governments have been allocating resources to eliminate solid fuels like wood, solid waste as cooking fuels from rural and remote communities. Significant progress has been made by providing economic subsidies for use of natural gas or LPG as cooking fuel to reduce pollution. In 2017, we established sales offices near the emerging growth countries of Australia and U.A.E. setup to develop strategic alliances with distributors to promote our residential solutions to communities living in bad-grid and off-grid areas.

Our Competitive Strengths

We have over a 40-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, commercial, industrial and marine markets. We have invested significant capital and engineering expertise to develop power generation systems that are environmentally friendly and fuel-efficient. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development has led to the development of DC power systems with output ranging from 5 kW – 50 kW. Our DC power systems integrates our proprietary DC alternator with electronic controls to monitor and control the power being outputted to the equipment, which is then coupled to an engine assembly and cooling systems. Our DC power system output voltage can be configured between 12 V – 800 VDC to match the precise application needs (e.g., telecom equipment, robotic propulsion drives, electric drives for marine vessels, electric vehicle chargers, etc.). Over the past decades we have developed proprietary charge algorithms for most commercially available batteries and match charge algorithms to battery model or chemistry prior to initiating a charge cycle. Unlike AC power systems, our DC power systems are directly connected to the battery source and therefore optimized for efficiently and safely charging a particular battery chemistry. AC power systems are indirectly connected to commercially available battery chargers that convert the AC output to DC voltage making it less efficient, higher in cost, and require considerably more space.

●	Engineering Expertise. Over the past four decades we have strategically constructed a product portfolio that focuses on improving energy efficiency by developing DC power output-based equipment where all major components and technologies are developed in-house, and proprietary manufacturing processes created in-house to ensure product reliability and long life. Our leading competitors approached the need for DC equipment in the telecom, military, and industrial markets by modifying legacy AC generators with conversion equipment resulting in significantly lower efficiency when compared to DC power systems. Being one of the first companies to develop DC generators for telecommunications, we developed proprietary components ranging from alternators, control systems and charging algorithms for various battery chemistries. We have focused on providing the lowest cost of ownership with demonstrated long life of our equipment during the past thirty years. Lowest cost of ownership is complemented with the best fuel economy, best in class weather resistance provided by aluminum enclosures and customized algorithms matching battery chemistries and operational profiles.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless telecommunications customers.

●	Strong Customer Base. Our customer base consists of large telecommunications companies, military sub-contractors and industrial companies. Tier-1 telecommunications customers have represented 62% to 91% of our aggregated sales for the past five years. Initial demand of our products by telecommunications customers was primarily based on the need to provide backup power during electricity outages and for off grid remote locations. While our competitors provided and continue to provide legacy AC generators with DC conversion devices, we elected to invest significant time and capital in the research and development of products with a lowest cost of ownership. Certification of our products by Tier-1 telecommunications customers was time intensive and takes upwards of three years of field trials to receive final product acceptance. This thorough approach to vendor selection reduces the number of vendors selected by our telecommunications customers and has dramatically reduced the number of competitors in the U.S. markets. Currently, a significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. Since 2020, we increased our efforts to diversify our sales efforts to include Tier-2 telecommunications customers, off-grid remote area products and residential charging. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established sales offices in emerging markets like U.A.E., Australia, Poland and the Dominican Republic. Our sales team directly markets to Tier-1 telecommunications companies in their regions.

●	Experienced Management Team. Our Chief Executive Officer and key engineers combined have over 100 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating our management’s abilities and our engineering aptitude can be found in our successful track record over the last 25 years of executing research, design and engineering contracts, with an average of four projects per year.

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

With over 40 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging sources within the telecommunications industry. Because of the increased power outages during emergencies and natural disasters, existing and new wireless installations need to be upgraded to provide reliable operations during times of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless telecommunications providers and more than 500 small wireless and cable operators in the U.S. Our goal is to further diversify our customer base. We believe the rapid transition towards 5G will result in an increase in demand for back-up power generators and that our new LPG / natural gas DC power systems will allow us to better compete on an economic basis with our competitors that provide AC power systems.

●	Expand global sales to bad-grid or off-grid markets. The increase in telecommunications subscriber base in rural and remote areas in emerging countries has increased the deployment of telecommunications sites in off-grid and bad-grid areas. During 2021, approximately 82% of our DC power systems sales were to U.S. telecommunications customers, which we believe represents only 4.7% of the total global telecommunications market. We believe that the lack of a stable electric infrastructure in rural regions of many developing nations provides significant opportunity for our products in both off-grid and bad-grid location. During 2020, we demonstrated our products to several prospects in need of off-grid and/or bad-grid solutions which resulted in several initial orders.

●	Further develop our new LPG and natural gas DC power systems. With the increased growth in off-grid and bad-grid telecommunications sites, emissions generated by telecommunications towers is beginning to be a major contributor of pollution and greenhouse gases. Since 2019, we have developed lower emission LPG and natural gas DC power generators for use in rural off-grid and bad-grid sites. We initiated this development by partnering with world’s largest natural gas engine manufacturer, Toyota Engines, located in Japan. Subsequently, we integrated engine control systems utilizing control technology from Bosch, located in Germany, and concluded by receiving certification from the EPA in December 2019 to sell our new product in all 50 states in the U.S. Upon certification, we began marketing this low emission natural gas solution to telecommunications customers worldwide and in the midst of the COVID-19 pandemic we secured several orders for natural gas configured backup and prime power applications. During 2020, we began shipments of our DC natural gas generators to several domestic and international Tier-1 telecommunications customers. In 2022, we plan to expand our sales and service network for our natural gas generators, targeting residential and telecommunications customers in the U.S. while also targeting Tier-1 telecommunications customers in emerging nations with solar hybrid natural gas generators for off-grid markets.

●	Expand renewable solar energy product offerings. Developing regions like Africa, South East Asia and Latin America lack an electric utility infrastructure to support the installation of grid connected telecommunications towers in remote areas. Due to these challenges, telecommunications companies are installing hybrid power generation systems that consist of solar panels, batteries and fossil fuel powered generators. Installing fuel inefficient generators combined with solar and batteries without any integration is proving to be cost prohibitive. Several local government programs to subsidize the adoption of solar and battery storage along with generators in off-grid telecommunications towers have failed due to lack of quality components and integration. We believe our hybrid systems using natural gas fuel powered generators integrated with solar and battery storage offer an ideal solution for this market.

Our Technologies

Starting in 1979, Polar began manufacturing and exporting solar PV vaccine refrigerator/freezers as part of the WHO Cold Chain projects. We developed solar refrigeration and air conditioning systems that operated directly with DC batteries, along with solar photovoltaic charge controls. Our DC power and refrigeration technologies drew the attention of various military projects. We manufactured packaged remote home power systems for Arizona Public Service who in turn provided them to remote customers. The use of remote home power systems drew our attention to the need for DC generator sets.

In the early 1990’s, we began introducing DC generators to provide backup and prime power for off-grid and bad-grid applications. Our initial products were predominantly designed for military applications and used as auxiliary power for vehicles, battlefield tanks and radar sites. In the late 1990s, we introduced our DC power systems for commercial applications like mobile telecommunications towers, solar refrigerators and oil field applications.

We introduced our 6200 PMHH alternator, which combines the attributes of homopolar alternator technology with a permanent magnet. When mounted on an engine and operated at either a fixed or variable speed, the model 6200 PMHH generates a precise amount of regulated voltage and current. The DC output can then be used to power electronics or charge batteries.

We developed our own proprietary DC alternator to improve system efficiency, reduce costs and lower weight. Our design replaced a conventional 4-pole, three-phase designs with a light weight, low cost 12-pole incorporating either 6 or 3 phases. Another unique aspect of the design of our DC alternators is the elimination of bearings, internal wiring connections, and an exciter (i.e., a device which supplies the magnetizing current to generate working flux) to provide a longer life cycle than conventional motor designs in the marketplace.

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

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in South East Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2022, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in South East Asia and Africa.

In 2018, we developed our next generation BMS that enhances our current technology to more accurately measure, monitor, control and integrate battery performance data with our Supra Controller™. In addition, we enhanced the user interface to allow us the ability to update or develop new charging algorithms in the field which can be remotely programmed or uploaded.

In 2018, we introduced our Toyota natural gas / propane engine across our product line. The Toyota product is a more advanced engine used in heat pump applications. We have negotiated a supply agreement with Toyota for the engine and with Bosch for the ignition control. In December 2019, we received our certificate of conformity from the EPA. These new generators provide power outputs between 5 kW to 15 kW and incorporate a 60,000- to 90,000-hour life engine with our proprietary control system. We are presently marketing these stationary generators within the telecommunications, commercial and residential markets.

In 2021, we began development of a higher power natural gas-powered DC backup power system utilizing larger engines and improved emission control systems. The implementation of 5G networks by Tier-1 telecommunication customers currently have significantly higher power requirements at cell sites than the previous 4G networks. In addition, use of 5G technology in IoT, video streaming, and data analytics applications requires cell sites to be operational 100% of the time which, in turn, increases the demand for reliable and fuel-efficient power generation backup systems. We believe increased power usage of 5G networks and higher fuel prices enhances market opportunities for our fuel-efficient DC power systems as compared to lower efficiency AC power systems. In March 2022, we received our EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We believe being an approved supplier for the three largest Tier-1 telecommunication providers in the U.S. provides us with additional growth opportunities during the current rapid 5G expansion in the largest urban centers in the U.S.

Products and Services

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

To reduce maintenance and help ensure that there is always adequate oil, we increase the engine’s oil capacity to provide for a 4,300-hour (natural gas / propane) or 1,500-hour (diesel) maintenance interval. Standard oil intervals for typical generators range from 200 to 500 hours.

DC Hybrid Power Systems

In most off-grid or bad-grid outdoor applications where DC loads are required, such as telecommunications towers in rural or remote areas, generator fuel cost can account for more than 60% of the total operating costs.

In most backup applications, such as telecommunications and uninterruptable power supply systems, lead acid batteries are used for providing transitional power prior to the backup generator start-up. In most of our prime power applications (including telecommunications) the goal is to reduce maintenance and fuel costs. Our Supra Controller™ automatically cycles the generator off when the loads are small and cycles it on again when the load increases or the battery charge is depleted. This cycling reduces engine maintenance and saves significant quantities of fuel.

Additional fuel savings are realized by using lithium-ion batteries in place of lead acid batteries. Lead acid batteries, when compared with lithium-ion batteries, have high internal resistance, are inherently inefficient during charging or discharging in cyclic load applications and therefore require longer to charge, resulting in higher fuel costs. In 2011, we completed the design and testing of a hybrid power system, where our DC power system was integrated with lithium-ion batteries to provide a longer life and higher fuel efficiency for cyclic DC power applications such as telecommunications towers. In 2019, we implemented our next generation BMS for our lithium battery storage system. This next generation BMS enhances battery charging accuracy, integrates with engine controls and provides additional protection for the lithium batteries.

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

We have established a sales and service infrastructure in international markets. We established regional sales offices in Australia, U.A.E., Poland and Dominican Republic and established sales and aftermarket service locations in Australia and Romania to manage the South East Asia and EMEA regions, respectively. Due to a general lack of a reliable power grid, many emerging markets continue to expand their telecommunications infrastructures at a high rate. We believe that this lack of a reliable power grid, together with our knowledge of integrating renewables with generators, provides us with an opportunity to enter these emerging markets with our hybrid storage and renewable energy solutions.

We also market our products through our web site and by exhibiting our products at industry trade shows globally. Our primary sales are generated through product demonstrations and short-term rentals to demonstrate the capabilities of our products and value proposition to large mobile network providers worldwide. We believe this strategy of demonstrating our products and technologies to prospective customers expedites the sales process for our DC power systems.

We market our products to a large global customer base through actual product demonstrations. In 2020, the spread of COVID-19 led to various government travel restrictions which resulted in the inability of our sales team to meet with existing or new customers to demonstrate our products. In addition, our service staff and engineers have generally been unable to travel to customer locations to setup demonstrations and assist in the integration and optimization of our products to specific customer application needs. During 2021, we have experienced a modest resumption of sales activity with our U.S. Tier-1 telecommunications customers as their construction activities resume. Given the daily developments of the COVID-19 pandemic and the global responses to curb its spread, we are not able to accurately estimate all of the long-term effects of the COVID-19 pandemic on our business.

Distribution and Service

We service our products through various service partners that provide initial product installation and maintenance services. The promotion of our natural gas powered Mini-Grid product, targeting off-grid and bad grid rural areas, will be undertaken by certified independent dealers. We believe expansion of our dealer network will also provide additional opportunities for our DC power systems in the U.S. and other countries.

We utilize a combination of factory trained technicians and independent service providers to provide installation, maintenance, service and training at customer locations throughout the U.S.

In the international markets, we utilize local service partners to perform installation and service on our equipment. We have hired trained personnel in Australia, Romania, and South Africa to assist in regional training of technicians and also in product demonstrations.

Competition

Within the telecommunications power generation market, we compete with a few manufacturers of AC and DC generators that offer generators with an output power of 5 kW to 50 kW. In the U.S. market, our competitors are global manufacturers of AC generators designed primarily for the residential and industrial off-grid power markets. Internationally, our competitors include regional manufacturers of both AC and DC generators.

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

Our research and development efforts are key to meeting customer demand and ever-changing power requirements. In 2022, we plan to gradually increase our team of engineers and continue investing into new product development as part of our strategy to diversify our product lines. However, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our ability to continue our design engineering and research development projects during the remainder of 2022 and perhaps beyond.

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

The outbreak of COVID-19 has taken a toll on the global economy and has disrupted raw material supply chains all over the world. We have experienced material shortages and delays due to the pandemic; more in 2020 than in 2021. We are actively sourcing the domestic supply chain for key components to avoid or reduce the risk of future delays or interruptions to our operations or our ability to service customers. We have also experience price increases on certain materials and freight services. Although we believe we can mitigate a portion of material price increases by passing through some cost increases to our customers, we believe a fair portion can be mitigated through increases in efficiency.

Quality Control

Our quality control is established to maintain the highest level of quality in the manufacturing of our DC power systems, spare parts, and services. The foundation of our quality control was initially set in the early 1980s, much of which was required by our customers at the time, including NASA and Hughes Aircraft. In the late 1980s, we implemented the MIL-I-45208A quality control system monitored by U.S. Department of Defense, to meet prime source requirements for a contract we received from the U.S. Army Picatinny Arsenal to design and manufacture an advanced battery and monitoring system for a security device used in nuclear munitions depots around the world. We are currently in the process of obtaining an ISO 9000 certification.

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

Human Capital

Our experienced employees and management team are our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals to service our customers. As of March 31, 2022, we had 104 full time employees, which includes 94 employees in the U.S. and 10 employees outside the U.S. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

We believe our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee unique characteristics and opinions are valued and one that provides our employees the opportunities to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with career development opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. In addition to salaries, we also provide a 401(k)-retirement plan, healthcare and insurance benefits, health savings accounts, paid time off, and various services and tools to support our employees’ health and wellness. Our leaders, managers, and eligible employees are provided an opportunity to participate in our stock option plans. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.

Employee Engagement, Development, and Training. We provide all employees with the opportunity to share their opinions and feedback on our culture which helps enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers.

Diversity and Inclusion and Ethical Business Practices. We are committed to fostering work environments that value and promote diversity and inclusion, including our Diversity and Inclusion Program which focuses on initiatives to increase the diversity of our workforce and promote an environment of trust where employees feel safe to express their opinions and perspectives without fear of repercussion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes or assumptions based thereon. We pride ourselves in the development and fair treatment of our workforce, including healthcare and benefit programs for our employees, equal employment hiring practices and policies, anti-harassment, workforce safety, and anti-retaliation policies. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

COVID-19 and Employee Safety and Wellness. We are actively monitoring the global situation related to the pandemic and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are unable to estimate the effects of the pandemic at this time. If the COVID-19 pandemic continues, it may have an adverse effect on our ability to source qualified employees during the remainder of 2022 and perhaps beyond.

We foster a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies.

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

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The recent special military actions of the Russian Federation and its invasion of Ukraine and the resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is expected that interest rate hikes already announced by the FRB will occur in 2022, but the amount, timing, and frequency of such increases are not fully known at this time. The Russian Federation has also threatened increased cyberattacks as part of its recent actions which could affect the Bank and its customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect the Bank and its customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the recent actions by the Russian Federation regarding Ukraine are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the years ended December 31, 2021 and 2020, we incurred consolidated net losses of approximately $1.4 million and $10.8 million, respectively. For the year ended December 31, 2021, we incurred a gross profit of approximately $3.4 million, and for the year ended December 31, 2020, we incurred a gross loss of approximately $5.6 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to one customer within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to one customer within the telecommunications market, AT&T. The volume of sales to them may vary significantly from year to year. Any factor adversely affecting sales of these power systems to this customer or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company and Toyota Corporation. Engines from Yanmar and Toyota represented approximately 84% and 6% of our total engines sold as a component of our DC power systems during 2021, respectively, and represented approximately 66% and 18% of our total engines sold as components of our DC power systems during the same period in 2020, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. In January 2022, we applied for EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During 2021, and 2020, our sales to international customers accounted for 8% and 17%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in this Annual Report on Form 10-K.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer” under SEC rules, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2021, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

As of March 31, 2022, we had 12,788,203 shares of common stock outstanding held of record by approximately 10 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Recent Sales of Unregistered Securities

None.

Item 6. [RESERVED].

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

During the years ended December 31, 2021 and 2020, 89% and 96%, respectively, of our total net sales were within the telecommunications market. In 2021, we had 67% of our total net sales derived from our largest customer, which is a Tier-1 telecommunications customer in the U.S. In 2020, our three largest customers represented 52%, 15%, and 14% of our total net sales, respectively, two being telecommunications customers in the U.S. and one being a telecommunications customer outside the U.S. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During 2021 and 2020, sales to international customers accounted for 8% and 17% of total revenue, respectively.

Military sales are growing and adding to our customer diversification. During the years ended December 31, 2021 and 2020, military customers accounted for 6% and 1% of total net sales, respectively. The military’s increasing use of robotics, drones, and digitization in the field is driving the demand for battery charging with DC generators. We believe increased sales to military customers provides us long-term visibility on product demand while helping us understand future commercial uses of our technologies. Historically we have always worked closely with military to jointly develop next generation of technologies and product configurations which later result in commercial uses. Military sales are advantageous because of their long-term contracts, and they provide funding to cover the cost of product development.

Advance Mobility applications require power to charge batteries and appliances within a vehicle. Our DC power systems are smaller in size, lighter in weight, and operate with greater efficiency than AC power systems, making our product ideal for these applications. Our advance mobility sales for 2021 and 2020, represented 7% and 2% of total net sales, of which 66% and 79% are included in net sales to military customers, respectively. Our backlog as of December 31, 2021 includes $3.2 million in orders for DC power systems from a single customer in United States for use to charge stored batteries within a commercial vehicle while providing energy to operate appliances installed in the vehicle.

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

Serving these various markets, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

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

Effects of Inflation

The impact of inflation and changing prices during 2021 has not been significant on the financial condition or results of operations of our company. Recent geopolitical factors and rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2022 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-7 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

Financial Performance Summary – Year Ended December 31, 2021

Our net sales for the year ended December 31, 2021, were $16,896, as compared to $9,031 for the year ended December 31, 2020. We reported a net loss of $1,414 for 2021, as compared to net loss of $10,871 for 2020. We believe this increase in revenues is primarily due to our Tier-1 telecommunications customers increasing their investments in back-up power generators primarily to support expansion of their 5G network infrastructure. We also believe a reduction of COVID-19 safety restrictions and increasing vaccinations have improved our customers’ ability to deploy new systems.

During 2021, our international sales were $1,278, as compared to $1,522 during 2020.

Our sales backlog as of December 31, 2021, was $11,807, with 72% of that amount being attributable to our largest U.S. telecommunications customer, 27% represented purchase orders for advanced mobility applications, and 1% represented purchase orders to customer in other markets. The recent increase in our backlog is as a result of U.S. Tier-1 wireless carriers increasing their orders of our DC backup power systems.

In September 2021, we received notice from Citibank that our request for forgiveness of the Paycheck Protection Program (PPP) loan was approved. Our PPP loan was forgiven and we recognized a non-cash gain of $1.7 million within Other income (expense) on the statement of operations for the year ended December 31, 2021.

We plan to continue to expand our customer base in all market segments. We also anticipate that our sales will increase as the global economy recovers from the impact of the COVID-19 pandemic. However, the full impact on our financial and operating performance of the COVID-19 pandemic along with recent geopolitical factors and increasing inflation concerns will depend significantly on the duration and severity of these factors, the actions taken to mitigate their impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 16 of this Annual Report on Form 10-K for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2021 and 2020 (in thousands)

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020
Net sales	$16,896	$9,031	$7,865	87%	100.0%	100.0%
Cost of sales	13,451	14,654	1,203	8%	79.6%	162.2%
Gross profit (loss)	3,445	(5,623)	9,068	161%	20.4%	(62.2)%
Sales and marketing expenses	1,488	1,556	68	4%	8.8%	17.2%
Research and development expenses	1,986	1,723	(263)	(15)%	11.8%	19.1%
General and administrative expenses	3,069	4,062	993	24%	18.2%	45.0%
Total operating expenses	6,543	7,341	798	11%	38.7%	81.3%
Loss from operations	(3,098)	(12,964)	9,866	76%	(18.3)%	(143.5)%
Interest and finance costs	(60)	(60)	—	—%	(0.4)%	(0.7)%
Gain from PPP loan forgiveness	1,715	—	1,715	—	10.1%	—
Other income (expense), net	29	14	15	107%	0.2%	0.2%
Loss before income taxes	(1,414)	(13,010)	11,596	89%	(8.4)%	(144.1)%
Income tax benefit	—	(2,139)	(2,139)	(100)%	—	(23.7)%
Net loss	$(1,414)	$(10,871)	$9,457	87%	(8.4)%	(120.4)%

Net Sales. Net sales increased by $7,865, or 87%, to $16,896 for the year ended December 31, 2021, as compared to $9,031 for the year ended December 31, 2020. The increase was primarily due to an increase in sales of our DC power systems to U.S. Tier-1 telecommunications customers. U.S. Tier-1 telecommunications customers accounted for 70% of our total net sales during 2021, as compared to 62% of total net sales in 2020.

Our revenue from telecommunications customers, U.S. and international, accounted for 89% of total net sales during 2021 and 96% of total net sales during 2020. Our largest customer during 2021 is in the telecommunications industry and accounted for 67% of total net sales for 2021, as compared to our three largest customers in 2020, also customers in the telecommunications industry, each accounting for 52%, 15%, and 14 of total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period. Net sales to international customers in 2021 and 2020, represented 8% and 17% of total net sales, respectively.

We believe the increase in revenues during 2021 is primarily due to our Tier-1 telecommunications customers increasing their investments in back-up power generators primarily to support expansion of their 5G network infrastructure. We also believe a reduction of COVID-19 safety restrictions and increasing vaccinations have improved our customers’ ability to deploy new systems.

Cost of Sales. Cost of sales decreased by $1,203, or 8%, to $13,451 during 2021, compared to $14,654 during 2020. Cost of sales as a percentage of net sales decreased from 162.2% in 2020 to 79.6% in 2021 as a result of improved labor efficiencies and increased absorption of manufacturing overhead resulting from higher volume in net sales in 2021. We were able to capitalize on inherent manufacturing efficiencies resulting from larger production volumes to meet delivery commitments. In 2020, an inventory reserve of $3,400 has been recorded in cost of sales.

Our cost of sales for 2021 includes a $1,300 credit to salaries and benefits expense related to the Employee Retention Credit (“ERC”), a refundable tax credit recorded in accounts receivable. The ERC assisted business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Gross Profit (Loss). We recognized a gross profit of $3,445 during 2021, as compared to a gross loss of $5,623 during 2020, which represents an increase in gross profit of $9,068 or 161%. Gross profit as a percentage of net sales increased to 20.4% in 2021, as compared to (62.2)% in 2020. The increase in gross profit as a percentage of net sales during 2021 was primarily due an 87% increase in net sales in 2021 while keeping cost of sales relatively flat to 2020 levels resulting from improved labor efficiencies and increased absorption of manufacturing overhead. In addition, gross profit includes a $1,300 credit to salaries and benefits expense related to the ERC as explained in cost of sales.

Sales and Marketing Expenses. Sales and marketing expenses decreased $68 to $1,488 during 2021, as compared to $1,556 during 2020. The decrease was attributable to a slight decrease in fringe benefits expense during 2021 as compared the same period in 2020. The reduction in fringe benefits provided for an increase in marketing and tradeshow activities for our DC power systems as part of our ongoing strategy to expand our customer base.

Research and Development Expenses. During 2021, research and development expenses increased by $263 to $1,986, as compared to $1,723 during 2020. The increase in 2021 is attributed to an increase in engineering staff and increased investments in several research and development projects, including customized designs for advanced mobility power applications and for our natural gas/LPG product lines of generators and hybrid power systems which included our new 20 to 30 kW generator based on a larger Toyota engine.

General and Administrative Expenses. Our general and administrative expenses decreased by $993 to $3,069 during 2021, as compared to $4,062 during 2020. The decrease was primarily due to a decrease in in legal and consulting fees in 2021 when compared to 2020. In 2020, we incurred $248 in legal and brokerage fees related to a private placement equity raise and $77 in loan origination expenses related to our credit facility with Pinnacle Bank.

Our general and administrative expenses for 2021 includes a $700 credit to salaries and benefits expense related to the ERC, a refundable tax credit recorded in accounts receivable. The ERC assisted business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Interest and Finance Costs. Our interest expense was $60 in 2021, as compared to $60 in 2020. In 2021, our equipment financing expense decreased by $14, bank fees related to our line of credit with Pinnacle Bank increased by $25, and bank fees from the Citibank Supplier Agreement decreased by $11 in 2021 as a result of closing this account mid-year.

Gain from PPP Loan Forgiveness. In September 2021, we recognized a non-cash gain of $1,715 within Other income (expense) on the consolidated statement of operations on the forgiveness of our PPP loan.

Other Income (Expense), Net. During 2021, other income was $29, as compared to $14 during 2020, an increase of $15. The increase was primarily attributable to refunds of general liability insurance paid during 2020.

Income Tax Benefit. During 2021, we did not recognize any benefit from income taxes. In 2020, we recognized a benefit from income taxes of $2,139 attributable to refundable federal and state income taxes.

Net Loss. As a result of the factors identified above, we generated a net loss of $1,414 for 2021, as compared to net loss of $10,871 for 2020, a decrease loss of $9,457. The decrease in net loss is primarily attributed to an increase in net sales of our of DC power systems to US telecommunications customers and lower cost of sales as a percentage of total net sales resulting from improved labor efficiencies and increased absorption of manufacturing overhead in 2021.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2021, we funded our operations primarily from cash on hand. These funds were also used to increase our engineering staff and inventory to support research and development projects and the launch of our new line of LPG / natural gas generators. As of December 31, 2021, we had working capital of $21,760, as compared to working capital of $10,123 at December 31, 2020. This $11,637 increase in working capital is primarily attributable to a $3,455 increase in cash and cash equivalents resulting from net cash of $9,380 used in operating activities, net cash used in investing activities of $71 from the acquisition of new property and equipment, and net cash from financing activities of $12,906 which includes net proceeds of $12,466 from closing an underwritten public offering of 750,000 shares of common stock in February 2021. In addition, we received net proceeds of $707 from the exercise of certain of our common stock warrants.

On December 31, 2021, and December 31, 2020, our net trade receivables totaled $4,243 and $1,190, respectively. On December 31, 2021, $3,131 (74%) and $624 (15%) represented the two largest open customer account balances, while $1,041 (87%) and $53 (5%) represented the two largest open customer account balances on December 31, 2020.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Our available capital resources on December 31, 2021, consisted primarily of $5,101 in cash and cash equivalents, as compared to $1,646 as of December 31, 2020. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

We did not have an outstanding balance under the Loan Agreement at December 31, 2021, and 2020. As of December 31, 2021, we had availability under the Loan Agreement of $2,943 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

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

Under the terms of the CARES Act, recipients of PPP loans can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. The Company filed its application for a full loan forgiveness to Citibank in July 2021. On September 28, 2021, the Company received noticed from Citibank indicating that the SBA rendered final decision approving loan forgiveness in the amount of $1,715. As a result, we recognized a non-cash gain of $1,715 within Other income (expense) on the statement of operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2021	2020
Net Cash Provided By (Used In):
Operating Activities	$(9,380)	$(6,548)
Investing Activities	$(71)	$(19)
Financing Activities	$12,906	$5,373
Net increase (decrease) in cash	$3,455	$(1,194)

Operating Activities

Net cash used in operating activities for 2021 was $9,380, as compared to $6,458 for the same period in 2020. This increase in net cash used in 2021 was primarily due to a net loss of $1,414, an increase in accounts receivable of $3,053, recognition of employee retention credit receivable of $2,000, an increase in prepaid expenses of $3,648 primarily for Toyota engines, a gain on the forgiveness of PPP loan payable of $1,715, offset with a decrease in income tax receivable of $1,570.

At December 31, 2021, we recognized $2.0 million related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. Of this amount, cost of sales was reduced by $1.3 million as a result of the ERC, and general & administrative expenses was reduced by $0.7 million as a result of the ERC. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Investing Activities

Net cash used in investing activities for 2021 totaled $71, as compared to $19 for 2020, an increase of $52. The net cash used in investing activities in 2020 was attributable to a slight increase in new manufacturing equipment.

Financing Activities

Net cash provided by financing activities totaled $12,906 for 2021, as compared to $5,373 provided by financing activities during 2020, an increase of $7,533. This increase was primarily due to the issuance and sale of 750,000 shares of our common stock in a firm commitment underwritten public offering on February 10, 2021. We received net proceeds of approximately $12,466 from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants issued in our July 2020 private placement.

Backlog

As of December 31, 2021, we had a backlog of $11,800. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at December 31, 2021, was comprised of the following elements: 72% in purchases of DC power systems by telecommunications customers in the U.S., 27% in purchases by our advanced mobility customer for commercial vehicles, and 1% in purchases customers in other markets. Due to overall shortage of commodities worldwide caused by COVID, our largest customers have placed orders with delivery dates up to nine months in the future. We believe this provides us better control on operational efficiencies and inventory management. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Finance Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2021, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	70	Chairman of the Board, President, Chief Executive Officer and Secretary
Luis Zavala	52	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	71	Director
Peter Gross	71	Director
Katherine Koster	59	Director

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

In nominating Mr. Sams, our Board considered his Board and executive level leadership, broad international exposure, and extensive global experience in engineering and manufacturing as key attributes in his selection. The Board believes that through his experience in product development and international operations over the past three decades he can provide our company with particular insight into global opportunities and new markets for our current and planned future product lines.

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

Rajesh Masina served as our Chief Operating Officer from April 2018 until January 2022 and previously served as our Vice President Operations from August 2009 to April 2018. On January 10, 2022, Rajesh Masina notified us of his resignation from the position of our Chief Operating Officer, effective January 21, 2022. Mr. Masina’s resignation from the Company was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.

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

In nominating Mr. Albrecht, our Board considered his Board and executive level leadership, high level financial expertise, and extensive expertise in risk management as key attributes in his selection. The Board believes Mr. Albrecht can provide our Company particular insight into analysis of financial statements, debt analysis, and risk oversight.

Peter Gross has served as a member of our Board since December 2018 and serves as a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Gross is a technology and energy internationally recognized expert whose career spans over three decades. He has been the managing partner of PMG Associates, a consulting and advisory firm since August 2019. In addition, he sits on several boards of directors and boards of advisors for public, private and not-for-profit companies. Prior to PMG Associates, Mr. Gross served as the Vice President of Mission Critical Systems at Bloom Energy, a fuel cell power systems company located in Sunnyvale, California. Mr. Gross holds a master’s degree in Electrical Engineering from Polytechnic Institute of Bucharest and an MBA from California State University at Dominguez Hills. Mr. Gross is also a member of the Advisory Board of UCLA’s Institute of Environment and Sustainability and a member of Southern Methodist University’s Data Center System Engineering Board of Advisors. In nominating Mr. Gross, our Board considered his significant engineering experience in the power systems industry, especially for data center and telecommunications applications. Our Board believes that Mr. Gross will provide critical leadership as we expand our DC power systems within the data and military markets.

In nominating Mr. Gross, our Board considered his Board and executive level leadership, his extensive energy industry expertise, and experience with global publicly traded companies as key attributes in his selection. Our Board believes that Mr. Gross will provide critical leadership as we expand our DC power systems within the data and military markets.

Katherine Koster has served as a member of our Board since December 2019 and serves as a member of each of our Audit Committee and Nominating and Corporate Governance Committee. Ms. Koster has been in the field of public finance for over 25 years and has been the managing director for the Southwest Region at D. A. Davidson & Co. where she assists municipalities in accessing the capital markets to fund critical infrastructure since February 2021. Ms. Koster was the managing director of public finance at Piper Sandler Companies from June 2008 to February 2021. Ms. Koster holds a Bachelor of Arts Degree in Theater/Business Administration from Pepperdine University and has completed the “Women in Governance: Preparing for Board Membership” corporate governance program at the UCLA Anderson School of Management. Ms. Koster holds Series 7 and Series 24 licenses issued by the Financial Industry Regulatory Authority, Series 50 and Series 53 licenses issued by the Municipal Securities Rulemaking Board and a Series 63 certificate issued by the North American Securities Administrators Association.

In nominating Ms. Koster, our Board considered her Board and executive level leadership, extensive experience with capital markets, and high level financial expertise as key attributes in her selection. Our Board believes that Ms. Koster’s investment banking experience and her high level of financial literacy and expertise and experience in capital raising activities will provide strategic insight to financial decisions for future Company initiatives.

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

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of the entire Board. Our certificate of incorporation and bylaws also provide that any vacancy on our Board, including a vacancy resulting from an expansion of our Board, may be filled only by vote of a majority of our directors then in office, although less than a quorum or by a sole remaining director.

We recognize the value of diversity on the Board. Although our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape, we are currently focusing on female candidates and candidates from underrepresented communities in order to meet the requirements of California SB 826 and AB 979. SB 826 requires public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members were required to have at least two female directors, and public company boards with six or more members were required to have at least three female directors. AB 979 requires that by the end of 2021 public companies headquartered in California to have at least one director on their boards who is from an underrepresented community, defined as “an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self-identifies as gay, lesbian, bisexual, or transgender.” By the end of 2022, public company boards with five to eight members will be required to have at least two directors from underrepresented communities, and public company boards with eight or more members will be required to have at least three directors from underrepresented communities.

Independence of our Board of Directors and Board Committees

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of “independent directors,” as defined in such rule, subject to specified exceptions. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions: each member of a listed company’s audit, compensation and nominating committees be independent as defined under the Nasdaq Listing Rules; audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and compensation committee members also satisfy an additional independence test for compensation committee members under the Nasdaq Listing Rules.

Our Board has evaluated the independence of its members based upon the rules of the Nasdaq Stock Market and the Securities and Exchange Commission. Applying these standards, our Board determined that none of the directors, other than Mr. Sams, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of those directors is “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Mr. Sams is not considered independent because he is an officer of Polar Power, Inc. As such, a majority of our Board is comprised of “independent directors” as defined under the Nasdaq Listing Rules.

Emerging Growth Company Exemption

We are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. As December 31, 2021 represented the last day of the fifth fiscal year following our IPO, we no longer qualify for the status of emerging growth company commencing December 31, 2021. Accordingly, the proxy statement we file for the 2022 annual meeting of stockholders will provide our stockholders with a nonbinding advisory vote on executive compensation, generally known as “say-on-pay” votes, and the desired frequency of say-on-pay votes.

Role of Board in Risk Oversight Process

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure. Our Audit Committee is responsible for reviewing and discussing our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies with respect to risk assessment and risk management. Our Audit Committee also monitors compliance with legal and regulatory requirements and reviews related party transactions, in addition to oversight of the performance of our external audit function. Our Board monitors the effectiveness of our corporate governance guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. The Board believes its leadership structure is consistent with and supports the administration of its risk oversight function.

Board Committees and Meetings

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

Compensation Committee

The members of our Compensation Committee are Messrs. Gross and Albrecht. Mr. Gross is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the Nasdaq Listing Rules and satisfies Nasdaq’s additional independence standards for compensation committee members. Messrs. Gross and Albrecht are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our Board in the discharge of its responsibilities relating to the compensation of our executive officers.

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

None of our executive officers serves, or in the past has served, as a member of our Board or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers serving as members of our Board or our Compensation Committee. None of the members of our Compensation Committee is or has been an officer or employee of Polar Power, Inc.

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

Item 11. Executive Compensation.

For 2021, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom we refer to collectively as our “executive officers,” with the following objectives:

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

During 2021, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2021, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2021.

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

During 2021, our executive officers’ compensation program included three major elements:

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

Outlined below is the base salary data of the peer group of companies outlined above. For 2021, the Compensation Committee kept the same base salary structure as in 2020. In determining base salary, the Compensation Committee tabulated the average base salary for the executive officers in the peer group of companies.

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

For 2021, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by us of the five financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar Power achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of 2021 the total revenues were $36 million and none of the additional elements qualified, then the executive officer would not be eligible for a performance award of 25% of base salary as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2021 Actual
Revenue ($ million)	$30	$36	$42	$16.9
Gross Margin (% of revenue)	31%	32%	33%	12.7%
EBITDA (% of revenue)	5%	7%	9%	(26.9)%
Customer Concentration (% of total sales)	55%	45%	35%	67%
International Sales (% of total sales)	15%	20%	25%	8%

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

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers” (dollar amounts in thousands):

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

●	Rajesh Masina, our former Chief Operating Officer; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Bonus ($)	Total ($)
Arthur D. Sams, President,	2021	275	—	—	275
Chief Executive Officer and Secretary	2020	275	—	—	275

Rajesh Masina,	2021	175	—	—	175
Former Chief Operating Officer	2020	175	—	—	175

Luis Zavala,	2021	175	—	—	175
Chief Financial Officer	2020	175	—	—	175

Employment Agreements

Arthur D. Sams

Our Amended and Restated Executive Employment Agreement with Arthur D. Sams, dated as of July 8, 2016, provides for at-will employment of Mr. Sams as our President and Chief Executive Officer, at an annual base salary of $200. On April 2, 2018, we increased Mr. Sams’ annual base salary to $275 effective as of April 1, 2018. Mr. Sams is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and is eligible to participate in all of our employee benefit programs including our 2016 Plan.

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

Rajesh Masina

Our Executive Employment Agreement with Rajesh Masina, dated as of July 8, 2016, provided for at-will employment as our Vice President Operations at an annual base salary is $120. On April 2, 2018, we appointed Mr. Masina as our Chief Operating Officer and increased his annual base salary to $175 effective as of April 1, 2018. Mr. Masina was eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and was eligible to participate in all of our employee benefit programs including our 2016 Plan.

On January 12, 2022, Rajesh Masina notified the Company of his resignation, effective January 21, 2022. Mr. Masina’s resignation from the Company was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.

Luis Zavala

Our Executive Employment Agreement with Luis Zavala, dated as of July 8, 2016, provides for at-will employment as our Vice President Finance at an annual base salary of $120. On April 2, 2018, we appointed Mr. Zavala as our Chief Financial Officer and increased his annual base salary to $175 effective as of April 1, 2018. Mr. Zavala is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and is eligible to participate in all of our employee benefit programs including our 2016 Plan. The general terms of Mr. Zavala’s Executive Employment Agreement are identical to the terms of Mr. Masina’s Executive Employment Agreement.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2021. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies. During 2021, each of Messrs. Albrecht and Gross and Ms. Koster received total compensation in the amount of $30,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2022 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 31, 2022. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after March 31, 2022 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 12,788,203 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	5,626,676	43.8%
Luis Zavala (3)	Common	77,369	*
Keith Albrecht (4)	Common	10,000	*
Peter Gross (5)	Common	10,000	*
Katherine Koster	Common	—	—
All directors and executive officers as a group (5 persons)(6)	Common	5,724,045	44.4%

*	Less than 1%.

(1)	Messrs. Sams Albrecht and Gross, and Ms. Koster are directors of Polar. Messrs. Sams and Zavala are named executive officers of Polar.

(2)	Includes 50,000 shares of common stock issuable upon exercise of options.

(3)	Includes 30,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,000 shares of common stock issuable upon exercise of options.

(5)	Amount represents 10,000 shares of common stock issuable upon exercise of options.

(6)	Includes 130,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	140,000	$5.22	1,624,385

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120 (in thousands); and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

Transactions with Stockholders, Officers and Directors

On March 1, 2014, we entered into a Subcontractor Installer Agreement with Smartgen Solutions, Inc., or Smartgen, a company engaged in business of equipment rental and providing maintenance, repair and installation services to mobile telecommunications towers in California. Rajesh Masina, our former Chief Operating Officer, owns 40% of the share capital of Smartgen and 30% is owned by his brother. On July 8, 2016, our board of directors reviewed the terms and conditions of, and ratified, the Subcontractor Installer Agreement.

Under the terms of the agreement, Smartgen has been appointed as a non-exclusive, authorized service provider for the installation, repair and service of Polar products in Southern California. The agreement has a term of three years from the date of execution and automatically renews for additional one-year periods if not terminated. All transactions involving this agreement have been monitored by our audit committee.

During 2021 and 2020, Smartgen performed $88 and $129 in field services, respectively, the cost of which is included in cost of goods sold.

On January 2, 2022, we provided written notice to Smartgen to terminate all agreements between the two companies. The termination was effective January 31, 2022.

Employment Agreements

We have entered into amended employment agreement with each of Arthur D. Sams, our President, Chief Executive Officer and Secretary; Rajesh Masina, our former Chief Operating Officer; and Luis Zavala, our Chief Financial Officer; providing for, without limitation, certain payments upon termination and change in control. See “Executive Compensation–Employment Agreements” in this Annual Report on Form 10-K for a further discussion of these agreements.

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

Our Audit Committee has determined that the following transactions, even if the amount exceeds the applicable dollar threshold set forth under Item 404 of Regulation S-K in the aggregate, will be deemed to be pre-approved by the Audit Committee:

●	any employment of certain named executive officers that would be publicly disclosed;

●	director compensation that would be publicly disclosed;

●	transactions with other companies where the related person’s only relationship is as a director or owner of less than ten percent of such company (other than a general partnership), if the aggregate amount involved does not exceed the greater of $200 (in thousands) or five percent of that company’s consolidated gross revenues

●	transactions where all stockholders receive proportional benefits;

●	transactions involving competitive bids;

●	transactions with a related person involving the rendering of services at rates or charges fixed in conformity with law or governmental authority; and

●	transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

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

Item 14. Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2021 and 2020 (in thousands).

	2021	2020
Audit Fees	$222	$236
Audit-Related Fees	2	12
Tax Fees	57	50
Total	$281	$298

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

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As described in Note 1 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, with cost determined on first-in, first-out (“FIFO”) basis. Management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors when estimating net realizable value.

We identified management’s estimation of the net realizable value of inventory as a critical audit matter, because of the significant judgments made by management in estimating future demand and market conditions which are used to arrive at the net realizable value. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for estimating net realizable value.
●

We assessed the reasonableness of management’s forecasted product demand and tested the completeness and accuracy of the underlying data used in the analyses and whether they were consistent with the historical data and evidence obtained in other areas of the audit.

●

We evaluated management’s product demand forecast for reasonableness considering historical sales by product, comparing prior period estimates to actual results of the same period, and considering trends within the industry that could impact the movement of the products provided by the Company.

●

We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Assessment of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company recorded a net loss of $1.4 million, used cash in operations of $9.4 million for the year ended December 31, 2021 and presented an accumulated deficit of $13.5 million. Management evaluated the Company’s liquidity within one year after the date of issuance of the consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. In the preparation of the liquidity assessment, management applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability levels under the Company’s existing line of credit financing. The cash flow projections were based on known or planned cash requirements for operating and financing costs. Management believes, based on the Company’s forecast, that current working capital and capital expenditure financing is sufficient to fund operations and satisfy the Company’s obligations as they come due within one year after the date of issuance of the consolidated financial statements.

We identified management’s evaluation of the Company’s ability to continue as a going concern and related disclosures as a critical audit matter due to the significant judgments and assumptions used by management in preparing the Company’s forecasted cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows. Auditing these judgments and assumptions required a high degree of auditor judgment and increased auditor effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for evaluating the Company’s liquidity.
●	We tested the completeness and accuracy of the underlying data used by management in preparing the forecasted cash flows by comparison to prior period forecasts to actual results.
●	We considered positive and negative evidence impacting management’s forecasts, including market and industry trends.
●	We compared management’s forecasts to the actual results of operations and excess availability levels for the available period after year-end.
●	We evaluated the adequacy of management’s disclosure in the financial statements regarding the Company’s liquidity by comparing to other audit evidence obtained to determine whether such information is consistent with the Company’s liquidity disclosure.

We have served as the Company’s auditor since 2016.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2022

POLAR POWER, INC.
BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$5,101	$1,646
Accounts receivable	4,243	1,190
Employee retention credit receivable	2,000	—
Inventories	9,017	9,094
Prepaid expenses	4,006	358
Income taxes receivable	787	2,357
Total current assets	25,154	14,645

Other assets:
Operating lease right-of-use assets, net	914	1,563
Property and equipment, net	1,019	1,497
Deposits	93	94

Total assets	$27,180	$17,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$328	$311
Customer deposits	897	703
Accrued liabilities and other current liabilities	1,206	1,142
Current portion of operating lease liabilities	721	670
Current portion of notes payable	242	267
Current portion of PPP loan payable	—	1,429
Total current liabilities	3,394	4,522

Notes payable, net of current portion	268	510
Operating lease liabilities, net of current portion	268	990
PPP loan payable, net of current portion	—	286

Total liabilities	3,930	6,308

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,805,680 shares issued and 12,788,203 shares outstanding on December 31, 2021, and 11,768,158 shares issued and 11,750,681 shares outstanding on December 31, 2020	1	1
Additional paid-in capital	36,816	23,643
Accumulated deficit	(13,527)	(12,113)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	23,250	11,491

Total liabilities and stockholders’ equity	$27,180	$17,799

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020

Net sales	$16,896	$9,031
Cost of Sales (includes inventory write-downs of $3,400 during the year ended December 31, 2020)	13,451	14,654
Gross profit (loss)	3,445	(5,623)

Operating Expenses
Sales and marketing	1,488	1,556
Research and development	1,986	1,723
General and administrative	3,069	4,062
Total operating expenses	6,543	7,341

Loss from operations	(3,098)	(12,964)

Other income (expenses)
Interest expense and finance costs	(60)	(60)
Gain on forgiveness of PPP loan payable	1,715	—
Other income (expenses), net	29	14
Total other income (expenses), net	1,684	(46)

Loss before income taxes	(1,414)	(13,010)

Benefit from income taxes	—	(2,139)

Net Loss	$(1,414)	$(10,871)

Net loss per share, basic and diluted	$(0.11)	$(1.01)
Weighted average shares outstanding, basic and diluted	12,720,499	10,816,938

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock,		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2019	10,143,158	$1	$19,657	$(1,242)	$(40)	$18,376
Shares of common stock issued with warrants for cash	1,250,000	—	2,812	—	—	2,812
Common stock issued upon exercise of warrants	375,000	—	1,174	—	—	1,174
Net loss	—	—	—	(10,871)	—	(10,871)
Balances, December 31, 2020	11,768,158	1	23,643	(12,113)	(40)	11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common stock issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(1,414)	—	(1,414)
Balances, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.
STATEMENTS OF CASH FLOW

(in thousands)

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,414)	$(10,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	622
Inventory write-down	—	3,400
Gain from forgiveness of PPP loan payable	(1,715)	—
Changes in operating assets and liabilities
Accounts receivable	(3,052)	(256)
Employee retention credit receivable	2,000	—
Inventories	77	1,418
Prepaid expenses	(3,648)	907
Income taxes receivable	1,570	(2,126)
Decrease in operating lease right-of-use asset	649	624
Accounts payable	16	(264)
Customer deposits	194	506
Accrued expenses and other current liabilities	65	110
Decrease in lease liability	(671)	(618)
Net cash used in operating activities	(9,380)	(6,548)

Cash flows from investing activities:
Acquisition of property and equipment	(71)	(19)
Net cash used in investing activities	(71)	(19)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	12,466	—
Proceeds from sale of common stock and warrants	—	2,812
Proceeds from exercise of warrants	707	1,174
Proceeds from PPP loan payable	—	1,715
Repayment of notes payable	(267)	(328)
Proceeds from advances from credit facility	—	2,500
Repayment of advances from credit facility	—	(2,500)
Net cash provided by financing activities	12,906	5,373

Increase (decrease) in cash and cash equivalents	3,455	(1,194)
Cash and cash equivalents, beginning of period	1,646	2,840
Cash and cash equivalents, end of period	$5,101	$1,646

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company recorded a net loss of $1,414 and used cash in operations of $9,380. As of December 31, 2021, we had a cash balance of $5,101, with borrowing capacity of $2,943, stockholders’ equity of $23,250 and a working capital of $21,760. Notwithstanding the net loss for 2021, management projects adequate cash flow from operations and available line of credit in 2022 sufficient to ensure continuation of the Company as a going concern for at least one year from the date the Company’s 2021 financial statements are issued.

Historically, we have financed our operations through public and private sales of common stock, credit lines from financial institutions, and cash generated from operations to provide the Company the liquidity and capital resources to fund its operating expenses and capital expenditure requirements. The Company expects to continue investing in product development and sales and marketing activities and has taken action to improve our margins, and are continuing to build a strong back log. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory net realizable value, impairment analysis of long-term assets, valuation allowance on deferred tax assets, accruals for potential liabilities and warrant reserves, and assumptions made in valuing equity instruments issued for services. Actual results may differ from those estimates.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2021 and 2020. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type (in thousands):

	Years Ended December 31,
	2021	2020
DC power systems	$16,291	$8,659
Engineering & Tech Support Services	390	226
Accessories	215	146
Total net sales	$16,896	$9,031

The following table shows the Company’s disaggregated net sales by customer type (in thousands):

	Years Ended December 31,
	2021	2020
Telecom	$14,953	$8,640
Government/Military	995	120
Marine	76	5
Other (backup DC power to various industries)	872	266
Total net sales	$16,896	$9,031

For the years ended December 31, 2021 and 2020, international sales totaled $1,279 and $1,522, respectively.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should the product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes, which are included in accrued liabilities and other current liabilities in the accompanying balance sheets. As of December 31, 2021 and 2020, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage (in thousands):

	Years End December 31,
	2021	2020
Changes in estimates for warranties
Balance at beginning of the period	$600	$375
Payments	(658)	(634)
Provision for warranties	658	859

Balance at end of the period	$600	$600

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

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the year ended December 31, 2021, there were no write-downs of inventory. For the year ended December 31, 2020, the Company recorded a write down of inventory of $3,400.

As of December 31, 2021 and 2020, inventories consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Raw materials	$6,607	$5,527
Finished goods	2,410	3,567
Inventories	$9,017	$9,094

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2021, or December 31, 2020.

Leases

The Company accounts for its leases in accordance with the guidance of ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and other expenses relating to the design, development, and testing of the Company’s products. For the years ended December 31, 2021 and 2020, research and development expenditures totaled $1,986 and $1,723, respectively.

Net Loss Per Share

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

	December 31,
	2021	2020
Options	140,000	140,000
Warrants	24,122	370,000
Total	164,122	510,000

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

Cash denominated in Australian Dollar with a U.S. Dollar equivalent of $9 and $10 at December 31, 2021 and 2020, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $23 and $28 at December 31, 2021 and 2020, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the years ended December 31, 2021, 67% of revenue was generated from the company’s largest customer, which is from the telecommunications industry. In 2020, 52%, 15%, and 14% of revenue were generated from the Company’s three largest customers, which were all customers from the telecommunications industry. In 2021 and 2020, sales to telecommunications customers accounted for 89% and 96% of total revenue, respectively. In 2021 and 2020, sales to international customers accounted for 8% and 17% of total revenue, respectively.

Accounts receivable. At December 31, 2021, the Company’s two largest receivable accounts represented 74% and 15% of the Company’s total accounts receivable. At December 31, 2020, 87% of the Company’s accounts receivable was from one of the Company’s major customer. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of the years ended December 31, 2021 and 2020.

Accounts payable. On December 31, 2021, the three largest accounts payable accounts to the Company’s vendors represented 16%, 9%, and 9%, respectively. On December 31, 2020, the three largest accounts payable accounts to the Company’s largest vendors represented 10%, 9%, and 8%, respectively.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Shop equipment and machinery	$3,350	$3,286
Production tooling, jigs, fixtures	71	71
Vehicles	180	180
Leasehold improvements	390	390
Office equipment	181	177
Software	106	103
Total property and equipment, cost	4,278	4,207
Less: accumulated depreciation and amortization	(3,259)	(2,710)
Property and equipment, net	$1,019	$1,497

Depreciation and amortization expense on property and equipment for the years ended December 31, 2021 and 2020 was $549 and $622 respectively. During the years ended December 31, 2021 and 2020, $530 and $595, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Total Notes Payable	$510	$777
Less: Current Portion	242	267

Notes Payable, Noncurrent portion	$268	$510

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and July 2024. The aggregate monthly payments of principal and interest of the outstanding notes payable as of December 31, 2021 is approximately $22.

As of December 31, 2020, the balance of notes payable was $777. During 2021, the Company paid down the notes payable by $267, and at December 31, 2021, the balance of notes payable was $510.

Annual future principal payments under the outstanding note agreements as of December 31, 2021 are as follows (in thousands):

Years ending December 31:
2022	$232
2023	196
2024	82
Total	$510

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During 2021, the Company did not take any advances from the revolving credit facility. At December 31, 2021, there was no balance outstanding under the line of credit and the Company had availability under the line of credit in the amount of $2,943.

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

The Loan Agreement’s initial term ends on September 30, 2022 and is renewed thereafter for additional one-year term. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of December 31, 2021.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 5 – PPP LOAN PAYABLE

On May 4, 2020, the Company entered into a loan (the “PPP Loan”) with Citibank, N.A. in an aggregate principal amount of $1,715, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

The PPP Loan matures two years from the disbursement date and bears interest at a rate of 1% per annum. The Company applied ASC 470, Debt, to account for the PPP Loan. The PPP loan and accrued interest were forgivable after December 31, 2020, as long as the borrower used the loan proceeds for qualifying expenses, including payroll, benefits, rent and utilities, and maintains its payroll levels. Management believes the entire loan amount has been used for qualifying expenses.

The Company filed its application for a full loan forgiveness to Citibank in July 2021. On September 28, 2021, the Company received notice from Citibank indicating that the SBA approved the forgiveness of the PPP loan payable in the amount of $1,715. Accordingly, for the year ended December 31, 2021, the Company recognized the forgiveness of the PPP loan as “Gain on forgiveness of PPP loan payable” in the accompanying statements of operations.

NOTE 6 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at December 31, 2021, of 1.4 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2021	2020
Lease Cost (in thousands)
Operating lease cost (of which $98 is included in general and administration and $601 is included in cost of sales in the Company’s statement of operations as of December 31, 2021, and $98 is included in general and administration and $601 is included in cost of sales in the Company’s statement of operations as of December 31, 2020)	$699	$699

Other Information
Weighted average remaining lease term – operating leases (in years)	1.4	2.4
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2021	At December 31, 2020
Operating leases (in thousands)
Long-term right-of-use assets, net of accumulated amortization of $990 and $1,265, respectively	$914	$1,563

Current portion of operating lease liabilities	$721	$670
Noncurrent portion of operating lease liabilities	268	990
Total operating lease liabilities	$989	$1,660

Maturities of the Company’s lease liabilities are as follows:

Year Ending (in thousands)	Operating Leases
2022	$747
2023	280
Total lease payments	1,027
Less: Imputed interest/present value discount	(38)
Present value of lease liabilities	$989

Rent expense for the twelve months ended December 31, 2021 and 2020 was $903 and $903, respectively (including short-term and other rentals).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

●	Underwritten Public Offering of Common Stock

On February 10, 2021, and the Company issued and sold 750,000 shares of common stock in an underwritten public offering. The Company received at the closing of the offering net proceeds of approximately $12,466 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company is using the net proceeds from the Offering for general corporate purposes.

●	Issuance of common stock and warrants for cash in 2020

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

During the year ended December 31, 2021, warrants to purchase an aggregate of 225,878 shares of common stock were exercised, and the Company received net proceeds of $707 upon such exercise. In addition, warrants exercisable into 120,000 shares of common stock were converted under a cashless exercise option into 61,644 shares of the Company’s common stock.

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

Treasury Stock

The Company entered into a 10b-18 Stock Repurchase Agreement on November 6, 2019 authorizing ThinkEquity, a division of Fordham Financial Management, Inc. to repurchase up to $500 of the Company’s common stock. During the year ended December 31, 2020, the Company purchased of 17,477 shares and held them as treasury stock at cost of $40. On January 20, 2020, the Company terminated the Stock Repurchase Agreement.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2019	140,000	$5.22
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2020	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2021	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2021 and 2020, the Company had total outstanding options of 140,000, which are fully vested, exercise prices ranging from $4.84 to $5.09, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

There was no intrinsic value of the outstanding options at December 31, 2021.

NOTE 9 – STOCK WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2019	120,000	$8.75
Issued	625,000	3.13
Exercised	(375,000)	3.13
Outstanding, December 31, 2020	370,000	$8.75
Issued	—	—
Exercised	(345,878)	4.07
Outstanding, December 31, 2021	24,122	$3.13
Exercisable, December 31, 2021	24,122	$3.13

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

During year ended December 31, 2021, warrants to purchase 225,878 shares of common stock were exercised at $3.13 exercise price per share or total net proceeds to the Company of $707 upon exercise. Also during 2021, warrants exercisable into 120,000 shares of the Company’s common stock were exercised under a cashless exercise option into 61,644 shares of the Company’s common stock.

The intrinsic value of the outstanding and exercisable warrants at December 31, 2021 was $11.

NOTE 10 – INCOME TAXES

The benefit from income taxes for the years ended December 31, 2021 and 2020 consists of the following (in thousands):

	Years Ended December 31,
	2021	2020
Current Federal	-	(2,139)
Current State	-	-
Deferred Federal	-	-
Deferred State	-	-
Benefit from income taxes	-	(2,139)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2021	2020
Federal income tax rate	(21)%	(21)%
State tax, net of federal benefit	(7)%	(7)%
Carryback net operating loss	—%	—%
Change in valuation allowances	28%	12%
Effective income tax rate	-%	16%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Inventory valuation	$1,373	$1,379
Accrued liabilities and other reserves	257	169
Operating lease liability	277	465
Net operating loss carryforwards	3,158	2,281
Gross deferred tax assets	5,065	4,294
Valuation allowance	(4,701)	(3,515)
Total deferred tax assets	364	779
Deferred tax liabilities:
Operating lease right-of-use asset, net	(128)	(436)
Depreciation	(236)	(343)
Total deferred tax liabilities	(364)	(779)
Net deferred tax asset (liability)	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Under the CARES Act, net operating loss (“NOL”s) carryforwards arising in tax years beginning after December 31, 2017, and before January 1, 2021 (e.g., NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limited NOL absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.

Based on the passage of Cares Act, the Company determined that the NOL carryback provision in the CARES Act would result in a cash benefit to us for the fiscal years 2017, 2018, and 2019. As a result, during the year ended December 31, 2020, an income tax benefit of $2,139 was recorded related to U.S. Federal loss carryforwards that became eligible for carryback. At December 31, 2020, we recorded total income taxes receivable of $2,357, of which $1,702 pertained to the benefit of carrying back the NOLs for 2018 and 2019 to the tax year ended September 30, 2016, and $655 pertained to the benefit of carrying back NOL for fiscal year 2020 to the short tax period ended December 31, 2016. During the year ended December 31, 2021, the Company received $1,570 of the income taxes receivable, and the balance of $787 remained outstanding at December 31, 2021.

At December 31, 2021, the Company had available Federal and state NOLs carryforwards to reduce future taxable income of approximately $10.7 million and $12.9 million, respectively. The Federal NOL can be carried forward indefinitely, but can only offset 80% of taxable income in future years. The state carryforward expires in 2039 through 2040.

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

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At December 31, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2017.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2017 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we have experienced, we qualified for approximately $2,000 of employee retention credits (“ERC”) during the year ended December 31, 2021. The Company believes that there is reasonable assurance that it has complied with the ERC eligibility requirements and has elected an accounting policy to present government assistance as a reduction of the related expense. The ERC refund was recorded as an offset to certain payroll expenses in cost of sales of $1,300 and operating expenses of $700 in the accompanying statement of operations for the year ended December 31, 2021. As of December 31, 2021, the balance of $2,000 is presented as employee retention credit receivable in the accompanying balance sheet.

NOTE 12 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

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

During the years ended December 31, 2021 and 2020, Smartgen performed $88 and $129 in field services, respectively, the cost of which is included in cost of goods sold.

On January 2, 2022, we provided written notice to Smartgen to terminate all agreements between the two companies. The termination was effective January 31, 2022.

NOTE 13 – COMMITMENTS AND CONTINGENCIES.

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2021 with respect to such matters. See also Notes 6 and 10.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37960	4.1	5/14/20

4.2	Form of Common Stock Purchase Warrant	8-K	001-37960	4.1	7/8/2020

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

67

10.9	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/2017

10.10	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.11	Supplier Agreement between Polar Power, Inc. and Citibank, N.A. dated effective as of June 4, 2019	8-K	001-37960	10.1	6/6/2019

10.12	Paycheck Protection Program Loan Note by Polar Power, Inc. in favor of Citibank, N.A. dated May 4, 2020	8-K	001-37960	10.1	5/8/2020

10.13	Securities Purchase Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.1	7/8/2020

10.14	Registration Rights Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.2	7/8/2020

10.15	Loan and Security Agreement dated August 31, 2020 between Pinnacle Bank and Polar Power, Inc.	8-K	001-37960	10.1	10/9/2020

10.16	First Modification to Loan and Security Agreement dated October 7, 2020 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	10/9/2020

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/2017

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/2017

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2022.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	March 31, 2022
Arthur D. Sams	and Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	March 31, 2022
Luis Zavala	(principal financial and accounting officer)

/s/ Keith Albrecht	Director	March 31, 2022
Keith Albrecht

/s/ Peter Gross	Director	March 31, 2022
Peter Gross

/s/ Katherine Koster	Director	March 31, 2022
Katherine Koster

69