Form 10-Q
period 2022-03-31
Polar Power, Inc.
filed 2022-05-16
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 16, 2022 was 12,788,203.

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences of the novel coronavirus, or COVID-19, pandemic on matters including U.S., local and foreign economies, wars and international conflicts including the current military actions involving the Russian Federation and Ukraine, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

FINANCIAL PRESENTATION

All dollar amounts in this Quarterly Report on Form 10-Q are presented in thousands, except share and per share data and where otherwise noted.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,186	$5,101
Accounts receivable	3,616	4,243
Inventories	10,485	9,017
Prepaid expenses	3,264	4,006
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	24,338	25,154

Other assets:
Operating lease right-of-use assets, net	748	914
Property and equipment, net	893	1,019
Deposits	93	93

Total assets	$26,072	$27,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$544	$328
Customer deposits	923	897
Accrued liabilities and other current liabilities	1,211	1,206
Current portion of operating lease liabilities	691	721
Current portion of notes payable	245	242
Total current liabilities	3,614	3,394

Notes payable, net of current portion	205	268
Operating lease liabilities, net of current portion	123	268

Total liabilities	3,942	3,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,805,680 shares issued and 12,788,203 shares outstanding on March 31, 2022, and December 31, 2021.	1	1
Additional paid-in capital	36,816	36,816
Accumulated deficit	(14,647)	(13,527)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	22,130	23,250

Total liabilities and stockholders’ equity	$26,072	$27,180

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net Sales	$3,709	$3,290
Cost of Sales	2,804	3,348
Gross profit (loss)	905	(58)

Operating Expenses
Sales and marketing	405	368
Research and development	476	490
General and administrative	1,131	982
Total operating expenses	2,012	1,840

Loss from operations	(1,107)	(1,898)

Other income (expenses)
Interest expense and finance costs	(13)	(16)
Other income (expense), net	—	11
Total other income (expenses), net	(13)	(5)

Net loss	$(1,120)	$(1,903)

Net loss per share – basic and diluted	$(0.10)	$(0.15)
Weighted average shares outstanding, basic and diluted	12,788,203	12,513,625

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended March 31, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250
Net loss	—	—	—	(1,120)	—	(1,120)
Balance, March 31, 2022 (unaudited)	12,805,680	$1	$36,816	$(14,647)	$(40)	$22,130

Three months Ended March 31, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common shares issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(1,903)	—	(1,903)
Balance, March 31, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,016)	(40)	$22,761

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,120)	$(1,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	151
Amortization of operating lease right-of-use asset	166	160
Changes in operating assets and liabilities
Accounts receivable	626	(1,521)
Inventories	(1,468)	540
Prepaid expenses	742	(416)
Accounts payable	216	113
Customer deposits	26	(333)
Accrued expenses and other current liabilities	5	(10)
Decrease in lease liability	(175)	(162)
Net cash used in operating activities	(847)	(3,381)

Cash flows from investing activities:
Acquisition of property and equipment	(8)	—
Net cash used in investing activities	(8)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering cost	—	12,466
Proceeds from exercise of warrants	—	707
Repayment of notes payable	(60)	(80)
Net cash provided by (used in) financing activities	(60)	13,093

Increase (decrease) in cash and cash equivalents	(915)	9,712
Cash and cash equivalents, beginning of period	5,101	1,646
Cash and cash equivalents, end of period	$4,186	$11,358

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three-month periods ended March 31, 2022 and 2021

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2022 (Unaudited)	2021 (Unaudited)
DC power systems	$3,617	$3,155
Engineering & Tech Support Services	44	28
Accessories	48	107
Total net sales	$3,709	$3,290

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2022 (Unaudited)	2021 (Unaudited)
Telecom	$3,670	$3,053
Government/Military	17	31
Marine	14	—
Other (backup DC power to various industries)	8	206
Total net sales	$3,709	$3,290

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. As of March 31, 2021 and December 31, 2021, inventory has been reduced by cumulative write-downs totaling $3,400 and $3,500, respectively. As of March 31, 2022 and December 31, 2021, inventories consisted of the following:

	March 31, 2022 (unaudited)	December 31, 2021

Raw materials	$7,591	$6,607
Finished goods	2,894	2,410
Total Inventories	$10,485	$9,017

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of March 31, 2022 and December 31, 2021, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2022 (unaudited)	December 31, 2021
Balance at beginning of the period	$600	$600
Payments	(153)	(658)
Provision for warranties	153	658
Balance at end of the period	$600	$600

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $11 and $9 at March 31, 2022 and December 31, 2021, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $24 and $23 at March 31, 2022 and December 31, 2021, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended March 31, 2022, 90% of revenues were generated from the Company’s largest customer (a Tier-1 telecommunications wireless carrier in the U.S.). For the three months ended March 31, 2021, 59% (from a Tier-1 telecommunications wireless carrier in the U.S.), 15%, and 11% of revenues were generated from the Company’s three largest customers. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended March 31, 2022 and March 31, 2021, sales to telecommunications customers accounted for 99% and 93% of total revenues, respectively. For the three months ended March 31, 2022 and March 31, 2021, sales to international customers accounted for 1% and 26%, of total revenue, respectively.

Accounts receivable. At March 31, 2022, 93% of the Company’s accounts receivable were from the Company’s largest customer. At December 31, 2021, the Company’s two largest receivable accounts represented 74% and 15% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2022 or December 31, 2021.

Accounts payable. At March 31, 2022, accounts payable to the Company’s three largest vendors represented 32%, 12% and 7%, respectively, of the Company’s accounts payable. On December 31, 2021, the three largest accounts payable accounts to the Company’s vendors represented 16%, 9%, and 9%.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period.

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2022 (Unaudited)	March 31, 2021 (Unaudited)
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

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

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022 (Unaudited)	December 31, 2021
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,358	3,350
Vehicles	181	180
Leasehold improvements	390	390
Office equipment	181	181
Software	106	106
Total property and equipment, cost	4,287	4,278
Less: accumulated depreciation and amortization	(3,394)	(3,259)
Property and equipment, net	$893	$1,019

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2022 and 2021 was $135 and $151, respectively. During the three months ended March 31, 2022 and 2021, $130 and $144, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2022	December 31,
	(Unaudited)	2021
Total Equipment Notes Payable	$450	$510
Less Current Portion	245	242
Notes Payable, long term	$205	$268

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of March 31, 2022 is approximately $22 and are due through 2024.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During 2022, the Company did not take any advances from the revolving credit facility. At March 31, 2022, there was no balance outstanding under the line of credit and the Company had availability under the line of credit in the amount of $3,127.

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

The loan agreement’s initial term ends on September 30, 2022 and is renewed thereafter for additional one-year term. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the loan agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of March 31, 2022.

The loan agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 5 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2021	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2022 (unaudited)	140,000	$5.22
Exercisable, March 31, 2022 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2021, the Company had total outstanding options of 140,000, which were carried forward to March 31, 2022. These options are fully vested, exercise prices ranging from $4.84 to $5.60, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at March 31, 2022.

NOTE 6 – STOCK WARRANTS

At March 31, 2022, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	24,122	$3.13
Issued	—	—
Exercised	—	—
Outstanding, March 31, 2022 (unaudited)	24,122	$3.13
Exercisable, March 31, 2022 (unaudited)	24,122	$3.13

At December 31, 2021, the Company had outstanding warrants exercisable into 24,122 shares of the Company’s common stock, which were carried forward to March 31, 2022. The warrants had been issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share and expire in July 2025.

The intrinsic value of the outstanding and exercisable warrants at March 31, 2022 was $2.

NOTE 7 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen Solutions, Inc. (“Smartgen”), a related entity. During the three months ended March 31, 2022 and 2021, Smartgen performed nil and $29 in field services, respectively. On January 2, 2022, we provided written notice to Smartgen to terminate all agreements between the two companies. The termination was effective January 31, 2022.

NOTE 8 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at March 31, 2022 of 1.2 years.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Lease Cost
Operating lease cost (of which $25 is included in general and administration and $150 is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2022, and $25 and $150 for the same period in 2021, respectively)	$175	$175

Other Information
Weighted average remaining lease term – operating leases (in years)	1.2	2.2
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2022	At December 31, 2021
Operating leases
Long-term right-of-use assets, net of accumulated amortization of $2,069 and $1,903, respectively	$748	$914

Short-term operating lease liabilities	$691	$721
Long-term operating lease liabilities	123	268
Total operating lease liabilities	$814	$989

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2022 (remaining 9 months)	563
2023	280
Total lease payments	843
Less: Imputed interest/present value discount	(29)
Present value of lease liabilities	$814

Rent expense for the three months ended March 31, 2022 and 2021 was $226 and $226, respectively.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. During the year ended December 31, 2021, the Company qualified for approximately $2,000 of ERC. As of March 31, 2022 and December 31, 2021, the balance of $2,000 is presented as employee retention credit receivable in the accompanying condensed balance sheets.

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

We believe it’s more efficient to build power systems around the DC generator because it’s simpler to integrate with battery storage and solar photovoltaics which also operate on DC. Many applications in communications, water pumping, lighting, vehicle and vessel propulsion, security systems operate on DC power only. Many micro-grids and energy storage are DC based and use inverters to convert the DC to AC.

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

During the three months ended March 31, 2022 and 2021, 99% and 93%, respectively, of our total net sales were within the telecommunications market. For the three months ended March 31, 2022, 90% of our total net sales were derived from our largest telecommunications customers. For the same period in 2021, 59%, 15% and 11% of our total net sales were derived from our three largest customers. There was no other revenue from customers in excess of 10% of total net sales in either period.

Overseas sales to telecommunications customers are showing growth after long marketing investments. In April 2022, we received a purchase order from a telecommunications customer in the South Pacific Islands in the amount of $4.0 million for our DC power generators for off-grid applications to supply rural areas with broadband services. This order is part of a growing program to develop the telecommunications infrastructure in this region. We plan to begin deliveries mid-year 2022 and fulfill the order by the end of this year.

We continue to work on diversifying our customer base and are selling into non-telecommunication markets and applications at an increasing rate. In March 2022, we received EPA certification on our 4Y Toyota engine project aimed at expanding the power range to 35 kW on natural gas and LPG. Polar’s EPA certification of 1KS and 4Y Toyota engines brings to the market (non-diesel) engines with very low maintenance and high fuel efficiency. In addition to meeting the telecommunications need for larger and more compact generators our larger models have high interest from micro-grids, peak power shaving, and EV charging.

We also continue to market our DC generators for the military, advanced mobility and marine markets as part of our ongoing customer diversification strategy. The military’s increasing use of robotics, drones, and computerization in the field is driving the demand for battery charging with DC generators. Military sales are advantageous because of their long-term contracts and they tend to cover the cost of product development. Marine sales interest have increased significantly both domestically and overseas due to the increased performance in comfort and fuel economy. Also, there are increasing restrictions on the use of diesel and gasoline engines in many lakes and waterways making way for our natural gas and propane operated generators. Using natural gas and propane for home and office charging for electric vehicle and forklifts is still a market under development. Same is true for diesel mobile chargers for emergency roadside assistance.

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

The impacts of COVID-19 on our business, sources of revenues and the general economy, are currently not fully known. We will continue to actively monitor the situation and may take further actions that may alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, although we do anticipate it to negatively impact our financial results during fiscal year 2022 and perhaps beyond.

Recent Business Events

We continue to see growth in sales. During the first three months of 2022, we experienced an increase in demand of our DC power systems primarily by our Tier-1 telecommunications customers in the U.S. Our net sales increased 13% as compared to our net sales during the same period in 2021. This increase in sales is primarily driven by our Tier-1 telecommunications customers purchasing our DC power generators to support their 5G infrastructure buildout programs.

Our sales backlog as of March 31, 2022 was $9,055, with 89% of that amount attributed to our largest U.S. telecommunications customer, 8% to other telecommunications customers, and 3% to customers in other markets. Our backlog at March 31, 2022 excludes an order in the amount of $3,120 cancelled in April 2022. This order was received in the second quarter of 2021 for the purchase of a DC power system as mobile power for a commercial vehicle. The customer cancelled this order as a result of changes to their product design.

In April 2022, we received a purchase order from a telecommunications customer in the South Pacific Islands in the amount of $4.0 million for our DC power generators for off-grid applications. This order is part of a growing program to develop broadband services in the south pacific region. We plan to begin deliveries mid-year 2022 and fulfill the order by the end of this year.

We also continue to work on diversifying our customer base and are selling into non-telecommunication markets and applications at an increasing rate. In March 2022, we received EPA certification on our 4Y Toyota engine project aimed at expanding the power range to 35 kW on natural gas and LPG. Polar’s EPA certification of 1KS and 4Y Toyota engines brings to the market (non-diesel) engines with very low maintenance and high fuel efficiency. In addition to meeting the telecommunications need for larger and more compact generators our larger models have high interest from micro-grids, peak power shaving, and EV charging.

Our solar hybrid power systems, which integrate solar energy storage with natural gas/LPG (propane) powered generators, are ideal for off-grid (i.e., areas where wireless towers are not connected to an electrical grid) and bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power more than eight hours) applications.

The COVID-19 pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. We are experiencing labor shortages as a result of COVID-19. We also continue to have disruptions with our supply chain resulting in extended lead times, increasing costs and delays with product shipments. The key elements of our shortages are PV modules, electronic components and diesel engines.

We believe recent special military actions of the Russian Federation and its invasion of Ukraine have added considerable to our shipping costs due to diesel fuel costs. However, we believe the resulting geopolitical uncertainty should increase our military contracts.

Our growing backlog and shipments have demonstrated that our customers are viable and moving forward with orders. The headwind to a more rapid sales growth is a labor and supply chain issue. We anticipate that our component suppliers will normalize their backlogs sometime during the 4th quarter in 2023. In the meantime, our strategy will be to maintain large inventories of engines and electronic components to offset disruptions.

We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that impacted our condensed consolidated financial statements and related notes included herein.

Effects of Inflation

The impact of inflation and changing prices during the three months ended March 31, 2022 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2022 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2022 were $3,709, which represents a 13% increase in net sales as compared to $3,290 for the three months ended March 31, 2021. We experienced significant labor disruptions in January 2022 as a result of the pandemic, resulting in a decrease in shipments of approximately 75% of our projected deliveries for the month. We believe the COVID-19 and employee turnover are the primary factors.

We continue to see growth in sales of DC power systems to our telecommunications customers during the three months ended March 31, 2022, as they continue to develop their 5G infrastructure and use our DC generators as primary backup power. During the three months ended March 31, 2022, we received $3.6 million in new orders from telecommunications customers in the U.S. Our total backlog as of March 31, 2022 was $9,054, of which 97% is from orders of our DC power generators from telecommunications customers and 3% from customers in other markets.

We plan to continue to expand our customer base in all market segments. We also anticipate that our sales will increase as we overcome supply chain and labor issues.

The geopolitical uncertainty is driving nations and business to secure or harden their energy needs driving a more rapid pace toward energy efficiency and solar energy.

See “Risk Factors” commencing on page 25 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2022 (unaudited)	2021 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2022	2021
Net sales	$3,709	$3,290	$419	13%	100.0%	100.0%
Cost of sales	2,804	3,348	544	16%	75.6%	101.8%
Gross profit (loss)	905	(58)	963	1660%	24.4%	(1.8)%
Sales and marketing expenses	405	368	(37)	(10)%	10.9%	11.2%
Research and development expenses	476	490	14	3%	12.8%	14.9%
General and Administrative expenses	1,131	982	(149)	(15)%	30.5%	29.8%
Total operating expenses	2,012	1,840	(172)	(9)%	54.2%	55.9%
Loss from operations	(1,107)	(1,898)	791	42%	(29.8)%	(57.7)%
Interest and finance costs	(13)	(16)	3	19%	(0.4)%	(0.5)%
Other income (expense), net	—	11	(11)	(100)%	—%	0.3%
Loss before income taxes	(1,120)	(1,903)	783	41%	(30.2)%	(57.8)%
Income tax benefit	—	—	—	%	—	—%
Net loss	$(1,120)	$(1,903)	$783	41%	(30.2)%	(57.8)%

Net Sales. Net sales increased $419, or 13%, to $3,709 for the three months ended March 31, 2022, as compared to $3,290 for the same period in 2021. The increase in sales was primarily due to an increase in sales of our DC power systems to Tier-1 telecommunications customers in the U.S. Sales to our largest telecommunications customer accounted for 90% of our total net sales during the three months ended March 31, 2022. For the same period in 2021, 59%, 15% and 11% of our total net sales were generated from our three largest telecommunications customers, the latter two being international customers. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 98% of our total net sales for the three months ended March 31, 2022, as compared to 67% for the same period in 2021. The increase was primarily due to having a greater customer mix during the three months ended March 31, 2021, as compared to the same period in 2022. Our international sales represented 26% of our net sales in 2021, as compared to 1% in international sales in 2022.

Cost of Sales. Cost of sales during the three months ended March 31, 2022 decreased by $544, or 16%, to $2,804, as compared to $3,348 during the same period in 2021. Cost of sales as a percentage of net sales during the three months ended March 31, 2022 decreased to 75.6% as compared to 101.8% in the same period in 2021. The decrease in cost of sales as a percentage of net sales was primarily a result of improvements in labor efficiencies in the manufacturing of our DC power systems diminished with a slight increase in the cost of raw materials. We believe our manufacturing facilities are under-utilized as a result of significant investments in manufacturing equipment and facilities during the two years prior to when the pandemic started in the U.S.

Gross Profit (Loss). We had a gross profit of $905 for the three months ended March 31, 2022, which is an improvement of $963, or 1660%, as compared to gross loss of $58 during the same period in 2021. The increase in gross profit for the three months ended March 31, 2022, was primarily a result of an increase in shipments of our DC power systems to Tier-1 telecommunications customers and improved labor efficiencies in manufacturing. As mentioned above in Cost of Sales, we believe our manufacturing facilities are under-utilized resulting in under absorption of factory overhead negatively affecting our gross margins in the short-term. Our gross profit as a percentage of net sales was 24.4% for the quarter ended March 31, 2022, as compared to a gross loss as a percentage of net sales of (1.8)% in the same period in 2021.

Sales and Marketing Expenses. During the three months ended March 31, 2022, sales and marketing expenses increased by $37, or 10%, to $405, as compared to $368 during the same period in 2021. The increase was attributable to an increase in marketing and promotions of our DC power systems in the U.S. and international markets due to a decrease in travel restrictions and other measures aimed to reducing the spread of COVID-19.

Research and Development Expenses. During the three months ended March 31, 2022, research and development expenses decreased by $14, or 12.8%, to $476, as compared to $490 during the same period in 2021. Our research and development efforts during the first quarter of 2022 primarily focused developing our new 27 kW power system and new software for our new 4Y Toyota engine control system.

General and Administrative Expenses. General and administrative expenses increased by $149, or 15%, to $1,131 during the three months ended March 31, 2022, as compared to $982 during same period in 2021. The increase in general and administrative expenses during the three month period ended March 31, 2022, was primarily due to an increase in general and administrative staff.

Interest and Finance Costs. Interest expense for the three months ended March 31, 2022 was $13, as compared to $16 during the same period in 2021. The $3 decrease in interest expense resulted primarily from a decrease in interest expense paid on equipment financing.

Net Loss. As a result of the factors identified above, we reported net loss of $1,120, or $(0.10) per basic and diluted share, for the three months ended March 31, 2022, as compared to net loss of $1,903, or $(0.15) per basic and diluted share, for the same period in 2021.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2022, we funded our operations primarily from cash on hand. As of March 31, 2022, we had working capital of $20,724, as compared to working capital of $21,760 at December 31, 2021. This $1,036 decrease in working capital is primarily attributable to a $915 decrease in cash and cash equivalents resulting from net cash of $847 used in operating activities, and net cash of $8 used in investing activities, and net cash of $60 used in financing activities.

On March 31, 2022 and December 31, 2021, our net trade receivables totaled $3,616 and $4,243, respectively. On March 31, 2022, $3,346 (93%) and $125 (3%) represented the two largest open customer account balances, while $3,131 (74%) and $624 (15%) represented the two largest open customer account balances on December 31, 2021.

At December 31, 2021, we recognized $2,000 related to the employee retention credit (“ERC”) for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Our available capital resources on March 31, 2022 consisted primarily of $4,186 in cash and cash equivalents, as compared to $5,101 as of December 31, 2021. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

We did not have an outstanding balance under the Loan Agreement at March 31, 2022, and December 31, 2021. As of March 31, 2022, we had availability under the Loan Agreement of $3,127 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(847)	$(3,381)
Investing Activities	(8)	—
Financing Activities	(60)	13,093
Net decrease in cash	$(915)	$9,712

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $847, as compared to net cash used in operating activities of $3,381 for the same period in 2021. This decrease in net cash used in 2022 was primarily due to a net loss of $1,120, an increase in inventory of $1,468, a decrease in accounts receivable of $626, a decrease in prepaid expenses of $742, and an increase in accounts payable of $216.

Investing Activities

Net cash in investing activities for the three months ended March 31, 2022 was $8, primarily due to acquisitions of property and equipment. We did not have any investing activities for the three months ended March 31, 2021.

Financing Activities

Net cash used in financing activities totaled $60 for the three months ended March 31, 2022, as compared to $13,093 provided by financing activities during the same period in 2021. This use of cash was primarily repayment of equipment financing accounts. The decrease in cash provided by financing activities was due to proceeds received from the sale of 750,000 shares of our common stock in an underwritten public offering on February 10, 2021. We received net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants.

Backlog

As of March 31, 2022, we had a backlog of $9,055, after adjustments as described on page 17 under Recent Business Events. This is an increase of 66% from backlog of $5,563 as of March 31, 2021. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2022 was comprised of the following elements: 97% in purchases of DC power systems by telecommunications customers and 3% in purchases by customers from other markets. We believe the majority of our backlog will be shipped within the next six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The repercussions of the COVID-19 global pandemic has had and is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing raw materials from suppliers. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued economic downturn caused by the COVID-19 pandemic, we will likely experience a reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing productivity, higher than normal inventory levels, delay in receipt of raw materials, a reduction in the availability of qualified labor, cancellation of customer orders in our sales backlog and increased price competition, all of which could substantially adversely affect our results of operations including our earnings and cash flows.

In response to uncertainties associated with the COVID-19 pandemic, we have made certain modifications to our business, including modifications to employee work locations, cancellation of certain marketing events and the implementation of a cost reduction program to reduce overhead. During portions of 2022 we also implemented limited remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

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

We have incurred significant losses in the past. For the quarter ended March 31, 2022, we incurred net loss of approximately $1.1 million. For the years ended December 31, 2021 and 2020, we incurred consolidated net losses of approximately $1.4 million and $10.8 million, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company and Toyota Corporation. Engines from Yanmar represented 100% our total engines sold as a component of our DC power systems during the three months ended March 31, 2022, respectively, and represented approximately 74% and 4% of our total engines sold as components of our DC power systems during the same period in 2021, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In March 2022, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended March 31, 2022 and 2021, our sales to international customers accounted for 1% and 26%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors, and customers. External parties may gain access to our data or our customers’ data or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of March 31, 2022, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: May 16, 2022	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

