Form 10-Q
period 2022-06-30
Polar Power, Inc.
filed 2022-08-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 15, 2022 was 12,788,203.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,656	$5,101
Accounts receivable	3,994	4,243
Inventories	11,985	9,017
Prepaid expenses	4,386	4,006
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	25,808	25,154

Other assets:
Operating lease right-of-use assets, net	580	914
Property and equipment, net	770	1,019
Deposits	93	93

Total assets	$27,251	$27,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$135	$328
Customer deposits	3,485	897
Accrued liabilities and other current liabilities	1,214	1,206
Current portion of operating lease liabilities	588	721
Current portion of notes payable	248	242
Total current liabilities	5,670	3,394

Notes payable, net of current portion	143	268
Operating lease liabilities, net of current portion	47	268

Total liabilities	5,860	3,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,805,680 shares issued and 12,788,203 shares outstanding on June 30, 2022, and December 31, 2021.	1	1
Additional paid-in capital	36,816	36,816
Accumulated deficit	(15,386)	(13,527)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	21,391	23,250

Total liabilities and stockholders’ equity	$27,251	$27,180

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$4,274	$4,847	$7,983	$8,137
Cost of Sales	3,213	3,880	6,017	7,228
Gross profit	1,061	967	1,966	909

Operating Expenses
Sales and marketing	400	379	805	747
Research and development	350	463	826	952
General and administrative	1,036	990	2,167	1,973
Total operating expenses	1,786	1,832	3,798	3,672

Loss from operations	(725)	(865)	(1,832)	(2,763)

Other income (expenses)
Interest expense and finance costs	(14)	(15)	(27)	(31)
Other income (expense), net	—	14	—	25
Total other income (expenses), net	(14)	(1)	(27)	(6)

Net loss	$(739)	$(866)	$(1,859)	$(2,769)

Net loss per share – basic and diluted	$(0.06)	$(0.07)	$(0.15)	$(0.22)
Weighted average shares outstanding, basic and diluted	12,788,203	12,788,203	12,788,203	12,651,672

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended June 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2022 (unaudited)	12,805,680	$1	$36,816	$(14,647)	$(40)	$22,130
Net loss	—	—	—	(739)	—	(739)
Balance, June 30, 2022 (unaudited)	12,805,680	$1	$36,816	$(15,386)	(40)	$21,391

Six months ended June 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250
Net loss	—	—	—	(1,859)	—	(1,859)
Balance, June 30, 2022 (unaudited)	12,805,680	$1	$36,816	$(15,386)	$(40)	$21,391

Three months Ended June 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,016)	$(40)	$22,761
Net loss	—	—	—	(866)	—	(866)
Balance, June 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,882)	(40)	$21,895

Six months ended June 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common stock issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(2,769)	—	(2,769)
Balance, June 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,882)	$(40)	$21,895

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,859)	$(2,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264	287
Changes in operating assets and liabilities
Accounts receivable	249	(3,690)
Inventories	(2,968)	877
Prepaid expenses	(380)	(2,880)
Income tax receivable	—	1,570
Decrease in operating lease right-of-use asset	334	321
Accounts payable	(193)	61
Customer deposits	2,588	265
Accrued expenses and other current liabilities	8	157
Decrease in operating lease liability	(354)	(330)
Net cash used in operating activities	(2,311)	(6,131)

Cash flows from investing activities:
Acquisition of property and equipment	(15)	—
Net cash used in investing activities	(15)	—

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering cost	—	12,466
Proceeds from exercise of warrants	—	707
Repayment of notes payable	(119)	(150)
Net cash provided by (used in) financing activities	(119)	13,023

Increase (decrease) in cash and cash equivalents	(2,445)	6,892
Cash and cash equivalents, beginning of period	5,101	1,646
Cash and cash equivalents, end of period	$2,656	$8,538

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2022, the Company recorded a net loss of $1,859 and used cash in operations of $2,311. As of June 30, 2022, we had a cash balance of $2,656, with borrowing capacity of $2,806, stockholders’ equity of $21,391 and a working capital of $20,138. Notwithstanding the net loss for the six-month period ended June 30, 2022, management projects adequate cash flow from operations and available line of credit through June 30, 2023, sufficient to ensure continuation of the Company as a going concern for at least one year from the date the Company’s June 30, 2022 financial statements are issued.

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

The extent of the impact of COVID-19 on its operational and financial performance will depend on certain developments, including the duration and potential resurgence of the outbreak, the impact on its customers and sales cycles, the impact on its customer, employee or industry events, the impact on inflation and the effect on the supply chain, all of which are uncertain and cannot be predicted. At this point, the Company is uncertain of the full magnitude that the COVID-19 pandemic may have on our financial condition, liquidity and future results of operations.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warranty reserves and assumptions made in valuing equity instruments issued for services. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

Substantially all of the Company’s revenue is derived from product sales. The Company also generates revenues from engineering, tech support, and rental services. Product or service revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to its customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products or services to a customer. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured.

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three and six-month periods ended June 30, 2022 and 2021.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2022 (Unaudited)	2021 (Unaudited)
DC power systems	$4,199	$4,635
Engineering & Tech Support Services	32	142
Accessories	43	70
Total net sales	$4,274	$4,847

	Six months ended June 30,
	2022 (Unaudited)	2021 (Unaudited)
DC power systems	$7,816	$7,860
Engineering & Tech Support Services	76	170
Accessories	91	107
Total net sales	$7,983	$8,137

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2022 (Unaudited)	2021 (Unaudited)
Telecom	$4,228	$4,440
Government/Military	12	134
Marine	3	14
Other (backup DC power to various industries)	31	259
Total net sales	$4,274	$4,847

	Six months ended June 30,
	2022 (Unaudited)	2021 (Unaudited)
Telecommunications	$7,898	$7,492
Government/Military	29	165
Marine	17	14
Other (backup DC power to various industries)	39	466
Total net sales	$7,983	$8,137

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. As of June 30, 2022 and December 31, 2021, inventory has been reduced by cumulative write-downs totaling $3,300 and $3,500, respectively. As of June 30, 2022 and December 31, 2021, inventories consisted of the following:

	June 30, 2022 (unaudited)	December 31, 2021

Raw materials	$8,863	$6,607
Finished goods	3,122	2,410
Total Inventories	$11,985	$9,017

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of June 30, 2022 and December 31, 2021, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2022 (unaudited)	December 31, 2021
Balance at beginning of the period	$600	$600
Payments	(290)	(658)
Provision for warranties	290	658
Balance at end of the period	$600	$600

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $13 and $9 at June 30, 2022 and December 31, 2021, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $18 and $23 at June 30, 2022 and December 31, 2021, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended June 30, 2022, 88% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. For the three months ended June 30, 2021, 77% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended June 30, 2022 and June 30, 2021, sales to telecommunications customers accounted for 99% and 92% of total revenues, respectively. For the three months ended June 30, 2022 and June 30, 2021, sales to international customers accounted for 2% and 2%, of total revenue, respectively.

For the six months ended June 30, 2022, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 89% of total revenues. For the same period in 2021, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carriers in the U.S., accounted for 70%. There was no other revenue from customers in excess of 10% of revenues in either period. For the six months ended June 30, 2022 and June 30, 2021, sales to telecommunications customers accounted for 99% and 92% of total revenues, respectively. For the six months ended June 30, 2022 and June 30, 2021, sales to international customers accounted for 1% and 12%, of total revenue, respectively.

Accounts receivable. At June 30, 2022, 94% of the Company’s accounts receivable were from the Company’s largest customer. At December 31, 2021, the Company’s two largest receivable accounts represented 74% and 15% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2022 or December 31, 2021.

Accounts payable. At June 30, 2022, accounts payable to the Company’s three largest vendors represented 16%, 8% and 8%, of the Company’s accounts payable. On December 31, 2021, the three largest accounts payable accounts to the Company’s vendors represented 16%, 9%, and 9%.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2022 (Unaudited)	June 30, 2021 (Unaudited)
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

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

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s financial statement presentation or disclosures.

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2022 (Unaudited)	December 31, 2021
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,364	3,350
Vehicles	181	180
Leasehold improvements	390	390
Office equipment	181	181
Software	106	106
Total property and equipment, cost	4,293	4,278
Less: accumulated depreciation and amortization	(3,523)	(3,259)
Property and equipment, net	$770	$1,019

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2022 and 2021 was $129 and $157, respectively. During the three months ended June 30, 2022 and 2021, $125 and $129, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2022 and 2021 was $264 and $287, respectively. During the six months ended June 30, 2022 and 2021, $255 and $273, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2022	December 31,
	(Unaudited)	2021
Total Notes Payable for purchase of Equipment	$391	$510
Less Current Portion	248	242
Notes Payable, long term	$143	$268

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are from 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of June 30, 2022 is approximately $22 and are due through 2024.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). During 2022, the Company did not draw any advances from the revolving credit facility. At June 30, 2022, there was no balance outstanding under the line of credit and the Company had availability under the line of credit in the amount of $2,806.

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

The loan agreement’s initial term ends on September 30, 2022 and is renewable thereafter for additional one-year term. In addition, Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the loan agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of June 30, 2022.

The loan agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 5 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2021	140,000	$5.22
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2022 (unaudited)	140,000	$5.22
Exercisable, June 30, 2022 (unaudited)	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At June 30, 2022 and December 31, 2021, the Company had total outstanding options exercisable into 140,000 shares of the Company’s common stock. These options are fully vested, with exercise prices ranging from $4.84 to $5.60. Options exercisable into 30,000 shares expire in December 2027 and the remaining options exercisable into 110,000 shares expire in April 2028.

The outstanding options had no intrinsic value at June 30, 2022.

NOTE 6 – STOCK WARRANTS

The following table summarizes warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	24,122	$3.13
Issued	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2022 (unaudited)	24,122	$3.13
Exercisable, June 30, 2022 (unaudited)	24,122	$3.13

At June 30, 2022 and December 31, 2021, the Company had outstanding warrants exercisable into 24,122 shares of the Company’s common stock. The warrants were issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share and expire in July 2025.

The outstanding and exercisable warrants had no intrinsic value at June 30, 2022.

NOTE 7 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen Solutions, Inc. (“Smartgen”), a related entity. During the three months ended June 30, 2022 and 2021, Smartgen performed nil and $22 in field services, respectively. Smartgen performed nil and $51 in field services for the six months ended June 30, 2022 and 2021, respectively. The agreement with Smartgen will be terminated effective January 31, 2022.

NOTE 8 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with a weighted average remaining lease terms at June 30, 2022 of approximately one year.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Lease Cost
Operating lease cost (of which $49 is included in general and administration and $301 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2022, and for the same period in 2021, respectively)	$350	$350

Other Information
Weighted average remaining lease term – operating leases (in years)	0.9	1.9
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2022	At June 30, 2021
Operating leases
Long-term right-of-use assets, net of accumulated amortization of $2,237 and $1,586, respectively	$580	$1,242

Short-term operating lease liabilities	$588	$695
Long-term operating lease liabilities	47	635
Total operating lease liabilities	$635	$1,330

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2022 (remaining 6 months)	376
2023	280
Total lease payments	656
Less: Imputed interest/present value discount	(21)
Present value of lease liabilities	$635

Rent expense for the six months ended June 30, 2022 and 2021 was $476 and $452, respectively.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. During the year ended December 31, 2021, the Company qualified for approximately $2,000 of ERC. As of June 30, 2022 and December 31, 2021, the balance of $2,000 is presented as employee retention credit receivable in the accompanying condensed balance sheets.

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

References to the “Company,” “Polar,” “our,” “us” or “we” refer to Polar Power, Inc. All dollar amounts are presented in thousands, except share and per-share data and where otherwise noted.

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

During the three months ended June 30, 2022 and 2021, 99% and 92%, respectively, of our total net sales were within the telecommunications market. For the three months ended June 30, 2022, 88% of our total net sales were derived from our largest telecommunications customer. For the same period in 2021, 77% of our total net sales were derived from our largest telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

During the six months ended June 30, 2022 and 2021, 99% and 92%, respectively, of our total net sales were within the telecommunications market. For the six months ended June 30, 2022, 89% of our total net sales were derived from our largest telecommunications customer. For the same period in 2021, 70% of our total net sales were derived from our largest telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Overseas sales to telecommunications customers are showing growth after long marketing investments. During the three months ended June 30, 2022, we received purchase orders from a telecommunications customer in the South Pacific Islands in the amount of $6,279 for our DC power generators for off-grid applications to supply rural areas with broadband services. This order is part of a growing program to develop the telecommunications infrastructure in this region. We expect to begin shipments during the second half of 2022.

We continue to work on diversifying our customer base and are selling into non-telecommunication markets and applications at an increasing rate and are focused on new markets for our DC power platform. As part of this diversification effort, we have been expanding the power range of our portfolio and in March 2022, we received EPA certification on our 4Y Toyota engine project aimed at expanding the power range to 35 kW on natural gas and LPG. Our EPA certification of 1KS and 4Y Toyota engines brings to the market clean fuel (non-diesel) engines with very low maintenance and lower operating costs. In many regions throughout the world, the cost of propane and LPG is much lower than the cost of diesel fuel so there is an economic incentive to lower carbon emissions.

The Toyota 1KS and 4Y engines were designed for 24/7 operation for heating, air-conditioning, and CHP applications in Japan. During the 1970s and 1980s Japan faced a problem with their electric grid supporting the rapid increase in HVAC usage. So instead of the electric grid providing the energy for the HVAC needs, these loads were moved over to the natural gas grid. To meet this application requirement, Toyota engines had to have long life (60,000+ hours) with very low maintenance. With the global increasing need for EV charging and HVAC, we see the need to shift some of this increasing energy demand to natural gas and propane/LPG. According to the US EIA, natural gas, coal, coke, fuel oil, provides 60.8% of the energy used by electric utilities in the US. Using natural gas and propane/LPG fuels for HVAC and EV charging shifts energy usage away from coal, coke, and fuel oil; thereby reducing emissions. Generating power locally reduces energy transmission losses, further reducing emissions.

Solar combined with the Toyota 1KS and 4Y engines along with our alternators and controls will offer clean and renewable energy for applications including HVAC, refrigeration, EV charging, peak power shaving, off grid power, and backing up the grid for home and business. We are actively pursuing these applications which we believe form the foundation for micro-grids.

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

Impact of COVID-19

The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic continues to have a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity.

We continue to monitor the rapidly evolving COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities and may need to make changes to our business based on their recommendations. Covid-19 has caused significant disruptions in the supply chain including increasing cost and expenses of materials and services. Our business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of our existing customers and suppliers. In the event of a continued widespread economic downturn caused by COVID-19, we will likely experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for our DC power systems, a reduction in our manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect our net revenues and our ability to remain a going concern.

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

Market Trends and Uncertainties

The global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases in inflation rates, rising interest rates, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. We anticipate these factors to continue for the remainder of fiscal 2022 potentially resulting in a negative impact on our overall operations including revenues, productivity, gross margins and liquidity.

We believe recent special military actions of the Russian Federation and its invasion of Ukraine have added considerable to our shipping costs due to diesel fuel costs. However, we believe the resulting geopolitical uncertainty should increase our military contracts.

We cannot reasonably estimate the financial impact of increased inflation or supply chain disruptions on our financial condition, results of operations or cash flows in the future.

Effects of Inflation

The impact of inflation and changing prices during the three and six months ended June 30, 2022 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2022 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Recent Business Events

We continue to see growth in sales of our DC power generators. During the three months ended June 30, 2022, we received new purchase orders for our DC power generators totaling $9,916, of which 34% are from telecommunications customers in the U.S. and 63% from a new telecommunications customer in the South Pacific Islands. Our total backlog on June 30, 2022 was $14,087, of which our largest U.S. telecommunications customer represents 44%.

Supply change constraints augmented by the COVID-19 pandemic and Russia’s invasion of Ukraine extended delays in receiving parts and components to complete our DC generators during the quarter ended June 30, 2022. Approximately 12% of expected shipments for the quarter had to be postponed to the second half of 2022. We experienced extended lead times and delays securing items such as diesel engines and small electronic components used in our products.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that impacted our condensed financial statements and related notes included herein.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2022 were $4,274, which represents a 12% decrease in net sales as compared to $4,847 for the three months ended June 30, 2021. Our net sales for the six months ended June 30, 2022 were $7,983, which represents a 2% decrease in net sales as compared to $8,137 for the same period in 2021. Supply chain constraints affected timely delivery of raw materials required to complete our DC power systems. Approximately 12% of expected shipments for the quarter ended June 30, 2022 had to be postponed to the second half of 2022.

During the three months ended June 30, 2022, we received $9,916 in new orders for our DC power generators bringing our sales backlog to $14,087. These new orders included $3,420 from our U.S. telecommunications customers primarily to develop their 5G infrastructure and use our DC generators as primary backup power. Our international telecommunications customer in the South Pacific Islands added $6,279 to our backlog. These units will be used for off-grid applications to supply rural areas with broadband services as part of a growing program to develop the telecommunications infrastructure in this region.

We plan to continue to expand our customer base in all market segments. We also anticipate that our sales will increase as we overcome supply chain and labor issues. We will continue to take proactive steps to manage our operations and mitigate the financial impacts of higher costs and supply chain issues; however, some of the factors are not within our control, and the duration and severity of supply chain issues in unknown and unpredictable.

See “Risk Factors” commencing on page 24 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2022 (unaudited)	2021 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2022	2021
Net sales	$4,274	$4,847	$(573)	(12)%	100.0%	100.0%
Cost of sales	3,213	3,880	667	17%	75.2%	80.1%
Gross profit	1,061	967	94	10%	24.8%	19.9%
Sales and marketing expenses	400	379	(21)	(6)%	9.4%	7.8%
Research and development expenses	350	463	113	24%	8.2%	9.6%
General and Administrative expenses	1,036	990	(46)	(5)%	24.2%	20.4%
Total operating expenses	1,786	1,832	46	3%	41.8%	37.8%
Loss from operations	(725)	(865)	140	16%	(17.0)%	(17.9)%
Interest and finance costs	(14)	(15)	1	19%	(0.4)%	(0.3)%
Other income (expense), net	—	14	(14)	(100)%	—%	0.3%
Net loss	$(739)	$(866)	$127	15%	(17.3)%	(17.9)%

Net Sales. Net sales decreased $573, or 12%, to $4,274 for the three months ended June 30, 2022, as compared to $4,847 for the same period in 2021. The decrease in sales was primarily due to supply chain constraints which postponed product shipment to the second half of 2022. Sales to our largest telecommunication customer in the U.S. accounted for 88% of our total net sales during the three months ended June 30, 2022. For the same period in 2021, 77% of our total net sales were generated from our largest telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 97% of our total net sales for the three months ended June 30, 2022, as compared to 90% for the same period in 2021. Our international sales represented 2% of our net sales for the three months ended June 30, 2022, as compared to 2% in international sales in the same period in 2021.

Cost of Sales. Cost of sales during the three months ended June 30, 2022 decreased by $667, or 17%, to $3,213, as compared to $3,880 during the same period in 2021. Cost of sales as a percentage of net sales during the three months ended June 30, 2022 decreased to 75.2% as compared to 80.1% in the same period in 2021. The decrease in cost of sales as a percentage of net sales was primarily a result of improved manufacturing productivity and utilization of $139 of previously written off in 2020 as obsolete inventory.

Gross Profit. We had a gross profit of $1,061 for the three months ended June 30, 2022, which is an improvement of $94, or 10%, as compared to gross profit of $967 during the same period in 2021. The increase in gross profit for the three months ended June 30, 2022 was primarily a result of improved labor efficiencies in manufacturing and utilization of $139 of previously written off obsolete inventory. Our gross profit as a percentage of net sales was 24.8% for the quarter ended June 30, 2022, as compared to a gross profit as a percentage of net sales of 19.9% in the same period in 2021.

Sales and Marketing Expenses. During the three months ended June 30, 2022, sales and marketing expenses increased by $21, or 6%, to $400, as compared to $379 during the same period in 2021. The increase was attributable to an increase in tradeshow expense due to a decrease in travel restrictions and other measures aimed to reducing the spread of COVID-19.

Research and Development Expenses. During the three months ended June 30, 2022, research and development expenses decreased by $113, or 24%, to $350, as compared to $463 during the same period in 2021. The decrease was primarily due to a decrease in R&D support staff during the three months ended June 30, 2022 as compared to the same period in 2021. Our research and development efforts during the second quarter of 2022 primarily focused on product design and customization for our international customers. We plan to recruit additional engineers during the second half of 2022 to support our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $46, or 5%, to $1,036 during the three months ended June 30, 2022, as compared to $990 during same period in 2021. The increase in general and administrative expenses during the three months ended June 30, 2022 was primarily due to an increase in general and administrative staff.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2022 was $14, as compared to $15 during the same period in 2021. Our interest expense for the current period is primarily from interest expense paid on equipment financing and the minimum interest expense on our line of credit.

For the three months ended June 30, 2021, we received a $14 refund from our general liability insurance carrier which was recorded as other income and included in the Total other income (expense) section in our condensed statements of operations. We did not have other income during the three months ended June 30, 2022.

Net Loss. As a result of the factors identified above, we reported net loss of $739, or $(0.06) per basic and diluted share, for the three months ended June 30, 2022, as compared to net loss of $866, or $(0.07) per basic and diluted share, for the same period in 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2022 (unaudited)	2021 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2022	2021
Net sales	$7,983	$8,137	$(154)	(2)%	100.0%	100.0%
Cost of sales	6,017	7,228	1,211	17%	75.4%	88.8%
Gross profit	1,966	909	1,057	116%	24.6%	11.2%
Sales and marketing expenses	805	747	(58)	(8)%	10.1%	9.2%
Research and development expenses	826	952	126	13%	10.3%	11.7%
General and Administrative expenses	2,167	1,973	(194)	(10)%	27.1%	24.2%
Total operating expenses	3,798	3,672	(126)	(3)%	47.6%	45.1%
Loss from operations	(1,832)	(2,763)	931	34%	(22.9)%	(34.0)%
Interest and finance costs	(27)	(31)	4	13%	(0.3)%	(0.4)%
Other income (expense), net	—	25	(25)	(100)%	0.0%	0.3%
Net loss	$(1,859)	$(2,769)	$910	33%	(23.3)%	(34.0)%

Net Sales. Net sales decreased $154, or 2%, to $7,983 for the six months ended June 30, 2022, as compared to $8,137 for the same period in 2021. The decrease in net sales was primarily due to labor shortages caused by COVID-19 and delays in receiving key components as a result of supply chain constraints.

Net Sales to our largest customer accounted for 89% of our total net sales during the six months ended June 30, 2022. Sales to our largest customer for the six months ended June 30, 2021, accounted for 70% of total net sales. There were no other customer with revenue in excess of 10% of our total net sales in either period.

For the six months ended June 30, 2022 and June 30, 2021, net sales to international customers accounted for 1% and 12%, of total revenue, respectively.

Cost of Sales. Cost of sales during the six months ended June 30, 2022 decreased by $1,211, or 17%, to $6,017, as compared to $7,228 during the same period in 2021. Cost of sales as a percentage of net sales during the six months ended June 30, 2022 improved to 75.4%, as compared to 88.8% in the same period in 2021 as a result of improvements in overhead absorption and labor efficiencies. During the six-month period ended June 30, 2022, we utilized $195 in inventories previously written-down in 2020 to zero net realizable value.

Gross Profit. Gross profit during the six months ended June 30, 2022 increased by $1,057, or 116%, to gross profit of $1,966, as compared to gross profit of $909 during the same period in 2021. Our gross profit as a percentage of net sales was 24.6% for the six months ended June 30, 2022, as compared to 11.2% in the same period in 2021. The increase in gross profit margin was attributable to an increase in factory overhead absorption resulting from improved utilization of our production facilities. Our gross profit was also positively affected by the usage of $195 in inventories previously written-down to complete products shipped during this six-month period.

Sales and Marketing Expenses. During the six months ended June 30, 2022, sales and marketing expenses increased by $58, or 8%, to $805, as compared to $747 during the same period in 2021. The increase was attributable to an increase in tradeshow expense due to a decrease in travel restrictions and other measures aimed to reducing the spread of COVID-19. We plan to expand our marketing efforts to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the six months ended June 30, 2022, research and development expenses decreased by $126, or 13%, to $826, as compared to $952 during the same period in 2021. The decrease was primarily due to a decrease in R&D support staff during the six months ended June 30, 2022, as compared to the same period in 2021. Our research and development efforts during 2022 focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system., and on product design and customization for our international customers. We plan to recruit additional engineers during the second half of 2022 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $194, or 10%, to $2,167 during the six months ended June 30, 2022, as compared to $1,973 during same period in 2021. The increase in general and administrative expenses was as a result of an increase in general and administrative staff and a slight increase in legal and consulting fees.

Interest and Finance Costs. Interest and finance costs for the six months ended June 30, 2022 was $27, as compared to $31 during the same period in 2021, an decrease of $4. Our interest expense for the current period is primarily from interest expense paid on equipment financing and the minimum interest expense on our line of credit.

For the six months ended June 30, 2021, we received refunds of $25 from our general liability insurance carrier which was recorded as other income and included in the total other income (expense) section in our condensed statements of operations. We did not have other income during the six months ended June 30, 2022.

Net Loss. For the six months ended June 30, 2022, we incurred net loss of $1,859, or $(0.15) per basic and diluted share, as compared to net loss of $2,769, or $(0.22) per basic and diluted share for the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

For the six months ended June 30, 2022, the Company recorded a net loss of $1,859 and used cash in operations of $2,311. As of June 30, 2022, we had a cash balance of $2,656, with borrowing capacity of $2,806, stockholders’ equity of $21,391 and a working capital of $20,138. Notwithstanding the net loss for the six-month period ended June 30, 2022, management projects adequate cash flow from operations and available line of credit through June 30, 2023, sufficient to ensure continuation of the Company as a going concern for at least one year from the date the Company’s June 30, 2022 financial statements are issued.

During the six months ended June 30, 2022, we funded our operations primarily from cash on hand. As of June 30, 2022, we had working capital of $20,138, as compared to working capital of $21,760 at December 31, 2021. This $1,622 decrease in working capital is primarily attributable to a $2,445 decrease in cash and cash equivalents resulting from net cash of $2,311 used in operating activities, net cash of $15 used in investing activities, and net cash of $119 used in financing activities.

On June 30, 2022 and December 31, 2021, our net trade receivables totaled $3,994 and $4,243, respectively. On June 30, 2022, $3,743 (94%) represented the largest open customer account balances, while $3,131 (74%) and $624 (15%) represented the two largest open customer account balances on December 31, 2021.

At December 31, 2021, we recognized $2,000 related to the employee retention credit (“ERC”) for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Our available capital resources on June 30, 2022 consisted primarily of $2,656 in cash and cash equivalents, as compared to $5,101 as of December 31, 2021. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

We did not have an outstanding balance under the Loan Agreement at June 30, 2022, and December 31, 2021. As of June 30, 2022, we had availability under the Loan Agreement of $2,806 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(2,311)	$(6,131)
Investing Activities	(15)	—
Financing Activities	(119)	13,023
Net increase (decrease) in cash	$(2,445)	$6,892

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $2,311, as compared to net cash used in operating activities of $6,131 for the same period in 2021. This decrease in net cash used in 2022 was primarily due to a net loss of $1,859, an increase in inventory of $2,968, an increase in prepaid expenses of $380, a decrease in accounts receivable of $249, an increase in accounts payable of $193, and an increase in customer deposits of $2,588.

Investing Activities

Net cash in investing activities for the six months ended June 30, 2022 was $15, primarily due to acquisitions of property and equipment. We did not have any investing activities for the six months ended June 30, 2021.

Financing Activities

Net cash used in financing activities totaled $119 for the six months ended June 30, 2022, as compared to $13,023 provided by financing activities during the same period in 2021. This use of cash was primarily repayment of equipment financing accounts. The decrease in cash provided by financing activities was due to proceeds received from the sale of 750,000 shares of our common stock in an underwritten public offering on February 10, 2021. We received net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants.

Backlog

As of June 30, 2022, we had a sales backlog of $14,087. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2022 was comprised of the following elements: 97% in purchases of DC power systems by telecommunications customers and 3% in purchases by customers from other markets. We believe the majority of our backlog will be shipped within the next six to nine months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in the past. For the quarter ended June 30, 2022, we incurred net loss of approximately $1.1 million. For the years ended December 31, 2021 and 2020, we incurred consolidated net losses of approximately $1.4 million and $10.8 million, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”) and Toyota Corporation (“Toyota”). Engines from Yanmar and Toyota represented 73% and nil our total engines sold as a component of our DC power systems during the three months ended June 30, 2022, respectively, and represented approximately 87% and 2% of our total engines sold as components of our DC power systems during the same period in 2021, respectively. Engines from Yanmar and Toyota represented 84% and nil of our total engines sold as a component of our DC power systems during the six months ended June 30, 2022, respectively, and represented approximately 82% and 3 of our total engines sold as components of our DC power systems during the same period in 2021, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In March 2022, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three and six months ended June 30, 2022 and 2021, our sales to international customers accounted for 1% and 26%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of June 30, 2022, we had granted options to purchase an aggregate of 140,000 shares of common stock under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: August 15, 2022	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

