Form 10-Q
period 2022-09-30
Polar Power, Inc.
filed 2022-11-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 14, 2022 was 12,949,550.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$363	$5,101
Accounts receivable	1,216	4,243
Inventories	15,625	9,017
Prepaid expenses	4,328	4,006
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	24,319	25,154

Other assets:
Operating lease right-of-use assets, net	411	914
Property and equipment, net	657	1,019
Deposits	93	93

Total assets	$25,480	$27,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$425	$328
Customer deposits	3,569	897
Accrued liabilities and other current liabilities	1,179	1,206
Current portion of operating lease liabilities	453	721
Current portion of notes payable	248	242
Total current liabilities	5,874	3,394

Notes payable, net of current portion	81	268
Operating lease liabilities, net of current portion	-	268

Total liabilities	5,955	3,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,967,027 shares issued and 12,949,550 shares outstanding on September 30, 2022, and 12,805,680 shares issued and 12,788,203 shares outstanding on December 31, 2021.	1	1
Additional paid-in capital	37,331	36,816
Accumulated deficit	(17,767)	(13,527)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	19,525	23,250

Total liabilities and stockholders’ equity	$25,480	$27,180

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$1,707	$4,136	$9,690	$12,273
Cost of Sales	1,954	3,170	7,971	10,398
Gross profit (loss)	(247)	966	1,719	1,875

Operating Expenses
Sales and marketing	328	372	1,134	1,119
Research and development	319	533	1,145	1,485
General and administrative	1,482	823	3,648	2,796
Total operating expenses	2,129	1,728	5,927	5,400

Loss from operations	(2,376)	(762)	(4,208)	(3,525)

Other income (expenses)
Interest expense and finance costs	(12)	(14)	(39)	(46)
Gain on forgiveness of PPP loan payable	—	1,715	—	1,715
Other income (expense), net	7	3	7	29
Total other income (expenses), net	(5)	1,704	(32)	1,698

Net income (loss)	$(2,381)	$942	$(4,240)	$(1,827)

Net income (loss) per share – basic	$(0.19)	$0.07	$(0.33)	$(0.14)
Net income (loss) per share – diluted	$(0.19)	$0.07	$(0.33)	$(0.14)
Weighted average shares outstanding, basic	12,848,466	12,788,203	12,967,027	12,697,683
Weighted average shares outstanding, diluted	12,848,466	12,807,361	12,967,027	12,697,683

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended September 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2022 (unaudited)	12,805,680	$1	$36,816	$(15,386)	$(40)	$21,391
Stock-based compensation	161,347		515	—	—	515
Net loss	—	—	—	(2,381)	—	(2,381)
Balance, September 30, 2022 (unaudited)	12,967,027	$1	$37,331	$(17,767)	(40)	$19,525

Nine months ended September 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250
Stock-based compensation	161,347		515	—	—	515
Net loss	—	—	—	(4,240)	—	(4,240)
Balance, September 30, 2022 (unaudited)	12,967,027	$1	$37,331	$(17,767)	$(40)	$19,525

Three months Ended September 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(14,882)	$(40)	$21,895
Net income	—	—	—	942	—	942
Balance, September 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(13,940)	(40)	$22,837

Nine months ended September 30, 2021

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Issuance of common stock for cash, net of offering costs	750,000	—	12,466	—	—	12,466
Common stock issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(1,827)	—	(1,827)
Balance, September 30, 2021 (unaudited)	12,805,680	$1	$36,816	$(13,940)	$(40)	$22,837

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,240)	$(1,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	420
Gain from forgiveness of PPP loan payable	—	(1,715)
Stock-based compensation to officers, employees and consultants	515
Changes in operating assets and liabilities
Accounts receivable	3,027	(2,330)
Inventories	(6,608)	496
Prepaid expenses	(322)	(3,758)
Income tax receivable	—	1,570
Operating lease right-of-use asset	503	484
Accounts payable	97	(102)
Customer deposits	2,672	260
Accrued expenses and other current liabilities	(27)	110
Operating lease liability	(536)	(498)
Net cash used in operating activities	(4,532)	(6,890)

Cash flows from investing activities:
Acquisition of property and equipment	(25)	(14)
Net cash used in investing activities	(25)	(14)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	12,466
Proceeds from exercise of warrants	—	707
Repayment of notes payable	(181)	(209)
Net cash used in financing activities	(181)	12,964

Increase (decrease) in cash and cash equivalents	(4,738)	6,060
Cash and cash equivalents, beginning of period	5,101	1,646
Cash and cash equivalents, end of period	$363	$7,706

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022, the Company recorded a net loss of $4,240 and used cash in operations of $4,532. As of September 30, 2022, we had a cash balance of $363, with borrowing capacity of $2,920, stockholders’ equity of $19,525 and a working capital of $18,445. Notwithstanding the net loss for the nine-month period ended September 30, 2022, management projects adequate cash flow from operations and available line of credit through September 30, 2023, sufficient to ensure continuation of the Company as a going concern for at least one year from the date the Company’s September 30, 2022 financial statements are issued.

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

Impact of COVID-19

The Company continues to monitor the COVID-19 pandemic and related guidance from international and domestic authorities, including federal, state and local public health authorities. COVID-19 has had, and is likely to continue to have, a material and substantial adverse impact on the Company’s results of operations including, among others, an increase in employee absenteeism, a decrease in available and qualified employment candidates, and delays in sourcing of raw materials from suppliers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. In the event of a widespread economic downturn caused by COVID-19, the Company could experience a further reduction in current projects, longer sales and collection cycles, deferral or delay of purchase commitments for its DC power systems, a reduction in its manufacturing functionality, higher than normal inventory levels, a reduction in the availability of qualified labor, and increased price competition, all of which could substantially adversely affect its net revenues and its ability to remain a going concern.

The extent of the impact of COVID-19 on its operational and financial performance will depend on certain developments, including potential resurgence of the outbreak, the impact on its customers and sales cycles, the impact on its customer, employee or industry events, the impact on inflation and the effect on the supply chain, all of which are uncertain and cannot be predicted.

Effects of Inflation

The impact of inflation and changing prices on our raw materials and components during the three and nine months ended September 30, 2022 has reduced profits due to previous order commitments with fixed price contracts. Rapid changes in the global economy may cause additional significant spikes in inflation which may have an impact in our financial condition during 2022 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects or make us less competitive in certain markets. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed balance sheet information as of December 31, 2021, was derived from the audited financial statements included in the Company’s financial statements as of that date included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. These financial statements should be read in conjunction with that Annual Report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three and nine-month periods ended September 30, 2022 and 2021.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
DC power systems	$1,659	$4,023
Engineering & Tech Support Services	28	52
Accessories	20	61
Total net sales	$1,707	$4,136

	Nine months ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
DC power systems	$9,474	$11,884
Engineering & Tech Support Services	105	222
Accessories	111	167
Total net sales	$9,690	$12,273

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
Telecom	$1,538	$3,524
Government/Military	2	373
Marine	140	30
Other (backup DC power to various industries)	27	209
Total net sales	$1,707	$4,136

	Nine months ended September 30,
	2022 (Unaudited)	2021 (Unaudited)
Telecommunications	$9,435	$11,017
Government/Military	31	538
Marine	157	44
Other (backup DC power to various industries)	67	674
Total net sales	$9,690	$12,273

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. As of September 30, 2022 and December 31, 2021, inventory has been reduced by cumulative write-downs totaling $3,133 and $3,500, respectively. If the Company’s estimates regarding net realizable value are inaccurate, including its estimates regarding its inventory, or changes in customer demand for the Company’s products in an unforeseen manner, the Company may experience additional write-downs of its inventory in the short-term.

As of September 30, 2022 and December 31, 2021, inventories consisted of the following:

	September 30, 2022 (unaudited)	December 31, 2021

Raw materials	$11,516	$6,607
Finished goods	4,109	2,410
Total Inventories	$15,625	$9,017

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of September 30, 2022 and December 31, 2021, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2022 (unaudited)	December 31, 2021
Balance at beginning of the period	$600	$600
Payments	(406)	(658)
Provision for warranties	406	658
Balance at end of the period	$600	$600

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, employees and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees and consultants for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants to officers, directors, employees and consultants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $10 and $9 at September 30, 2022 and December 31, 2021, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $19 and $23 at September 30, 2022 and December 31, 2021, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended September 30, 2022, 87% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. For the three months ended September 30, 2021, 70% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended September 30, 2022 and September 30, 2021, sales to telecommunications customers accounted for 90% and 92% of total revenues, respectively. For the three months ended September 30, 2022 and September 30, 2021, sales to international customers accounted for 7% and 12%, of total revenue, respectively.

For the nine months ended September 30, 2022, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 88% of total revenues. For the same period in 2021, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carriers in the U.S., accounted for 67%. There was no other revenue from customers in excess of 10% of revenues in either period. For the nine months ended September 30, 2022 and September 30, 2021, sales to telecommunications customers accounted for 97% and 90% of total revenues, respectively. For the nine months ended September 30, 2022 and September 30, 2021, sales to international customers accounted for 2% and 10%, of total revenue, respectively.

Accounts receivable. At September 30, 2022, 96% of the Company’s accounts receivable were from the Company’s largest customer. At December 31, 2021, the Company’s two largest receivable accounts represented 74% and 15% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2022 or December 31, 2021.

Accounts payable. At September 30, 2022, accounts payable to the Company’s three largest vendors represented 32%, 26% and 10%, of the Company’s accounts payable. On December 31, 2021, the three largest accounts payable accounts to the Company’s vendors represented 16%, 9%, and 9%.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2022 (Unaudited)	December 31, 2021
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,371	3,350
Vehicles	181	180
Leasehold improvements	390	390
Office equipment	185	181
Software	106	106
Total property and equipment, cost	4,304	4,278
Less: accumulated depreciation and amortization	(3,647)	(3,259)
Property and equipment, net	$657	$1,019

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2022 and 2021 was $124 and $134, respectively. During the three months ended September 30, 2022 and 2021, $119 and $129, respectively, of the depreciation expense was included in the balance of cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2022 and 2021 was $387 and $420, respectively. During the nine months ended September 30, 2022 and 2021, $374 and $402, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2022	December 31,
	(Unaudited)	2021
Total Notes Payable for purchase of Equipment	$329	$510
Less Current Portion	248	242
Notes Payable, long term	$81	$268

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are from 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of September 30, 2022 is approximately $22 and are due through 2024.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). The Loan Agreement was amended by the First Modification to Loan and Security Agreement (the “First Modification”) on October 7, 2020. During 2022, the Company did not draw any advances from the revolving credit facility. At September 30, 2022, there was no balance outstanding under the line of credit and the Company had availability under the line of credit in the amount of $2,920.

The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may make advances to the Company, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain inventory of the Company or (ii) $2,500. In no event shall the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000. Interest accrues on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum.

After being amended by the First Modification, the Loan Agreement’s initial term ended on September 30, 2022. On November 3, 2022, the Company executed the Second Modification to Loan and Security Agreement with Pinnacle for a two-year term with an expiration date of September 30, 2024. Pinnacle may terminate the Loan Agreement, as amended, at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, as amended, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement, as amended, also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of September 30, 2022.

The Loan Agreement, as amended, obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 5 – COMMON STOCK

In August 2022, the Company issued an aggregate of 161,347 shares of common stock to its officers, employees and consultants as part of the Company’s Employee Retention Program and the Company’s 2016 Omnibus Incentive Plan. The shares of common stock had an aggregate grant date fair value of $515 based on the closing price of the Company’s common stock on the grant date of the awards.

During the three and nine-month periods ended September 30, 2022 and September 30, 2021, the Company had stock-based compensation expense of $515 and nil, respectively.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2021	140,000	$5.22
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, September 30, 2022 (unaudited)	140,000	$5.22
Exercisable, September 30, 2022 (unaudited)	140,000	$5.22

At September 30, 2022 and December 31, 2021, the Company had total outstanding options exercisable into 140,000 shares of the Company’s common stock. These options are fully vested, with exercise prices ranging from $4.84 to $5.60. Options exercisable into 30,000 shares expire in December 2027 and the remaining options exercisable into 110,000 shares expire in April 2028.

The outstanding options had no intrinsic value at September 30, 2022.

NOTE 7 – STOCK WARRANTS

The following table summarizes warrants:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2021	24,122	$3.13
Issued	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, September 30, 2022 (unaudited)	24,122	$3.13
Exercisable, September 30, 2022 (unaudited)	24,122	$3.13

At September 30, 2022 and December 31, 2021, the Company had outstanding warrants exercisable into 24,122 shares of the Company’s common stock. The warrants were issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share and expire in July 2025.

The outstanding and exercisable warrants had no intrinsic value at September 30, 2022.

NOTE 8 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen Solutions, Inc. (“Smartgen”), a related entity. During the three months ended September 30, 2022 and 2021, Smartgen performed nil and $15 in field services, respectively. Smartgen performed nil and $66 in field services for the nine months ended September 30, 2022 and 2021, respectively. The agreement with Smartgen was terminated effective January 31, 2022.

NOTE 9 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with a weighted average remaining lease terms at September 30, 2022 of approximately one year.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Lease Cost
Operating lease cost (of which $147 is included in general and administration and $902 is included in cost of sales in the Company’s statement of operations for the nine months ended September 30, 2022, and for the same period in 2021, respectively)	$525	$525

Other Information
Weighted average remaining lease term – operating leases (in years)	0.7	1.7
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2022	At September 30, 2021
Operating leases
Long-term right-of-use assets, net of accumulated amortization of $2,406 and $1,749, respectively	$411	$1,079

Short-term operating lease liabilities	$453	$708
Long-term operating lease liabilities	—	454
Total operating lease liabilities	$453	$1,162

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2022 (remaining 3 months)	189
2023	280
Total lease payments	469
Less: Imputed interest/present value discount	(16)
Present value of lease liabilities	$453

Rent expense for the nine months ended September 30, 2022 and 2021 was $726 and $678, respectively.

NOTE 10 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2020, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. During the year ended December 31, 2021, the Company qualified for approximately $2,000 of ERC. As of September 30, 2022 and December 31, 2021, the balance of $2,000 is presented as employee retention credit receivable in the accompanying condensed balance sheets.

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

During the three months ended September 30, 2022 and 2021, 90% and 92%, respectively, of our total net sales were within the telecommunications market. For the three months ended September 30, 2022, 87% of our total net sales were derived from our largest telecommunications customer. For the same period in 2021, 70% of our total net sales were derived from our largest telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

During the nine months ended September 30, 2022 and 2021, 97% and 90%, respectively, of our total net sales were within the telecommunications market. For the nine months ended September 30, 2022, 88% of our total net sales were derived from our largest telecommunications customer. For the same period in 2021, 67% of our total net sales were derived from our largest telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Overseas sales to telecommunications customers are showing growth after long marketing investments. During the second quarter of 2022, we received purchase orders from a telecommunications customer in the South Pacific Islands in the amount of $6,279 for our DC power generators for off-grid applications to supply rural areas with broadband services. This order is part of a growing program to develop the telecommunications infrastructure in this region. We expect to complete shipments by the end of 2022.

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

Effects of Inflation

The impact of inflation and changing prices during the three and nine months ended September 30, 2022 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2022 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Recent Business Events

In September 2022, we renewed our master service agreement with our largest customer. The agreement included price adjustments to our products which we believe will help offset the effects of inflation and improve our margins. For the three and nine months ended September 30, 2022, 87% and 88%, respectively, of our total net sales were derived from our largest customer.

Our total backlog on September 30, 2022 was $13,614, of which our largest customer represents 38%. Our backlog also includes a $6.2 million order for our DC power generators to a customer in the South Pacific Islands. The order was received during the second quarter of 2022 and is expected to ship by the end of 2022.

Supply change constraints augmented by the COVID-19 pandemic and Russia’s invasion of Ukraine extended delays in receiving parts and components to complete our DC generators during the second and third quarter of 2022. We experienced extended lead times and delays securing items such as diesel engines and small electronic components used in our products.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2022 were $1,707, which represents a 59% decrease in net sales as compared to $4,136 for the three months ended September 30, 2021. We expect a significant rebound in the fourth quarter 2022 as critical components of raw materials are expected to arrive during the quarter. Our net sales for the nine months ended September 30, 2022 were $9,690, which represents a 21% decrease in net sales as compared to $12,273 for the same period in 2021.

Supply chain constraints affected timely delivery of raw materials required to complete our DC power systems. We anticipate a significant improvement in sourcing these materials during the fourth quarter of 2022 and expedite product deliveries to our customers before the end of this year.

Our sales backlog as of September 30, 2022 is $13,614. Our backlog includes orders of $5,198 from our U.S. telecommunications customers primarily to develop their 5G infrastructure and use our DC generators as primary backup power. Our international telecommunications customer in the South Pacific Islands added $6,279 to our backlog. These units will be used for off-grid applications to supply rural areas with broadband services as part of a growing program to develop the telecommunications infrastructure in this region.

Our immediate focus is to fulfill delayed orders to customers. We also anticipate that our sales will increase as we overcome supply chain and labor issues. We will continue to take proactive steps to manage our operations and mitigate the financial impacts of higher costs and supply chain issues; however, some of the factors are not within our control, and the duration and severity of supply chain issues in unknown and unpredictable.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2022 (unaudited)	2021 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2022	2021
Net sales	$1,707	$4,136	$(2,429)	(59)%	100.0%	100.0%
Cost of sales	1,954	3,170	1,216	38%	114.5%	76.6%
Gross profit (loss)	(247)	966	(1,213)	126%	(14.5)%	23.4%
Sales and marketing expenses	328	372	44	12%	19.2%	9.0%
Research and development expenses	319	533	214	40%	18.7%	12.9%
General and Administrative expenses	1,482	823	(659)	(80)%	86.8%	19.9%
Total operating expenses	2,129	1,728	(401)	(23)%	124.7%	41.8%
Loss from operations	(2,376)	(762)	(1,614)	(212)%	(139.2)%	(18.4)%
Interest and finance costs	(12)	(14)	2	14%	(0.7)%	(0.4)%
Gain from PPP loan forgiveness	—	1,715	(1,715)	(100)%	0.0%	41.4%
Other income (expense), net	7	3	4	(133)%	0.4%	0.1%
Net loss	$(2,381)	$942	$(3,323)	353%	(139.5)%	(22.8)%

Net Sales. Net sales decreased $2,429, or 59%, to $1,707 for the three months ended September 30, 2022, as compared to $4,136 for the same period in 2021. The decrease in sales was primarily due to supply chain constraints which postponed product shipment to the fourth quarter of 2022. Sales to our largest telecommunication customer in the U.S. accounted for 87% of our total net sales during the three months ended September 30, 2022. For the same period in 2021, 70% of our total net sales were generated from our largest telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 90% of our total net sales for the three months ended September 30, 2022, as compared to 92% for the same period in 2021. Our international sales represented 2% of our net sales for the three months ended September 30, 2022, as compared to 7% in international sales in the same period in 2021.

Cost of Sales. Cost of sales during the three months ended September 30, 2022 decreased by $1,216 or 38%, to $1,954, as compared to $3,170 during the same period in 2021. Cost of sales as a percentage of net sales during the three months ended September 30, 2022 increased to 114.5% as compared to 76.6% in the same period in 2021. The increase in cost of sales as a percentage of net sales was a result of a decrease in factory overhead absorption due to under-utilization of the production capacity as a result of delays caused by current supply chain constraints. We believe we will achieve significant reductions in the cost of sales as a percentage of net sales in future quarterly periods as supply chain constraints decrease and production increases to normal levels.

Gross Profit (Loss). We had a gross loss of $247 for the three months ended September 30, 2022, which is a decrease of $1,213, or 126%, as compared to gross profit of $966 during the same period in 2021. The increase in gross loss for the three months ended September 30, 2022 was primarily a result of a reduction in labor efficiencies in manufacturing caused by delays in production as a result of current supply chain constraints. Our gross loss as a percentage of net sales was (14.5)% for the quarter ended September 30, 2022, as compared to a gross profit as a percentage of net sales of 23.4% in the same period in 2021.

Sales and Marketing Expenses. During the three months ended September 30, 2022, sales and marketing expenses decreased by $44, or 12%, to $328, as compared to $372 during the same period in 2021. The decrease was attributable to a decrease in tradeshow expense due to a decrease in sales support staff. We expect to hire three to five additional sales support staff in the upcoming quarters.

Research and Development Expenses. During the three months ended September 30, 2022, research and development expenses decreased by $214 or 40%, to $319, as compared to $533 during the same period in 2021. The decrease was primarily due to a decrease in R&D support staff during the three months ended September 30, 2022 as compared to the same period in 2021. Our research and development efforts during the third quarter of 2022 primarily focused on product design and customization for our international customers. We plan to recruit additional engineers during the upcoming quarters to support our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $659, or 80%, to $1,482 during the three months ended September 30, 2022, as compared to $823 during same period in 2021. The increase in general and administrative expenses during the three months ended September 30, 2022 was primarily due to $515 in stock-based compensation to officers, employees and consultants.

Interest and Finance Costs. Interest expense for the three months ended September 30, 2022 was $12, as compared to $14 during the same period in 2021. Our interest expense for the current period is primarily from interest expense paid on equipment financing and the minimum interest expense on our line of credit.

Net Profit (Loss). As a result of the factors identified above, we reported net loss of $2,381, or $(0.19) per basic and diluted share, for the three months ended September 30, 2022, as compared to net income of 942, or $0.07 per basic and diluted share, for the same period in 2021.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2022 (unaudited)	2021 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2022	2021
Net sales	$9,690	$12,273	$(2,583)	(21)%	100.0%	100.0%
Cost of sales	7,971	10,398	2,427	23%	82.3%	84.7%
Gross profit	1,719	1,875	(156)	8%	17.7%	15.3%
Sales and marketing expenses	1,134	1,119	(15)	(1)%	11.7%	9.1%
Research and development expenses	1,145	1,485	340	23%	11.8%	12.1%
General and Administrative expenses	3,648	2,796	(852)	(30)%	37.6%	22.8%
Total operating expenses	5,927	5,400	(527)	(10)%	61.2%	44.0%
Loss from operations	(4,208)	(3,525)	(683)	(19)%	(43.4)%	(28.7)%
Interest and finance costs	(39)	(46)	7	15%	(0.4)%	(0.4)%
Gain from PPP loan forgiveness	—	1,715	(1,715)	(100)%	0.0%	14.0%
Other income (expense), net	7	29	(22)	(76)%	0.1%	0.2%
Net loss	$(4,240)	$(1,827)	$2,413	(132)%	(43.8)%	(14.9)%

Net Sales. Net sales decreased $2,583, or 21%, to $9,690 for the nine months ended September 30, 2022, as compared to $12,273 for the same period in 2021. The decrease in net sales was primarily due to labor shortages caused by COVID-19 during the first quarter of 2022 and delays in receiving key components as a result of supply chain constraints during the second and third quarters of 2022.

Net Sales to our largest customer accounted for 88% of our total net sales during the nine months ended September 30, 2022. Sales to our largest customer for the nine months ended September 30, 2021, accounted for 67% of total net sales. There were no other customer with revenue in excess of 10% of our total net sales in either period.

For the nine months ended September 30, 2022 and September 30, 2021, net sales to international customers accounted for 2% and 10%, of total revenue, respectively.

Cost of Sales. Cost of sales during the nine months ended September 30, 2022 decreased by $2,427, or 23%, to $7,971, as compared to $10,398 during the same period in 2021. Cost of sales as a percentage of net sales during the nine months ended September 30, 2022 improved to 82.3%, as compared to 84.7% in the same period in 2021 as a result of improvements in overhead absorption and labor efficiencies when compared to the same period a year ago.

Gross Profit. Gross profit during the nine months ended September 30, 2022 decreased by $156, or 8%, to gross profit of $1,719, as compared to gross profit of $1,875 during the same period in 2021. The decrease in gross profit was attributable to a decrease in factory overhead absorption resulting from lower sales primarily during the third quarter of 2022. Our gross profit as a percentage of net sales was 17.7% for the nine months ended September 30, 2022, as compared to 15.3% in the same period in 2021. The increase in gross profit margin rate was attributable to improved labor efficiencies and utilization of our production facilities during the first two quarters of 2022 coupled with a 14% decrease in freight cost due to a decrease in inbound container shipments from abroad during 2022. Our gross profit was also positively affected by the usage of $358 in inventories previously written-down to complete products shipped during this nine-month period.

Sales and Marketing Expenses. During the nine months ended September 30, 2022, sales and marketing expenses increased by $15, or 1%, to $1,134, as compared to $1,119 during the same period in 2021. The increase was attributable to an increase in tradeshow expense due to a decrease in travel restrictions and other measures aimed to reducing the spread of COVID-19. We plan to expand our marketing efforts and hire additional sales support staff to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the nine months ended September 30, 2022, research and development expenses decreased by $340, or 23%, to $1,145, as compared to $1,485 during the same period in 2021. The decrease was primarily due to a decrease in R&D support staff during the nine months ended September 30, 2022, as compared to the same period in 2021. Our research and development efforts during 2022 focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system., and on product design and customization for our international customers. We plan to recruit additional engineers during the upcoming quarters to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $852, or 30%, to $3,648 during the nine months ended September 30, 2022, as compared to $2,796 during same period in 2021. The increase in general and administrative expenses was as a result of an increase in general and administrative staff and a slight increase in legal and consulting fees, and $515 in stock-based compensation to officers, employees and consultants.

Interest and Finance Costs. Interest and finance costs for the nine months ended September 30, 2022 was $39, as compared to $46 during the same period in 2021, an decrease of $7. Our interest expense for the current period is primarily from interest expense paid on equipment financing and the minimum interest expense on our line of credit.

Net Loss. For the nine months ended September 30, 2022, we incurred net loss of $4,240, or $(0.33) per basic and diluted share, as compared to net loss of $1,827, or $(0.14) per basic and diluted share for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

For the nine months ended September 30, 2022, the Company recorded a net loss of $4,240 and used cash in operations of $4,532. As of September 30, 2022, we had a cash balance of $363, with borrowing capacity of $2,920, stockholders’ equity of $19,525 and a working capital of $18,445. Notwithstanding the net loss for the nine-month period ended September 30, 2022, management projects adequate cash flow from operations and available line of credit through September 30, 2023, sufficient to ensure continuation of the Company as a going concern for at least one year from the date the Company’s September 30, 2022 financial statements are issued.

During the nine months ended September 30, 2022, we funded our operations primarily from cash on hand. As of September 30, 2022, we had working capital of $18,445, as compared to working capital of $21,760 at December 31, 2021. This $3,315 decrease in working capital is primarily attributable to a $4,738 decrease in cash and cash equivalents resulting from net cash of $4,532 used in operating activities, net cash of $25 used in investing activities, and net cash of $181 used in financing activities.

On September 30, 2022 and December 31, 2021, our net trade receivables totaled $1,216 and $4,243, respectively. On September 30, 2022, $1,163 (96%) represented the largest open customer account balances, while $3,131 (74%) and $624 (15%) represented the two largest open customer account balances on December 31, 2021.

At December 31, 2021, we recognized $2,000 related to the employee retention credit (“ERC”) for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Our available capital resources on September 30, 2022 consisted primarily of $363 in cash and cash equivalents, as compared to $5,101 as of December 31, 2021. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Pinnacle. The Loan Agreement was amended by the First Modification to Loan and Security Agreement on October 7, 2020. The Loan Agreement’s initial term ended on September 30, 2022. On November 3, 2022, we executed the Second Modification to Loan and Security Agreement with Pinnacle for a two-year term with an expiration date of September 30, 2024. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. In no event will the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000.

Interest accrues on the daily balance at a rate of 1.25% above the prime rate, or the Standard Interest Rate, but in no event will the Standard Interest Rate be less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate per annum, or the Inventory Interest Rate, but in no event will the Inventory Interest Rate be less than 4.75% per annum. The Loan Agreement, as amended, also contains a financial covenant requiring us to attain an effective tangible net worth, defined as our total assets, excluding all intangible assets, less our total liabilities plus loans to us from our officers, stockholders or employees that have been subordinated to our obligations to Pinnacle, greater than $6,000 as determined by Pinnacle as of the end of each fiscal quarter.

We did not have an outstanding balance under the Loan Agreement, as amended, at September 30, 2022, and December 31, 2021. As of September 30, 2022, we had availability under the Loan Agreement, as amended, of $2,920 and we believe that we are in compliance with the terms and conditions of the Loan Agreement, as amended.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(4,532)	$(6,890)
Investing Activities	(25)	(14)
Financing Activities	(181)	12,964
Net increase (decrease) in cash	$(4,738)	$6,060

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $4,532, as compared to net cash used in operating activities of $6,890 for the same period in 2021. This decrease in net cash used in 2022 was primarily due to a net loss of $4,240, an increase in stock-based compensation to officers, employees and consultants of $515, an increase in inventory of $6,608, a decrease in accounts receivable of $3,027, and an increase in customer deposits of $2,672.

Investing Activities

Net cash in investing activities for the nine months ended September 30, 2022 was $25, as compared to $14 for the same period in 2021. This use of cash was primarily for acquisitions of property and equipment.

Financing Activities

Net cash used in financing activities totaled $181 for the nine months ended September 30, 2022, as compared to $12,964 provided by financing activities during the same period in 2021. This use of cash was primarily repayment of equipment financing accounts. The decrease in cash provided by financing activities was due to proceeds received from the sale of 750,000 shares of our common stock in an underwritten public offering on February 10, 2021. We received net proceeds of approximately $12.5 million from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. In addition, we received net proceeds of $707 from the exercise of common stock warrants.

Backlog

As of September 30, 2022, we had a sales backlog of $13,614. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at September 30, 2022 was comprised of the following elements: 98% in purchases of DC power systems by telecommunications customers and 2% in purchases by customers from other markets. We believe the majority of our backlog will be shipped within the next three to six months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in the past. For the quarter ended September 30, 2022, we incurred net loss of approximately $2.4 million. For the years ended December 31, 2021 and 2020, we incurred consolidated net losses of approximately $1.4 million and $10.8 million, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We face inventory risk and may be required to write-off inventory in the future.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”) and Toyota Corporation (“Toyota”). Engines from Yanmar and Toyota represented 13% and nil of our total engines sold as a component of our DC power systems during the three months ended September 30, 2022, respectively, and represented approximately 80% and 11% of our total engines sold as components of our DC power systems during the same period in 2021, respectively. Engines from Yanmar and Toyota represented 68% and nil of our total engines sold as a component of our DC power systems during the nine months ended September 30, 2022, respectively, and represented approximately 83% and 5% of our total engines sold as components of our DC power systems during the same period in 2021, respectively. We also use engines from Isuzu, Perkins, Kubota and, to a lesser extent, Volvo Penta. In March 2022, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three and nine months ended September 30, 2022 and 2021, our sales to international customers accounted for 1% and 26%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of September 30, 2022, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Second Modification to Loan and Security Agreement dated November 3, 2022 between Pinnacle Bank and Polar Power, Inc.
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams
President, Chief Executive Officer and Secretary

