Form 10-K
period 2022-12-31
Polar Power, Inc.
filed 2023-03-31
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $19,125,724.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 31, 2023 was 12,949,550.

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

References in this Annual Report on Form 10-K to “Polar,” the “Company,” “we,” “us,” and “our” refer to Polar Power, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

Recent Business Events

The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. During 2022, supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems and labor shortages resulted in approximately $3,500 of expected shipments to be postponed to the first half of 2023. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

In April and May of 2022, we received purchase orders totaling $6.2 million from a telecommunications customer in the South Pacific Islands for our DC power generators for off-grid applications. This order is part of a growing program to develop broadband services in the South Pacific region. During 2022, 59% of the order was shipped and included in net sales in the statements of operation in this Annual Report on Form 10-K. The remaining 41% is expected to ship in the first half of 2023.

In September 2022, we renewed our master service agreement with our largest customer. The agreement included price adjustments to our products which we believe will help offset the effects of inflation and improve our gross margins. During 2022, 66% of our total net sales were derived from our largest customer, compared to 67% in 2021.

In November 2022, we received purchase orders from another customer in the South Pacific region totaling $1.1 million for our solar hybrid power systems. Our solar hybrid power systems, which integrate solar energy storage with natural gas/LPG (propane) powered generators, are ideal for off-grid (i.e., areas where wireless towers are not connected to an electrical grid) and bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power for more than eight hours) applications.

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

We believe military actions of the Russian Federation and its invasion of Ukraine have added considerable to our shipping costs due to diesel fuel costs. However, we believe the resulting geopolitical uncertainty should increase our military contracts.

The implementation of 5G networks by Tier-1 telecommunication customers in the U.S. has also resulted in a significant increase in orders of our DC power systems. Approximately 72% of our net sales during 2022 were of our DC power systems to support 5G networks and 47% of our backlog as of December 31, 2022 are purchase orders of our of DC power systems to support 5G networks.

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

Our sales backlog as of December 31, 2022, was $12,001, with 47% of that amount being attributable to our largest U.S. telecommunications customer, 16% represented purchases from other telecommunications customers in the U.S., 32% represented purchases from telecommunications customers outside the U.S., 1% represented purchase from customers in the marine industry, 1% represented purchases from customers in the military markets, and 3% represented purchases from customer in other markets.

For the three-year period prior to the pandemic, we experienced high double-digit sales growth which resulted in us making strategic investments to increase our production capacity to $50 million annual revenue through an increase in plant space and the addition of automation equipment. The unanticipated drop in sales during in the first three years after the pandemic caused a disproportionate distribution of fixed and semi-fixed overhead costs across much lower revenues. During 2022, labor shortages and supply chain constrains caused a decrease in product shipments resulting in an increase in our cost of sales as a percentage of total net sales. This was primarily because of decreased labor efficiencies and decreased absorption of manufacturing overhead resulting from lower volume in net sales. We believe our investments in state-of the-art equipment, additions to manufacturing plant space, and employee training will yield improvements in our gross margins as sales volumes increase and as the economy normalizes from the impact of the pandemic and other known and unknown factors affecting the global economy.

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

Since 2012, we developed products and configurations that target telecommunications applications with key features like high fuel efficiency, light weight and compact design when compared to our competitors’ products. These features allow our telecommunications customers to install equipment requiring a smaller footprint on building roof tops and compact commercial sites while also requiring less fuel storage due to the fuel efficiency of our products. In the past eight years, we have gained approval and certifications from four top Tier-1 telecommunications operators in the U.S. market. With over 90% of the world’s telecommunication towers located in non-U.S. territories, we decided to establish international sales offices in Poland, Romania, Australia, U.A.E., Dominican Republic and South Africa to provide long term growth. In 2017, we began investments into international markets and have recorded a steady increase in sales every year since.

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

The 50 kW generator can also provide roadside emergency charging services for electric vehicles.

Electric Vehicle Charging

According to Precedence Research, a market research company, the global electric vehicle market size accounted for USD 205.58 billion in 2022 and is expected to reach USD 1,716.83 billion by 2032, growing at a compound annual growth rate (CAGR) of 23.1% during the forecast period 2023 to 2032. The primary growth factors driven by significant number of government incentives such as tax rebates, subsidies, and grants. This increase will require more than 29 million additional charging stations globally to support the cumulative growth of electric vehicles. The global electric vehicle charging station market is poised to grow at a CAGR of 31.5% from 2022 to 2030.

A 2018 article by McKinsey & Company entitled “The potential impact of electric vehicles on global energy systems” stated that although a modest increase in electric vehicle sales of 5% will not lead to a shortage in electricity since most new capacity can be delivered by renewables like solar, wind, and gas-powered generation. This modest increase in sales may have a significant impact on peak loads, especially in concentration points of electric vehicle charging and during the evening peak times when most electric vehicle users connect their vehicles for charging. The report claims unmanaged peak load increases due to electric vehicle charging will require increases in costly sub-station upgrades. We believe that the more cost-effective option will be investing into battery storage at the utility level to manage the peak loads or flexible electricity costs for electric vehicle charging to discourage peak load charging.

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

Our electric vehicle charger was initially designed in 2009 as a diesel-fueled mobile charger for EV manufacturers to aid in testing their vehicles in the field. We have supplied these mobile chargers to five of the leading automakers in the USA. We are presently improving this product by replacing the diesel engine with a heavy duty 60,000-hour plus lifetime Toyota natural gas or propane engine. This product targets residential customers that own or are expected to own electric vehicles.

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

According to recent World Bank data, approximately 733 million, 9%, of the world’s population still lack electricity compared to 25% in 1994. While 42% of the world’s population still lives in rural areas, about 12% of those living in rural areas lack electricity. Approximately 69% of the population living without electricity are in sub-Saharan Africa while approximately 29% are located in South Asia and 2% in other areas.

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

Our Competitive Strengths

We have over a 40-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, commercial, industrial and marine markets. We have invested significant capital and engineering expertise to develop power generation systems that are environmentally friendly and fuel-efficient. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development has led to the development of DC power systems with output ranging from 5 kW – 50 kW. Our DC power systems integrates our proprietary DC alternator with electronic controls to monitor and control the power being outputted to the equipment, which is then coupled to an engine assembly and cooling systems. Our DC power system output voltage can be configured between 12 V – 800 VDC to match the precise application needs (e.g., telecom equipment, robotic propulsion drives, electric drives for marine vessels, electric vehicle chargers, etc.). Over the past decades we have developed proprietary charge algorithms for most commercially available batteries and match charge algorithms to battery model or chemistry prior to initiating a charge cycle. Unlike AC power systems, our DC power systems are directly connected to the battery source and therefore optimized for efficiently and safely charging a particular battery chemistry. AC power systems are indirectly connected to commercially available battery chargers that convert the AC output to DC voltage making it less efficient, higher in cost, and require considerably more space.

●	Engineering Expertise. Over the past four decades we have strategically constructed a product portfolio that focuses on improving energy efficiency by developing DC power output-based equipment where all major components and technologies are developed in-house, and proprietary manufacturing processes created in-house to ensure product reliability and long life. Our leading competitors approached the need for DC equipment in the telecom, military, and industrial markets by modifying legacy AC generators with conversion equipment resulting in significantly lower efficiency when compared to DC power systems. Being one of the first companies to develop DC generators for telecommunications, we developed proprietary components ranging from alternators, control systems and charging algorithms for various battery chemistries. We have focused on providing the lowest cost of ownership with demonstrated long life of our equipment during the past thirty years. Lowest cost of ownership is complemented with the best fuel economy, best in class weather resistance provided by aluminum enclosures and customized algorithms matching battery chemistries and operational profiles.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless telecommunications customers.

●	Strong Customer Base. Our customer base consists of large telecommunications companies, military sub-contractors and industrial companies. Tier-1 telecommunications customers have represented 62% to 91% of our aggregated sales for the past five years. Initial demand of our products by telecommunications customers was primarily based on the need to provide backup power during electricity outages and for off grid remote locations. While our competitors provided and continue to provide legacy AC generators with DC conversion devices, we elected to invest significant time and capital in the research and development of products with a lowest cost of ownership. Certification of our products by Tier-1 telecommunications customers was time intensive and takes upwards of three years of field trials to receive final product acceptance. This thorough approach to vendor selection reduces the number of vendors selected by our telecommunications customers and has dramatically reduced the number of competitors in the U.S. markets. Currently, a significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. Since 2021, we increased our efforts to diversify our sales efforts to include Tier-2 telecommunications customers, off-grid remote area products and residential charging. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established sales offices in emerging markets like U.A.E., Australia, Poland and the Dominican Republic. Our sales team directly markets to Tier-1 telecommunications companies in their regions.

●	Experienced Management Team. Our Chief Executive Officer and key engineers combined have over 100 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating our management’s abilities and our engineering aptitude can be found in our successful track record over the last 25 years of executing research, design and engineering contracts, with an average of four projects per year.

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

With over 40 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging sources within the telecommunications industry. Because of the increased power outages during emergencies and natural disasters, existing and new wireless installations need to be upgraded to provide reliable operations during times of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless telecommunications providers and more than 500 small wireless and cable operators in the U.S. Our goal is to further diversify our customer base. We believe the rapid transition towards 5G will result in an increase in demand for back-up power generators and that our new LPG / natural gas DC power systems will allow us to better compete on an economic basis with our competitors that provide AC power systems.

●	Expand global sales to bad-grid or off-grid markets. The increase in telecommunications subscriber base in rural and remote areas in emerging countries has increased the deployment of telecommunications sites in off-grid and bad-grid areas. During 2022, approximately 72% of our DC power systems sales were to U.S. telecommunications customers, which we believe represents only 4.7% of the total global telecommunications market. We believe that the lack of a stable electric infrastructure in rural regions of many developing nations provides significant opportunity for our products in both off-grid and bad-grid location. During 2022, we demonstrated our products to several prospects in need of off-grid and/or bad-grid solutions which resulted in several initial orders.

●	Further develop our new LPG and natural gas DC power systems. With the increased growth in off-grid and bad-grid telecommunications sites, emissions generated by telecommunications towers is beginning to be a major contributor of pollution and greenhouse gases. Since 2019, we have developed lower emission LPG and natural gas DC power generators for use in rural off-grid and bad-grid sites. We initiated this development by partnering with world’s largest natural gas engine manufacturer, Toyota Engines, located in Japan. Subsequently, we integrated engine control systems utilizing control technology from Bosch, located in Germany, and concluded by receiving certification from the EPA in December 2019 to sell our new product in all 50 states in the U.S. Upon certification, we began marketing this low emission natural gas solution to telecommunications customers worldwide and in the midst of the COVID-19 pandemic we secured several orders for natural gas configured backup and prime power applications. During 2020, we began shipments of our DC natural gas generators to several domestic and international Tier-1 telecommunications customers. In 2023, we plan to expand our sales and service network for our natural gas generators, targeting residential and telecommunications customers in the U.S. while also targeting Tier-1 telecommunications customers in emerging nations with solar hybrid natural gas generators for off-grid markets.

●	Expand renewable solar energy product offerings. Developing regions like Africa, South East Asia and Latin America lack an electric utility infrastructure to support the installation of grid connected telecommunications towers in remote areas. Due to these challenges, telecommunications companies are installing hybrid power generation systems that consist of solar panels, batteries and fossil fuel powered generators. Installing fuel inefficient generators combined with solar and batteries without any integration is proving to be cost prohibitive. Several local government programs to subsidize the adoption of solar and battery storage along with generators in off-grid telecommunications towers have failed due to lack of quality components and integration. We believe our hybrid systems using natural gas fuel powered generators integrated with solar and battery storage offer an ideal solution for this market.

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

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in South East Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2023, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in South East Asia and Africa.

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

We market our products to a large global customer base through actual product demonstrations. In 2020, the spread of COVID-19 led to various government travel restrictions which resulted in the inability of our sales team to meet with existing or new customers to demonstrate our products. In addition, our service staff and engineers have generally been unable to travel to customer locations to setup demonstrations and assist in the integration and optimization of our products to specific customer application needs. During 2021 and 2022, we experienced a modest resumption of sales activity with our U.S. Tier-1 telecommunications customers as their construction activities resume. Given the daily developments of the COVID-19 pandemic and the global responses to curb its spread, we are not able to accurately estimate all of the long-term effects of the COVID-19 pandemic on our business.

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

Our research and development efforts are key to meeting customer demand and ever-changing power requirements. In 2023, we plan to gradually increase our team of engineers and continue investing into new product development as part of our strategy to diversify our product lines. However, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our ability to continue our design engineering and research development projects during the remainder of 2023 and perhaps beyond.

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

The outbreak of COVID-19 has taken a toll on the global economy and has disrupted raw material supply chains all over the world. We have experienced material shortages and delays due to the pandemic; more in 2022 than in 2021. We are actively sourcing the domestic supply chain for key components to avoid or reduce the risk of future delays or interruptions to our operations or our ability to service customers. We have also experience price increases on certain materials and freight services. Although we believe we can mitigate a portion of material price increases by passing through some cost increases to our customers, we believe a fair portion can be mitigated through increases in efficiency.

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

Human Capital

Our experienced employees and management team are our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals to service our customers. As of March 31, 2023, we had 113 full time employees, which includes 104 employees in the U.S. and 9 employees outside the U.S. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

COVID-19 and Employee Safety and Wellness. We are actively monitoring the global situation related to the pandemic and how it affects our financial condition, operations, suppliers, industry, and workforce. Given the daily developments of the pandemic and the global responses to curb its spread, we are unable to estimate the effects of the pandemic at this time. If the COVID-19 pandemic continues, it may have an adverse effect on our ability to source qualified employees during the remainder of 2023 and perhaps beyond.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations and/or liquidity could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and will likely continue to have, a significant negative impact on our business, sales, results of operations and financial condition.

The COVID-19 pandemic has had a widespread and detrimental effect on the global economy, particularly in the U.S., and actions over the past three years by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns have materially negatively impacted, and could further materially adversely affect, our business, financial condition, results of operations and cash flows. The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and potential resurgence of the COVID-19 pandemic, repeat or cyclical outbreaks and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

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

In response to uncertainties associated with the COVID-19 pandemic, we have made certain modifications to our business, including modifications to employee work locations, cancellation of certain marketing events and the implementation of a cost reduction program to reduce overhead. During 2022, we kept following limited remote work policies for many employees, and the resources available to such employees may not enable them to maintain the same level of productivity and efficiency. Our increased reliance on remote access to our information systems also increases our exposures to potential cybersecurity breaches. We cannot provide any assurance that these actions, or any other mitigating actions we may take, will help mitigate the impact of the COVID-19 pandemic on us.

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

The special military actions of the Russian Federation and its invasion of Ukraine and the resulting geopolitical uncertainty are likely to continue to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is expected that interest rate hikes already announced by the FRB will occur in 2023, but the amount, timing, and frequency of such increases are not fully known at this time. The Russian Federation has also threatened increased cyberattacks as part of its actions which could affect us and our customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Republic, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which has slowed international trade and made such transactions costlier to accomplish which could also negatively affect us and our customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the actions by the Russian Federation regarding Ukraine are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $5.6 million and $1.4 million, respectively. For the year ended December 31, 2022, we incurred a gross profit of approximately $2.3 million, and for the year ended December 31, 2021, we incurred a gross profit of approximately $3.4 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company, Perkins Engines Company Ltd, and Toyota Corporation. Engines from Yanmar, Perkins, and Toyota represented approximately 54%, 37%, less than 1% of our total engines sold as a component of our DC power systems during 2022, respectively, and represented approximately 84%, 3%, and 6% of our total engines sold as components of our DC power systems during the same period in 2021, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. In January 2022, we applied for EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During 2022, and 2021, our sales to international customers accounted for 25% and 8%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

The State of California enacted the California Consumer Privacy Act of 2018, or CCPA, effective on January 1, 2021. Our and our business partners’ or contractors’ failure to fully comply with the CCPA and other laws could lead to significant fines and require onerous corrective action. In addition, data security breaches experienced by us or our business partners or contractors could result in the loss of trade secrets or other intellectual property, public disclosure of sensitive commercial data, and the exposure of personally identifiable information (including sensitive personal information) of our employees, customers, suppliers, contractors and others.

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

These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving us. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2022, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

As of March 31, 2023, we had 12,949,550 shares of common stock outstanding held of record by approximately 21 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Recent Sales of Unregistered Securities

None.

Item 6.	[RESERVED].

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period, and results for any interim period are not necessarily indicative of the results to be expected for the full year.

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

During the years ended December 31, 2022 and 2021, 96% and 89%, respectively, of our total net sales were within the telecommunications market. In 2022, our two largest customers represented 66% and 23% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. In 2021, we had 67% of our total net sales derived from our largest customer, which is a Tier-1 telecommunications customer in the U.S There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During 2022 and 2021, sales to international customers accounted for 25% and 8% of total revenue, respectively. Sales to military customers during 2022 and 2021 accounted for 1% and 6% of total revenues, respectively. During 2022 and 2021, sales to other markets accounted for 3% and 5% of total revenue, respectively.

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

We expect that opportunities in the bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power for more than eight hours), and off-grid (i.e., areas where wireless towers are not connected to an electrical grid) applications, which include telecommunications towers, commercial and residential backup power, electric vehicle charging, “mini-grid” and various other power applications, will help to expand the market for our natural gas/LPG (propane) product lines domestically and internationally. We plan to develop new configurations of DC power system, battery storage and solar products to optimize the match between our solutions and various application needs.

Serving these various markets, we offer the following three configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

●	DC base power systems. These stationary systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

●	DC hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary battery management system into our standard DC power systems.

●	DC solar hybrid power systems. These stationary systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power system.

●	Mobile power systems. These stationary systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power system.

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

We also recognize revenue from the rental of equipment. Our rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2022 and 2021.

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

Stock-Based Compensation. We periodically issue stock-based compensation to officers, directors, employees, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to officers, directors, employees, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants to officers, directors, employees, and consultants, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if we had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Effects of Inflation

The impact of inflation and changing prices during 2022 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2023 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-7 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

Financial Performance Summary – Year Ended December 31, 2022

Our net sales for the year ended December 31, 2022, were $16,056, as compared to $16,896 for the year ended December 31, 2021. We reported a net loss of $5,584 for 2022, as compared to net loss of $1,414 for 2021. Our revenues during these periods are primarily due to our telecommunications customers increasing their investments in back-up power generators primarily to support expansion of their network infrastructure.

Labor shortages caused by COVID-19 and supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems resulted in approximately $3,500 of expected shipments to be postponed from 2022 to the first half of 2023.

During 2022, our international sales increased 211% to $3,983, as compared to $1,279 during 2021. The increase in international sales is primarily due to a new telecommunications customer in the South Pacific Islands.

Our sales backlog as of December 31, 2022, was $12,001, with 47% of that amount being attributable to our largest U.S. telecommunications customer, 16% represented purchases from other telecommunications customers in the U.S., 32% represented purchases from telecommunications customers outside the U.S., 1% represented purchase from customers in the marine industry, 1% represented purchases from customers in the military markets, and 3% represented purchases from customer in other markets.

We plan to continue to expand our customer base in all market segments. We also anticipate that our sales will increase as we overcome supply chain and labor issues. We plan to continue to take proactive steps to manage our operations and mitigate the financial impacts of higher costs and supply chain issues. However, the full impact on our financial and operating performance of the COVID-19 pandemic along with geopolitical factors and increasing inflation concerns will depend significantly on the duration and severity of these factors, the actions taken to mitigate their impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 16 of this Annual Report on Form 10-K for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2022 and 2021 (in thousands)

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2022	2021	(Unfavorable)	(Unfavorable)	2022	2021
Net sales	$16,056	$16,896	$(840)	(5)%	100.0%	100.0%
Cost of sales	13,931	13,451	(480)	(4)%	86.8%	79.6%
Gross profit	2,125	3,445	(1,320)	(38)%	13.2%	20.4%
Sales and marketing expenses	1,471	1,488	17	1%	9.2%	8.8%
Research and development expenses	1,460	1,986	526	26%	9.1%	11.8%
General and administrative expenses	4,727	3,069	(1,658)	(54)%	29.4%	18.2%
Total operating expenses	7,658	6,543	(1,115)	(17)%	47.7%	38.7%
Loss from operations	(5,533)	(3,098)	(2,435)	(79)%	(34.5)%	(18.3)%
Interest and finance costs	(58)	(60)	2	3%	(0.4)%	(0.4)%
Gain from PPP loan forgiveness	—	1,715	(1,715)	—%	—%	—%
Other income (expense), net	7	29	(22)	(76)%	0.0%	0.2%
Loss before income taxes	(5,584)	(1,414)	(4,170)	(295)%	(34.8)%	(8.4)%
Income tax	—	—	—	—%	—	—%
Net loss	$(5,584)	$(1,414)	$(4,170)	(295)%	(34.8)%	(8.4)%

Net Sales. Net sales decreased by $840, or 5%, to $16,056 for the year ended December 31, 2022, as compared to $16,896 for the year ended December 31, 2021. During 2022 we experienced labor shortages caused by COVID-19 and delays in receiving key components as a result of supply chain constraints.

Our revenue from telecommunications customers, accounted for 96% of total net sales during 2022 and 89% of total net sales during 2021. Our largest customers during 2022 represented 66% and 23% of our total net sales, respectively, one being a U.S. Tier-1 telecommunications customer and one being a telecommunications customer outside the U.S. In 2021, our largest customer, a Tier-1 telecommunications customer in the U.S., represented 67% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

During 2022 and 2021, sales to international customers accounted for 25% and 8% of total revenue, respectively. Sales to military customers during 2022 and 2021 accounted for 1% and 6% of total revenues, respectively. Sales to other markets during 2022 and 2021 accounted for 3% and 5% of total revenue, respectively. Most of our sales were of our DC base powers systems during the two years.

Cost of Sales. Cost of sales increased by $480, or 4%, to $13,931 during 2022, compared to $13,451 during 2021. Cost of sales as a percentage of net sales increased from 79.6% in 2021 to 86.8% in 2022 as a result of a decrease in factory overhead absorption due to under-utilization of the production capacity as a result of labor shortages and supply chain constraints. We believe we will achieve significant reductions in the cost of sales as a percentage of net sales as supply chain constraints decrease and production increases to normal levels.

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

Gross Profit. We recognized a gross profit of $2,125 during 2022, as compared to a gross profit of $3,445 during 2021, which represents a decrease in gross profit of $1,320 or 38%. Gross profit as a percentage of net sales decreased to 13.2% in 2022, as compared to 20.4% in 2021. The decrease in gross profit during 2022 was primarily attributable to a decrease in factory overhead absorption resulting from lower sales primarily during the third quarter of 2022.

Sales and Marketing Expenses. Sales and marketing expenses decreased $17 to $1,471 during 2022, as compared to $1,488 during 2021. The decrease was attributable to a slight decrease in sales support staff during 2022 as compared the same period in 2021. We plan to increase our sales force and increase our marketing and tradeshow activities in 2023 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During 2022, research and development expenses decreased by $526 to $1,460, as compared to $1,986 during 2021. The decrease in 2022 is attributed to a decrease in engineering staff during 2022 as compared to 2021. Our research and development efforts during 2022 focused on developing our new 27 kW D.C. power system, our new 4Y Toyota engine control system, and on product design and customization for our international customers. We plan to recruit additional engineers during 2023 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. Our general and administrative expenses increased by $1,658 to $4,727 during 2022, as compared to $3,069 during 2021. The increase was primarily due to $515 in stock-based compensation to officers, employees and consultants, an increase of $168 in legal and consulting fees, and smaller increases to insurance, rent, and utilities.

Our general and administrative expenses for 2021 include a $700 credit to salaries and benefits expense related to the ERC, a refundable tax credit recorded in accounts receivable. The ERC assisted business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage.

Interest and Finance Costs. Our interest expense was $58 in 2022, as compared to $60 in 2021. In 2022, our equipment financing expense decreased by $11, bank fees related to our line of credit with Pinnacle Bank increased by $9.

Gain from PPP Loan Forgiveness. In September 2021, we recognized a non-cash gain of $1,715 within Other income (expense) on the consolidated statement of operations on the forgiveness of our PPP loan.

Other Income (Expense), Net. During 2022, other income was $7, as compared to $29 during 2021, an decrease of $22. The decrease was primarily attributable to refunds of general liability insurance paid during 2021.

Net Loss. As a result of the factors identified above, we generated a net loss of $5,584, or ($0.43) per basic and diluted share, for 2022, as compared to net loss of $1,414, or ($0.11) per basic and diluted share, for 2021, an increase loss of $4,170. The increase in net loss is primarily attributed to a decrease in net sales of $840 due to labor shortages and supply chain constraints during 2022, an increase in operating expenses of $1,115, coupled with the gain from forgiveness of the PPP loan in 2021.

Liquidity and Capital Resources

Sources of Liquidity

During the year ended December 31, 2022, we funded our operations primarily from cash on hand. These funds were also used to increase our engineering and production staff and inventory to support higher production. As of December 31, 2022, we had working capital of $17,367, as compared to working capital of $21,760 at December 31, 2021. This $4,393 decrease in working capital is primarily attributable to a $4,890 decrease in cash and cash equivalents resulting from net cash of $6,507 used in operating activities, net cash used in investing activities of $25 for the acquisition of new property and equipment, and net cash from financing activities of $1,642 which includes net proceeds of $1,884 from our credit facility and $242 in repayments of equipment financing.

On December 31, 2022, and December 31, 2021, our net trade receivables totaled $2,230 and $4,243, respectively. On December 31, 2022, $2,006 (90%) represented the largest open customer account balance, while $3,131 (74%) and $624 (15%) represented the two largest open customer account balances on December 31, 2021.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. As of December 31, 2022, the ERC is still being processed by the IRS.

Our available capital resources on December 31, 2022, consisted primarily of $211 in cash and cash equivalents, as compared to $5,101 as of December 31, 2021. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, drawdowns on our credit facility with Pinnacle Bank, funds from the ERC, and future debt or equity financings, if any.

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

We have an outstanding balance of $1,884 under the Loan Agreement at December 31, 2022. As of December 31, 2022, we had availability under the Loan Agreement of $1,137 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

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

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2022	2021
Net Cash Provided By (Used In):
Operating Activities	$(6,507)	$(9,380)
Investing Activities	$(25)	$(71)
Financing Activities	$1,642	$12,906
Net increase (decrease) in cash	$(4,890)	$3,455

Operating Activities

Net cash used in operating activities for 2022 was $6,507, as compared to $9,380 for the same period in 2021. This increase in net cash used in 2022 was primarily due to a net loss of $5,584, a decrease in accounts receivable of $2,013, a decrease in prepaid expenses of $1,377, an increase in inventories of $6,443, and an increase in customer deposits of $1,229.

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

Investing Activities

Net cash used in investing activities for 2022 totaled $25, as compared to $71 for 2021, an increase of $46. The net cash used in investing activities in 2022 was attributable to in new manufacturing equipment.

Financing Activities

Net cash provided by financing activities totaled $1,642 for 2022, as compared to $12,906 provided by financing activities during 2021, a decrease of $11,264. This decrease was primarily due to the issuance and sale of 750,000 shares of our common stock in a firm commitment underwritten public offering on February 10, 2021. We received net proceeds of approximately $12,466 from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. During 2022, we received $1,884 in proceeds from advances from our credit facility at Pinnacle Bank and repaid $242 on our equipment financing notes payable..

Backlog

As of December 31, 2022, we had a backlog of $12,001. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at December 31, 2022, was comprised of the following elements: 63% in purchases of DC power systems by telecommunications customers in the U.S., 32% in purchases by telecommunications customers outside the U.S., 1% in purchases by customers in the marine industry, 1% in purchases in military markets, and 3% in purchases by customers in other markets. Due to overall shortage of commodities worldwide caused by COVID, our largest customers have placed orders with delivery dates up to nine months in the future. We believe this provides us better control on operational efficiencies and inventory management. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2022, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	71	Chairman of the Board, President, Chief Executive Officer and Secretary
Luis Zavala	53	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	72	Director
Peter Gross	72	Director
Katherine Koster	60	Director

Executive Officers and Employee Director

Arthur D. Sams has served as our President, Chief Executive Officer and Chairman of our Board since August 1991 and as our Secretary since October 2016. Under his leadership, we have grown to be a leading brand name in the design and manufacturing of DC power systems for the telecommunications, military, automotive, marine and industrial markets. He specializes in the design of thermodynamics and power generation systems. During his early career, he gained vast industry experience while working as a machinist, engineer, project manager, chief technical officer and consultant for various Fortune 500 companies and the U.S. Department of Defense and the U.S. Department of Energy. Mr. Sams studied at California State Polytechnic University Pomona and the University California at Irvine with a dual major in biology and engineering.

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

Luis Zavala has served as our Chief Financial Officer since April 2018 and previously served as our Vice President Finance from August 2009 to April 2018 and as our Acting Chief Financial Officer from March 2016 to March 2018. Prior to that, Mr. Zavala served as the President of Sky Limited Enterprises, a general contractor, from June 2006 to August 2009. Prior thereto, Mr. Zavala worked as Director of Finance for Legacy Long Distance International, a telecommunications operator service provider company, from March 2001 to May 2006. Mr. Zavala also has over 25 years of experience managing accounting and finance departments in various industries, including banking and telecommunications. Mr. Zavala has a Bachelor of Arts degree in Business Administration from the California State University, Northridge and an MBA from the Keller Graduate School of Management, Long Beach.

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

Non-Employee Directors

Keith Albrecht has served as a member of our Board since May 2016 and serves as a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Albrecht has extensive experience as a commercial real estate appraiser for commercial banks and local governments. Mr. Albrecht was an appraiser for commercial buildings for the County of Orange, California, from 1996 to 2007, where he was responsible for the assessment of property values of shopping malls, office buildings, hotels and apartment buildings. Prior thereto, Mr. Albrecht was an appraiser for Security Pacific and Bank of America, from 1985 to 1996. Mr. Albrecht is currently retired and invests in startups and small cap companies. In nominating Mr. Albrecht, our Board considered his commercial real estate appraisal experience, which our Board believes gives him particular insight into analysis of income statements and balance sheets, debt analysis and audits of large commercial institutions.

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

Katherine Koster has served as a member of our Board since December 2019 and serves as a member of each of our Audit Committee and Nominating and Corporate Governance Committee. Ms. Koster has been in the field of public finance for over 28 years and is a managing director in Debt Capital Markets for Hilltop Securities, LLC, where she assists municipalities and developers in accessing the capital markets to fund critical infrastructure since February 2022. Ms. Koster was a managing director of public finance at D.A. Davidson from February 2021 to February 2022 and with Piper Sandler Companies from June 2008 to February 2021. Ms. Koster holds a Bachelor of Arts Degree in Theater/Business Administration from Pepperdine University and has completed the “Women in Governance: Preparing for Board Membership” corporate governance program at the UCLA Anderson School of Management. Ms. Koster holds the SIE, Series 7, and Series 79TO licenses issued by the Financial Industry Regulatory Authority, Series 50, 52TO and Series 53 licenses issued by the Municipal Securities Rulemaking Board and a Series 63 certificate issued by the North American Securities Administrators Association.

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

We recognize the value of diversity on the Board. Although our priority in selection of board members is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business and understanding of the competitive landscape, we are currently focusing on female candidates and candidates from underrepresented communities.

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

Under its charter, our Audit Committee is responsible for, among other things:

●	overseeing accounting and financial reporting process;

●	selecting, retaining and replacing independent auditors and evaluating their qualifications, independence and performance;

●	reviewing and approving scope of the annual audit and audit fees;

●	discussing with management and independent auditors the results of annual audit and review of quarterly financial statements;

●	reviewing adequacy and effectiveness of internal control policies and procedures;

●	approving retention of independent auditors to perform any proposed permissible non-audit services;

●	overseeing internal audit functions and annually reviewing audit committee charter and committee performance;

●	preparing the audit committee report that the Securities and Exchange Commission requires in our annual proxy statement; and

●	reviewing and evaluating the performance of the Audit Committee, including compliance with its charter.

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

Item 11. Executive Compensation.

For 2022, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, whom we refer to collectively as our “executive officers,” with the following objectives:

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

During 2022, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2022, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2022.

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

In implementing our compensation philosophy and objectives, our Compensation Committee reviews and analyzes each executive position, including the importance and scope of the role and how the position compares to other Polar executive officers. With respect to setting base salaries, our Compensation Committee also compares these positions to similar positions at a number of publicly traded companies listed on the New York Stock Exchange and Nasdaq that are engaged in the power manufacturing and design industry.

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

Compensation Governance Practices

Listed below are some key examples of our compensation governance practices that are intended to align the interests of our executive officers with our stockholders, incent the attainment of short- and long-term business objectives and retain highly qualified executive officers:

●	Pay for performance. A substantial portion of our compensation is tied to meeting specified company and individual objectives. We structure total compensation with significant annual cash incentives and a long-term equity component, thereby making a substantial portion of each executive officer’s targeted total compensation dependent upon company and individual performance as well as the performance of our stock price.

●	Retention through long-term equity awards. We employ long-term equity awards through grants of options that vest in the future. These equity awards are designed to aid in our retention of key personnel in important positions and align the interests of our executive officers with those of our stockholders.

●	Long vesting periods. Our equity awards to our executive officers generally vest in annual installments over a three-year period.

●	Linkage of annual cash incentive compensation plan to our performance. Our annual cash incentive compensation plan links a majority of targeted and potential payouts to our financial performance.

●	Prohibition on hedging and pledging common stock Our executive officers, together with all our employees, are prohibited from engaging in hedging, pledging or similar transactions with respect to our common stock.

●	No perquisites. Our executive officers are not provided with any perquisites or special benefits other than benefits such as healthcare, vacation and sick days available to other full-time employees of Polar.

●	Change in control. All executive officers’ unvested equity grants accelerate upon any change in control of Polar.

●	No option re-pricing. Our 2016 Plan does not permit options or stock appreciation rights to be repriced to a lower exercise price without the approval of our stockholders, except in connection with certain changes to our capital structure.

●	Clawback policy If we are required as the result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive.

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

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2022, the target for base salary compensation for our executive officers remained the same as in 2019 and was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of Nasdaq or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2022:

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

During 2022, our executive officers’ compensation program included three major elements:

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

Outlined below is the base salary data of the peer group of companies outlined above. For 2022, the Compensation Committee kept the same base salary structure as in 2019. In determining base salary, the Compensation Committee tabulated the average base salary for the executive officers in the peer group of companies.

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

For 2022, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by us of the five financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of 2022 the total revenues were $36 million and none of the additional elements qualified, then the executive officer would not be eligible for a performance award of 25% of base salary as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2022 Actual
Revenue ($ million)	$30	$36	$42	$16.0
Gross Margin (% of revenue)	31%	32%	33%	14.5%
EBITDA (% of revenue)	5%	7%	9%	(30.1)%
Customer Concentration (% of total sales)	55%	45%	35%	66%
International Sales (% of total sales)	15%	20%	25%	25%

Long-term Equity Incentives

Long-term equity incentive compensation for our executive officers, generally consists of awards of stock options under our 2016 Plan. We believe that these equity awards offer a balanced and competitive equity compensation arrangement for our executive officers.

The Compensation Committee approves equity awards for our executive officers in connection with the annual review of their individual performance and overall compensation. The annual awards are typically made near the end of the first quarter of the following year. Each award is designed primarily as a retention tool, typically requiring the executive to remain with Polar for at least one year to receive the benefit of one-third of the award on partial vesting and at least three years to receive the full benefit of the award on full vesting. We believe our equity incentive compensation aligns the interests of our executive officers with those of our stockholders and provides each executive officer with a significant incentive to manage Polar from the perspective of an owner with an equity stake in the business by tying significant portions of the recipients’ compensation to the market price of our common stock.

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

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers” (dollar amounts in thousands):

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

●	Rajesh Masina, our former Chief Operating Officer; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Stock Compensation ($)	Total ($)
Arthur D. Sams, President,	2022	275	—	55	330
Chief Executive Officer and Secretary	2021	275	—	—	275

Rajesh Masina,	2022	175	—	—	175
Former Chief Operating Officer	2021	175	—	—	175

Luis Zavala,	2022	175	—	35	210
Chief Financial Officer	2021	175	—	—	175

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2022. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies. During 2022, each of Messrs. Albrecht and Gross and Ms. Koster received total compensation in the amount of $30,000.

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

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2023 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 31, 2023. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after March 31, 2023 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 12,949,550 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	5,643,600	43.4%
Luis Zavala (3)	Common	88,139	*
Keith Albrecht (4)	Common	10,000	*
Peter Gross (5)	Common	10,000	*
Katherine Koster	Common	—	—
All directors and executive officers as a group (5 persons)(6)	Common	5,751,739	44.1%

*	Less than 1%.

(1)	Messrs. Sams Albrecht and Gross, and Ms. Koster are directors of Polar. Messrs. Sams and Zavala are named executive officers of Polar.

(2)	Includes 50,000 shares of common stock issuable upon exercise of options.

(3)	Includes 30,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,000 shares of common stock issuable upon exercise of options.

(5)	Amount represents 10,000 shares of common stock issuable upon exercise of options.

(6)	Includes 100,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	140,000	$5.22	1,453,038

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120 (in thousands); and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

During 2022 and 2021, Smartgen performed $0 and $88 in field services, respectively, the cost of which is included in cost of goods sold.

On January 2, 2023, we provided written notice to Smartgen to terminate all agreements between the two companies. The termination was effective January 31, 2022.

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

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2022 and 2021 (in thousands).

	2022	2021
Audit Fees	$198	$222
Audit-Related Fees	3	2
Tax Fees	46	57
Total	$247	$281

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As discussed in Note 1 to the financial statements, the Company’s inventories are stated at the lower of cost or net realizable value, with cost determined on first-in, first-out (“FIFO”) basis. As of December 31, 2022, the Company held inventories of $15.46 million. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

We identified the evaluation of management’s estimate of the net realizable value of certain inventory as a critical audit matter, because of the significant judgments made by management in estimating future demand and market conditions which are used to arrive at the net realizable value. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated management’s product demand forecast for reasonableness considering historical sales by product, and whether they were consistent with the historical data and evidence obtained in other areas of the audit.

●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Assessment of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, for the year ended December 31, 2022, the Company recorded a net loss of $5.6 million, used cash in operations of $6.5 million, and at December 31, 2022, had an accumulated deficit of $19.1 million. Management evaluated the Company’s liquidity within one year after the date of issuance of the consolidated financial statements to determine if there is substantial doubt about the Company’s ability to continue as a going concern. Management has concluded that, based on its current plans and projections, the Company will be able to satisfy its liquidity requirements for more than one year from when these financial statements were issued. In the preparation of the liquidity assessment, management applied judgment to estimate the projected cash flows of the Company, including the following: (i) projected cash outflows, (ii) projected cash inflows, and (iii) excess availability levels under the Company’s existing line of credit financing.

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

The primary procedures we performed to address this critical audit matter included:

●	We obtained management’s cash flow forecasts covering the going concern assessment period to March 2024 and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results.

●	We performed sensitivity analyses on the projected revenue and operating margins used in the Company’s cash flow projections to evaluate the impact on the conclusions reached by management.

●	We evaluated the adequacy of management’s disclosure in the financial statements regarding the Company’s liquidity by comparing to other audit evidence obtained to determine whether such information is consistent with the Company’s liquidity disclosure

We have served as the Company’s auditor since 2016.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2023

POLAR POWER, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$211	$5,101
Accounts receivable	2,230	4,243
Employee retention credit receivable	2,000	2,000
Inventories, net	15,460	9,017
Prepaid expenses	2,629	4,006
Income taxes receivable	787	787
Total current assets	23,317	25,154

Other assets:
Operating lease right-of-use assets, net	240	914
Property and equipment, net	538	1,019
Deposits	93	93

Total assets	$24,188	$27,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$230	$328
Customer deposits	2,126	897
Accrued liabilities and other current liabilities	1,231	1,206
Current portion of operating lease liabilities	268	721
Current portion of notes payable	211	242
Line of credit	1,884	—
Total current liabilities	5,950	3,394

Notes payable, net of current portion	57	268
Operating lease liabilities, net of current portion	—	268

Total liabilities	6,007	3,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,967,027 shares issued and 12,949,550 shares outstanding on December 31, 2022, and 12,805,680 shares issued and 12,788,203 shares outstanding on December 31, 2021	1	1
Additional paid-in capital	37,331	36,816
Accumulated deficit	(19,111)	(13,527)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	18,181	23,250

Total liabilities and stockholders’ equity	$24,188	$27,180

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Net sales	$16,056	$16,896
Cost of Sales	13,931	13,451
Gross profit	2,125	3,445

Operating Expenses
Sales and marketing	1,471	1,488
Research and development	1,460	1,986
General and administrative	4,727	3,069
Total operating expenses	7,658	6,543

Loss from operations	(5,533)	(3,098)

Other income (expenses)
Interest expense and finance costs	(58)	(60)
Gain on forgiveness of PPP loan payable	—	1,715
Other income (expenses), net	7	29
Total other income (expenses), net	(51)	1,684

Net Loss	$(5,584)	$(1,414)

Net loss per share, basic and diluted	$(0.43)	$(0.11)
Weighted average shares outstanding, basic and diluted	12,878,350	12,720,499

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock,		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2020	11,768,158	$1	$23,643	$(12,113)	$(40)	$11,491
Shares of common stock issued with warrants for cash	750,000	—	12,466	—	—	12,466
Common stock issued upon exercise of warrants	287,522	—	707	—	—	707
Net loss	—	—	—	(1,414)	—	(1,414)
Balances, December 31, 2021	12,805,680	1	36,816	(13,527)	(40)	23,250
Stock-based compensation	161,347	—	515	—	—	515
Net loss	—	—	—	(5,584)	—	(5,584)
Balances, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF CASH FLOW

(in thousands)

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(5,584)	$(1,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	507	549
Stock-based compensation	515	—
Gain from forgiveness of PPP loan payable	—	(1,715)
Changes in operating assets and liabilities
Accounts receivable	2,013	(3,052)
Employee retention credit receivable	—	(2,000)
Inventories	(6,443)	77
Prepaid expenses	1,377	(3,648)
Income taxes receivable	—	1,570
Decrease in operating lease right-of-use asset	674	649
Accounts payable	(98)	16
Customer deposits	1,229	194
Accrued expenses and other current liabilities	25	65
Decrease in lease liability	(722)	(671)
Net cash used in operating activities	(6,507)	(9,380)

Cash flows from investing activities:
Acquisition of property and equipment	(25)	(71)
Net cash used in investing activities	(25)	(71)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	12,466
Proceeds from exercise of warrants	—	707
Repayment of notes payable	(242)	(267)
Proceeds from advances from credit facility	1,884	—
Net cash provided by financing activities	1,642	12,906

Increase (decrease) in cash and cash equivalents	(4,890)	3,455
Cash and cash equivalents, beginning of period	5,101	1,646
Cash and cash equivalents, end of period	$211	$5,101

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2022, the Company recorded a net loss of $5,584 and used cash in operations of $6,507. The Company’s management evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Notwithstanding the net loss for 2022, management concluded that the Company will have adequate cash flow from operations and available line of credit in 2023 so that it is probable that the Company will be able to fund its current operating plan and satisfy its liquidity requirements within one year from the date the Company’s 2022 financial statements are issued.

As of December 31, 2022, the Company had a cash balance of $211, with borrowing capacity of $1,137, stockholders’ equity of $18,181 and a working capital of $17,367. The Company has taken action to improve its margins, and is continuing to build a strong back log, and expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

COVID-19

The global outbreak of the novel coronavirus (Covid-19) in early 2020 led to disruptions in general economic activities throughout the world as businesses and governments implemented broad actions to mitigate this public health crisis. The Company’s financial results for the twelve months ended December 31, 2022 have been affected by COVID-19 including, among others, a decrease in the Company’s sales and delays in sourcing of raw materials from suppliers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. The extent to which COVID-19 may impact the Company’s business activities and capital raising efforts will depend on future developments, which are uncertain and cannot be predicted.

Inflation

The impact of inflation and changing prices during 2022 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2023 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory net realizable value, impairment analysis of long-term assets, valuation allowance on deferred tax assets, accruals for potential liabilities and warrant reserves, assumptions made in valuing equity instruments issued for services, and assumptions used in the determination of the Company’s liquidity. Actual results may differ from those estimates.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2022 and 2021. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type (in thousands):

	Years Ended December 31,
	2022	2021
DC power systems	$15,219	$16,291
Engineering & Tech Support Services	589	390
Accessories	248	215
Total net sales	$16,056	$16,896

The following table shows the Company’s disaggregated net sales by customer type (in thousands):

	Years Ended December 31,
	2022	2021
Telecom	$15,357	$14,953
Government/Military	38	995
Marine	205	76
Other (backup DC power to various industries)	456	872
Total net sales	$16,056	$16,896

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Years Ended
	December 31,
	2022	2021
United States	$12,073	$15,617
Canada	87	86
Mexico	—	4
South Pacific Islands	3,678	—
Japan	16	565
Other Asia Pacific	74	533
Europe and Middle East	128	91
Total net sales	$16,056	$16,896

For the years ended December 31, 2022 and 2021, international sales totaled $3,983 and $1,279, respectively.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should the product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes, which are included in accrued liabilities and other current liabilities in the accompanying balance sheets. As of December 31, 2022 and 2021, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage (in thousands):

	Years End December 31,
	2022	2021
Changes in estimates for warranties
Balance at beginning of the period	$600	$600
Payments	(508)	(658)
Provision for warranties	508	658

Balance at end of the period	$600	$600

Shipping Costs

Amounts billed to a customer in a sales transaction related to shipping and handling are reported as revenue. Costs incurred by the Company for shipping and handling are considered fulfillment costs and reported as cost of sales.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash primarily consists of bank demand deposits maintained by a major financial institution. The Company’s policy is to maintain its cash balances with financial institutions with high credit ratings and in accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Company may periodically have cash balances in financial institutions in excess of the FDIC insurance limit of $250,000 per account per institution. The Company has not experienced any losses to date resulting from this policy.

At December 31, 2022 and 2021, cash denominated in Australian Dollar with a U.S. Dollar equivalent of $8 and $9, respectively, was held in an account at a financial institution located in Australia. At December 31, 2022 and 2021, cash denominated in Romanian Leu with a U.S. Dollar equivalent of $23 and $23, respectively, was held in an account at a financial institution located in Romania.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2022 and 2021.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the year ended December 31, 2022, there were no write-downs of inventory.

As of December 31, 2022 and 2021, inventories consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Raw materials	$12,277	$6,607
Finished goods	3,183	2,410
Inventories	$15,460	$9,017

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2022, or December 31, 2021.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and other expenses relating to the design, development, and testing of the Company’s products. For the years ended December 31, 2022 and 2021, research and development expenditures totaled $1,460 and $1,986, respectively.

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

	December 31,
	2022	2021
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

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

Concentrations

Revenues. For the year ended December 31, 2022, 66% and 23%, respectively, of our revenue was generated from the Company’s two largest customers, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. In 2021, 67% of revenue was generated from the Company’s largest customer, a Tier-1 telecommunications customer in the U.S. In 2022 and 2021, sales to telecommunications customers accounted for 96% and 89% of total revenue, respectively. In 2022 and 2021, sales to international customers accounted for 25% and 8% of total revenue, respectively.

Accounts receivable. At December 31, 2022, the Company’s largest receivable account represented 90% of the Company’s total accounts receivable. At December 31, 2021, 74% and 15% of the Company’s accounts receivable was from the Company’s two largest receivable accounts. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of the years ended December 31, 2022 and 2021.

Accounts payable. On December 31, 2022, the three largest accounts payable accounts to the Company’s vendors represented 51%, 3%, and 3%, respectively. On December 31, 2021, the three largest accounts payable accounts to the Company’s largest vendors represented 16%, 9%, and 9%, respectively.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2023. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In August 2021, the FASB issued ASU No. 2021-06 (“ASU 2021-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2021-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2021-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2022, including interim periods within that year. Effective January 1, 2022, the Company early adopted ASU 2021-06 and that adoption did not have an impact on its financial statements and the related disclosures.

The Company’s management does not believe that there are other recently issued but not yet effective authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Shop equipment and machinery	$3,371	$3,350
Production tooling, jigs, fixtures	71	71
Vehicles	177	180
Leasehold improvements	390	390
Office equipment	185	181
Software	106	106
Total property and equipment, cost	4,300	4,278
Less: accumulated depreciation and amortization	(3,762)	(3,259)
Property and equipment, net	$538	$1,019

Depreciation and amortization expense on property and equipment for the years ended December 31, 2022 and 2021 was $507 and $549 respectively. During the years ended December 31, 2022 and 2021, $489 and $530, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Total Notes Payable	$268	$510
Less: Current Portion	211	242

Notes Payable, Noncurrent portion	$57	$268

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and July 2024. The aggregate monthly payments of principal and interest of the outstanding notes payable as of December 31, 2022 is approximately $22.

As of December 31, 2021, the balance of notes payable was $510. During 2022, the Company paid down the notes payable by $242, and at December 31, 2022, the balance of notes payable was $268.

Annual future principal payments under the outstanding note agreements as of December 31, 2022 are as follows (in thousands):

Years ending December 31:
2023	$211
2024	57
Total	$268

NOTE 4 – LINE OF CREDIT

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). At December 31, 2022, the outstanding balance under the line of credit was $1,884 and the Company had availability under the line of credit in the amount of $1,137. The Loan Agreement initially expired on September 30, 2022, and on November 3, 2022, the Loan Agreement was amended to expire on September 30, 2024.

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

Pinnacle may terminate the Loan Agreement, as amended, at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of December 31, 2022.

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

NOTE 6 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office spaces both with remaining lease terms at December 31, 2022, under a year. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for the lease and non-lease components of its leases as a single lease component. Rent expense is recognized on a straight-line basis over the lease term. The Company also has another storage facility on a twelve-month lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2022	2021
Lease Cost (in thousands)
Operating lease cost (of which $98 is included in general and administration and $601 is included in cost of sales in the Company’s statement of operations as of December 31, 2022, and $98 is included in general and administration and $601 is included in cost of sales in the Company’s statement of operations as of December 31, 2021)	$699	$699

Other Information
Weighted average remaining lease term – operating leases (in years)	0.4	1.4
Average discount rate – operating leases	3.75%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2022	At December 31, 2021
Operating leases (in thousands)
Long-term right-of-use assets, net of accumulated amortization of $2,577 and $1,903, respectively	$240	$914

Current portion of operating lease liabilities	$268	$721
Noncurrent portion of operating lease liabilities	—	268
Total operating lease liabilities	$268	$989

Maturities of the Company’s lease liabilities are as follows:

Year Ending (in thousands)	Operating Leases
2023	$280
Total lease payments	280
Less: Imputed interest/present value discount	(12)
Present value of lease liabilities	$268

Rent expense for the twelve months ended December 31, 2022 and 2021 was $975 and $903, respectively (including short-term and other rentals).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock during 2022 for services

In August 2022, the Company issued an aggregate of 161,347 shares of common stock to its officers, employees and consultants as part of the Company’s Employee Retention Program and the Company’s 2016 Omnibus Incentive Plan. The shares of common stock had an aggregate grant date fair value of $515 based on the closing price of the Company’s common stock on the grant date of the awards, which was recorded as stock-based compensation expense of $515 during 2022.

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

Treasury Stock

At December 31, 2022 and 2021, the Company had 17,477 shares of common stock held as treasury stock at a cost of $40.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2020	140,000	$5.22
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2021	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2022	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2022 and 2021, the Company had total outstanding options of 140,000, which are fully vested, exercise prices ranging from $4.84 to $5.09, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

There was no intrinsic value of the outstanding options at December 31, 2022.

NOTE 9 – STOCK WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2020	370,000	$8.75
Issued	—	—
Exercised	(345,878)	4.07
Outstanding, December 31, 2021	24,122	$3.13
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2022	24,122	$3.13
Exercisable, December 31, 2022	24,122	$3.13

During year ended December 31, 2021, warrants to purchase 225,878 shares of common stock were exercised at $3.13 exercise price per share or total net proceeds to the Company of $707 upon exercise. Also during 2021, warrants exercisable into 120,000 shares of the Company’s common stock were exercised under a cashless exercise option into 61,644 shares of the Company’s common stock.

There was no intrinsic value of the outstanding and exercisable warrants at December 31, 2022.

NOTE 10 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2022	2021
Federal income tax rate	(21)%	(21)%
State tax, net of federal benefit	(7)%	(7)%
Carryback net operating loss	—%	—%
Change in valuation allowances	28%	28%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Inventory valuation	$1,462	$1,373
Accrued liabilities and other reserves	254	257
Operating lease liability	75	277
Net operating loss carryforwards	3,262	3,158
Gross deferred tax assets	5,053	5,065
Valuation allowance	(4,863)	(4,701)
Total deferred tax assets	190	364
Deferred tax liabilities:
Operating lease right-of-use asset, net	(67)	(128)
Depreciation	(123)	(236)
Total deferred tax liabilities	(190)	(364)
Net deferred tax asset (liability)	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Under the CARES Act, net operating loss (“NOL”s) carryforwards arising in tax years beginning after December 31, 2017, and before January 1, 2021 (e.g., NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limits NOL absorption to 80% of taxable income. At December 31, 2022 and 2021, the Company had income taxes receivable of $787 related to the NOL carrybacks.

At December 31, 2022, the Company had available Federal and state NOLs carryforwards to reduce future taxable income of approximately $10.6 million and $14.8 million, respectively. The Federal NOL can be carried forward indefinitely, but can only offset 80% of taxable income in future years. The state carryforward expires in 2039 through 2042.

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

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At December 31, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2017.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2017 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we have experienced, we qualified for approximately $2,000 of employee retention credits (“ERC”) during the year ended December 31, 2021. The Company believes that there is reasonable assurance that it has complied with the ERC eligibility requirements and has elected an accounting policy to present government assistance as a reduction of the related expense. For the year ended December 31, 2021, the ERC refund was recorded as an offset to certain payroll expenses in cost of sales of $1,300 and operating expenses of $700 in the accompanying statement of operations. As of December 31, 2022 and 2021, the balance of $2,000 is presented as employee retention credit receivable in the accompanying balance sheet.

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

During the years ended December 31, 2022 and 2021, Smartgen performed $88 and $129 in field services, respectively, the cost of which is included in cost of goods sold.

On January 2, 2023, we provided written notice to Smartgen to terminate all agreements between the two companies. The termination was effective January 31, 2023.

NOTE 13 – COMMITMENTS AND CONTINGENCIES.

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2022 with respect to such matters. See also Notes 6 and 10.

NOTE 14 – SUBSEQUENT EVENTS.

In January 2015, the Company began leasing a manufacturing facility located in Gardena, CA, under a non-cancellable operating lease with initial term of 4 years through February 2019. In February 2019, the lease was amended to extend the lease term for another 4 years through February 2023 (“First Amendment to Lease”). On January 31, 2023, the lease was amended to extend the lease for another 3 years through February 2026 (“Second Amendment to Lease”). The base rent of the for Second Amendment to Lease will be $58,096 per month in the first year, $74,122 per month in the second year, and $84,139 per month in the third year, resulting in aggregate monthly lease payments over the lease term of approximately $2.6 million. The extension agreement is a “Net Lease” requiring the Company to pay real property taxes associated to this facility.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

4.2	Form of Common Stock Purchase Warrant	8-K	001-37960	4.1	7/8/2021

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Rajesh Masina#	S-1	333-213572	10.3	9/9/2016

10.4	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.5	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10. 6	Loan and Security Agreement dated as of August 14, 2015 between the Registrant and Gibraltar Business Capital	S-1	333-213572	10.6	9/9/2016

10. 7	Memorandum of Understanding dated as of December 30, 2014 between the Registrant and Richard J. Ulinski	S-1	333-213572	10.7	9/9/2016

10.8	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.9	First Amendment to Lease Agreement dated February 5, 2019 between the Registrant and Two Bros L.P.					X

10.10	Second Amendment to Lease Agreement dated January 31, 2023 between the Registrant and Two Bros L.P.					X

67

10.11	Form of Representative’s Warrant	10-K	001-37960	10.9	3/10/2017

10.12	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.13	Supplier Agreement between Polar Power, Inc. and Citibank, N.A. dated effective as of June 4, 2019	8-K	001-37960	10.1	6/6/2019

10.14	Securities Purchase Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.1	7/8/2020

10.15	Registration Rights Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.2	7/8/2020

10.16	Loan and Security Agreement dated August 31, 2020 between Pinnacle Bank and Polar Power, Inc.	8-K	001-37960	10.1	10/9/2020

10.17	First Modification to Loan and Security Agreement dated October 7, 2020 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	10/9/2020

10.18	Second Modification to Loan and Security Agreement dated November 3, 2022 by and between Polar Power, Inc. and Pinnacle Bank	10-Q	001-37960	10.1	11/14/2022

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/2017

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/2017

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2023.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams,
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	March 31, 2023
Arthur D. Sams	and Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	March 31, 2023
Luis Zavala	(principal financial and accounting officer)

/s/ Keith Albrecht	Director	March 31, 2023
Keith Albrecht

/s/ Peter Gross	Director	March 31, 2023
Peter Gross

/s/ Katherine Koster	Director	March 31, 2023
Katherine Koster

69