Form 10-Q
period 2023-03-31
Polar Power, Inc.
filed 2023-05-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 15, 2023 was 12,949,550.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$119	$211
Accounts receivable	3,216	2,230
Inventories, net	16,875	15,460
Prepaid expenses	1,852	2,629
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	24,849	23,317

Other assets:
Operating lease right-of-use assets, net	2,436	240
Property and equipment, net	421	538
Deposits	93	93

Total assets	$27,799	$24,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,024	$230
Customer deposits	2,769	2,126
Accrued liabilities and other current liabilities	1,256	1,231
Current portion of operating lease liabilities	738	268
Current portion of notes payable	172	211
Line of credit	3,010	1,884
Total current liabilities	8,969	5,950

Notes payable, net of current portion	33	57
Operating lease liabilities, net of current portion	1,729	—

Total liabilities	10,731	6,007

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,967,027 shares issued and 12,949,550 shares outstanding on March 31, 2023, and 12,967,027 shares issued and 12,949,550 shares outstanding on December 31, 2022	1	1
Additional paid-in capital	37,331	37,331
Accumulated deficit	(20,224)	(19,111)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	17,068	18,181

Total liabilities and stockholders’ equity	$27,799	$24,188

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net Sales	$4,190	$3,709
Cost of Sales	3,435	2,804
Gross profit	755	905

Operating Expenses
Sales and marketing	333	405
Research and development	346	476
General and administrative	1,111	1,131
Total operating expenses	1,790	2,012

Loss from operations	(1,035)	(1,107)

Other income (expenses)
Interest expense and finance costs	(78)	(13)
Other income (expense), net	—	—
Total other income (expenses), net	(78)	(13)

Net loss	$(1,113)	$(1,120)

Net loss per share – basic and diluted	$(0.09)	$(0.10)
Weighted average shares outstanding, basic and diluted	12,949,550	12,788,203

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended March 31, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Net loss	—	—	—	(1,113)	—	(1,113)
Balance, March 31, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,224)	$(40)	$17,068

Three months Ended March 31, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250
Net loss	—	—	—	(1,120)	—	(1,120)
Balance, March 31, 2022 (unaudited)	12,805,680	$1	$36,816	$(14,647)	(40)	$22,130

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,113)	$(1,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	135
Changes in operating assets and liabilities
Accounts receivable	(986)	626
Inventories	(1,415)	(1,468)
Prepaid expenses	777	742
Operating lease right-of-use asset	196	166
Accounts payable	794	216
Customer deposits	643	26
Accrued expenses and other current liabilities	25	5
Operating lease liabilities	(193)	(175)
Net cash used in operating activities	(1,156)	(847)

Cash flows from investing activities:
Acquisition of property and equipment	—	(8)
Net cash used in investing activities	—	(8)

Cash flows from financing activities:
Proceeds from advances from credit facility	1,127	—
Repayment of notes payable	(63)	(60)
Net cash provided by (used in) financing activities	1,064	(60)

Decrease in cash and cash equivalents	(92)	(915)
Cash and cash equivalents, beginning of period	211	5,101
Cash and cash equivalents, end of period	$119	$4,186

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right-of-use assets and operating lease liabilities	$2,392	$—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except for share and per share data and where otherwise noted)

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Polar Power, Inc. was incorporated in the State of Washington as Polar Products, Inc. and in 1991 reincorporated in the State of California under the name Polar Power, Inc. In December 2016, Polar Power, Inc. reincorporated in the State of Delaware (the “Company”, “we” or “us”). The Company designs, manufactures and sells direct current, or DC, power systems to supply reliable and low-cost energy to off-grid, bad-grid and backup power, electric vehicle (“EV”) charging, and nano-grid applications. The Company’s products integrate DC generator, proprietary electronic control systems, lithium batteries and solar photovoltaic (“PV”) technologies to provide low operating cost and emissions for telecommunications, defense, automotive, nano-grid, EV charging and industrial markets.

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the three months ended March 31, 2023, the Company recorded a net loss of $1,113 and used cash in operations of $1,156. The Company’s management evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Notwithstanding the net loss for the three months ended March 31, 2023, management concluded that the Company will have adequate cash flow from operations and available line of credit in 2023 and 2024 so that it is probable that the Company will be able to fund its current operating plan and satisfy its liquidity requirements within one year from the date the Company’s March 31, 2023 financial statements are issued.

As of March 31, 2023, the Company had a cash balance of $119, with borrowing capacity of $664, stockholders’ equity of $17,068, and working capital of $15,880. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of COVID-19 and inflation

COVID-19. The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. During the three months ended March 31, 2023, supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems negatively affected our manufacturing productivity levels. Labor shortages resulted in excess overtime for the existing labor force and a reduction in engineering projects. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

Inflation. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2022 and may continue to impact business in 2023. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2022 and 2021 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three-month periods ended March 31, 2023 and 2022. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
DC power systems	$4,081	$3,617
Engineering & Tech Support Services	24	44
Accessories	85	48
Total net sales	$4,190	$3,709

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Telecom	$3,988	$3,670
Government/Military	193	17
Marine	—	14
Other (backup DC power to various industries)	9	8
Total net sales	$4,190	$3,709

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Three months ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$3,065	$3,670
Canada	—	14
South Pacific Islands	1,120	—
Japan	—	1
Other Asia Pacific	5	24
Total net sales	$4,190	$3,709

For the three months ended March 31, 2023, and 2022, international sales totaled $1,125 and $39 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the three months ended March 31, 2023, and the year ended December 31, 2022, there were no write-downs of inventory.

As of March 31, 2023 and December 31, 2022, inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
Raw materials	$13,870	$12,277
Finished goods	3,005	3,183
Total Inventories	$16,875	$15,460

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of March 31, 2023 and December 31, 2022, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2023	December 31, 2022
	(unaudited)
Balance at beginning of the period	$600	$600
Payments	(102)	(508)
Provision for warranties	102	508
Balance at end of the period	$600	$600

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

The carrying amounts of certain financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the line of credit and notes payable approximate their fair values since the interest rates on these obligations are based on prevailing market interest rates.

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $11 and $8 at March 31, 2023 and December 31, 2022, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $20 and $23 at March 31, 2023 and December 31, 2022, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended March 31, 2023, 49.5% of revenues was generated from the Company’s largest customer (a Tier-1 telecommunications wireless carrier in the U.S), and 26.7% of revenue was generated from the Company’s second largest customer ( a telecommunications customer outside the U.S.). For the three months ended March 31, 2022, 90.2% of revenues was generated from the Company’s largest customer, a Tier-1 telecommunications customer in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended March 31, 2023 and March 31, 2022, sales to telecommunications customers accounted for 95% and 99% of total revenues, respectively. For the three months ended March 31, 2023 and March 31, 2022, sales to international customers accounted for 22% and 1%, of total revenue, respectively.

Accounts receivable. At March 31, 2023, the two largest receivable accounts represented 77% and 11% of the Company’s accounts receivable. At December 31, 2022, the Company’s largest receivable account represented 90% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2023 or December 31, 2022.

Accounts payable. At March 31, 2023, accounts payable to the Company’s three largest vendors represented 44%, 6% and 5%, respectively, of the Company’s accounts payable. On December 31, 2022, the three largest accounts payable accounts to the Company’s vendors represented 51%, 3%, and 3%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Effective January 1, 2023, the Company adopted ASU 2016-13 and that adoption did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,371	3,371
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,300	4,300
Less: accumulated depreciation and amortization	(3,879)	(3,762)
Property and equipment, net	$421	$538

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2023 and 2022 was $116 and $135, respectively. During the three months ended March 31, 2023 and 2022, $113 and $130, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2023	December 31, 2022
	(Unaudited)
Total Equipment Notes Payable	$205	$268
Less Current Portion	172	211
Notes Payable, long term	$33	$57

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of March 31, 2023 is approximately $22 and are due through 2024.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement ( as amended from time to time, the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). At March 31, 2023, the outstanding balance under the line of credit was $3,010 and the Company had availability under the line of credit in the amount of $664. The Loan Agreement initially expired on September 30, 2022, and on November 3, 2022, the Loan Agreement was amended to expire on September 30, 2024.

The Loan Agreement, provides for a revolving credit facility under which Pinnacle may make advances to the Company, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain inventory of the Company or (ii) $2,500. In no event shall the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000. Interest accrues on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum. Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum.

Pinnacle may terminate the Loan Agreement, at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of March 31, 2023.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 5 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2022	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2023 (unaudited)	140,000	$5.22
Exercisable, March 31, 2023 (unaudited)	140,000	$5.22

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2022, the Company had total outstanding options of 140,000, which were carried forward to March 31, 2023. These options are fully vested, exercise prices ranging from $4.84 to $5.60, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at March 31, 2023.

NOTE 6 – STOCK WARRANTS

At March 31, 2023, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	24,122	$3.13
Issued	—	—
Exercised	—	—
Outstanding, March 31, 2023 (unaudited)	24,122	$3.13
Exercisable, March 31, 2023 (unaudited)	24,122	$3.13

At December 31, 2022, the Company had outstanding warrants exercisable into 24,122 shares of the Company’s common stock, which were carried forward to March 31, 2023. The warrants had been issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share and expire in July 2025.

There was no intrinsic value of the outstanding and exercisable warrants at March 31, 2023.

NOTE 7 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On March 1, 2014, the Company entered into a subcontractor installer agreement with Smartgen Solutions, Inc. (“Smartgen”), a related entity. On January 2, 2022, we provided written notice to Smartgen to terminate all agreements between the two companies. The termination was effective January 31, 2022, accordingly during the three months ended March 31, 2023 and 2022, Smartgen did not perform any services for the Company.

NOTE 8 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office facilities. An amendment, dated January 31, 2023, to one of its operating leases that expired on February 28, 2023, extends that lease term for three years commencing March 1, 2023 through February 28, 2026. Lease payments total $2,596, with monthly lease payments ranging from $58 beginning in March 2023, to $74 beginning in March 2024, to $84 from March 2025 to February 2026. The lease amendment was considered a new lease agreement and as a result, the Company recognized a lease right-of-use asset and related lease liability of $2,392.

The Company’s second operating lease expires in August 2023. Subsequent to March 31, 2023, in May 2023, the Company signed an amendment to the second lease extending the term to August 2026. Lease payments will total $1,304, with monthly lease payments ranging from $31 beginning in September 2023, to $37 beginning in September 2024, to $41 from September 2025 to August 2026.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease Cost
Operating lease cost (of which $28 is included in general and administration and $184 is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2023, and $25 and $150 for the same period in 2022, respectively)	$212	$175

Other Information
Weighted average remaining lease term – operating leases (in years)	1.7	2.2
Average discount rate – operating leases	6.13%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2023	At December 31, 2022
Operating leases
Long-term right-of-use assets, net of accumulated amortization of $2,340 and $2,577, respectively	$2,436	$240

Current portion of operating lease liabilities	$738	$268
Noncurrent portion of operating lease liabilities	1,729	—
Total operating lease liabilities	$2,467	$268

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2023 (remaining 9 months)	651
2024	858
2025	990
2026	168
Total lease payments	2,667
Less: Imputed interest/present value discount	(200)
Present value of lease liabilities	$2,467

Rent expense for the three months ended March 31, 2023 and 2022 was $287 and $226, respectively.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we experienced, we qualified for approximately $2,000 of ERC during the year ended December 31, 2021. The Company believes that it has complied with the ERC eligibility requirements, and as of December 31, 2022 and March 31, 2023, the balance of $2,000 is presented as ERC receivable in the accompanying balance sheets.

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

The implementation of 5G networks by Tier-1 telecommunication customers in the U.S. has resulted in a significant increase in orders of our DC power systems. Approximately 64.1% of our net sales during the three months ended March 31, 2023 were of our DC power systems to support 5G networks and 61.4% of our backlog as of March 31, 2023 are purchase orders of our of DC power systems to support 5G networks.

During the three months ended March 31, 2023 and 2022, 95% and 99%, respectively, of our total net sales were within the telecommunications market. For the three months ended March 31, 2023, 49.5% and 26.7% of our total net sales were derived from two of our largest telecommunications customers. For the same period in 2022, 90% of our total net sales were derived from our largest customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

During the second quarter of 2022, we received purchase orders from a telecommunications customer in the South Pacific Islands totaling $6.2 million for our DC power generators for off-grid applications to supply rural areas with broadband services. This order is part of a growing program to develop the telecommunications infrastructure in this region. During the three months ended March 31, 2023, we delivered $1,120, or 26.7% of our total net sales, to this customer. We plan to deliver the remaining $1,480 to complete this order within the next two quarters.

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

In May 2023, we announced plans to expand our mobile offerings by upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. We are taking orders for our new line of EV charges and expect to have them available before the end of the first quarter of 2024. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility.

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

Following a 2.5-year delay, we launched the Toyota 1KS series, reaching a key milestone in the Company’s evolution. We just started shipments of the Toyota based generators and expect production volumes will continue to build as production learning curves lead to efficiencies.

We believe the Toyota prime power engines, when configured into generators, will provide strong opportunities for growth and diversification in line with the Company’s long-term plan. This engine platform is expected to easily facilitate the shift from diesel to natural gas and LPG (liquid petroleum gas, aka propane or butane). LPG and natural gas fuel reduce carbon emissions between 16% to 27% and combined with increased fuel efficiency of DC generators and solar technologies emissions become very minimal. The Toyota 1KS prime power engines have much lower maintenance requirements when compared to diesel engines and the current LPG and natural gas backup generators from the major brands. The Toyota 1KS engine will be focused on applications in telecommunications, microgrids, EV charging, and CHP (combined heat and power).

The delay in the launch was caused by several factors, including a challenging hiring market for specialized engineers, and problems with combustion control and lubricating oil temperature regulation (note that the Toyota engine itself presented no problems), which have been resolved, field-tested, and implemented into engineering and production. Lastly, disruptions attributable to long lead times for components and availability also negatively impacted the development schedule.

Despite the delay, we did not stop our marketing efforts and are now transitioning from sales contacts to sales, which includes the production of sales literature and field demonstrations. The launch was planned for 2 years back, and in anticipation the Company has purchased a large number of engines, requiring significant working capital, but is well positioned to meet anticipated demand. This inventory is expected to convert back to cash as product sales accelerate. As a hedge against the world supply chain problems, the Company has maintained large inventory levels on critical items.

Impact of COVID-19

In 2022 and to a lesser extent during the three months ended March 31, 2023, in part as a consequence of COVID-19, we experienced delays sourcing raw materials from domestic and international suppliers to manufacture our DC power systems. These delays caused us to postpone certain shipments of our product to future quarters. Delays in sourcing raw materials also impacted our ability to produce our product at targeted levels resulting in higher labor costs and decreased absorption of manufacturing overhead.

In response to supply chain constraints, in 2022 and 2023, we increased certain raw materials inventory, partly to limit the potential impact of supply chain issues of raw materials in the near term. We are continuously monitoring the situation of our supply chain and evaluating our procurement strategy and supply chain to reduce any negative impact on our business, financial condition, and results of operations.

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

Recent Business Events

In September 2022, we renewed our master service agreement with our largest customer, a U.S. Tier1 telecommunications customer. The agreement included price adjustments to our products which we believe will help offset the effects of inflation and improve our margins. For the three months ended March 31, 2023, 49.5% of our total net sales were derived from our largest customer and 49.4% of our total backlog are purchase orders from our largest customer.

Our sales backlog as of March 31, 2023 was $8,949, of which our telecommunications customers in the U.S. accounted for 68%, telecommunications customers outside the U.S. accounted for 29%, customers in the marine markets accounted for 1%, and customers in other markets accounted for 2%.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed consolidated financial statements and related notes included herein.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2023 were $4,190, which represents a 13% increase in net sales as compared to $3,709 for the three months ended March 31, 2022. We experienced challenges sourcing qualified labor which affected our ability to ship more product during the quarter. We also continue to experience supply chain constraints, particularly with electronic components.

Our total backlog as of March 31, 2023 was $8,949, of which 97% is from orders of our DC power generators from telecommunications customers, 1% from customers in marine markets, and 2% from other markets. Customers in international markets accounted for 29% of our total backlog as of March 31, 2023.

We plan to continue to expand our customer base in all market segments. We also anticipate that our sales will increase as we overcome supply chain and labor issues.

See “Risk Factors” commencing on page 22 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2023	2022	Favorable (Unfavorable)	Favorable (Unfavorable)	2023	2022
	(unaudited)	(unaudited)
Net sales	$4,190	$3,709	$481	13%	100.0%	100.0%
Cost of sales	3,435	2,804	(631)	(23)%	82.0%	75.6%
Gross profit	755	905	(150)	(17)%	18.0%	24.4%
Sales and marketing expenses	333	405	72	18%	7.9%	10.9%
Research and development expenses	346	476	130	27%	8.3%	12.8%
General and Administrative expenses	1,111	1,131	20	2%	26.5%	30.5%
Total operating expenses	1,790	2,012	222	11%	42.7%	54.2%
Loss from operations	(1,035)	(1,107)	72	7%	(24.7)%	(29.8)%
Interest and finance costs	(78)	(13)	(65)	(500)%	(1.9)%	(0.4)%
Loss before income taxes	(1,113)	(1,120)	7	1	(26.6)%	(30.2)%
Income tax benefit	—	—	—	%	—	—%
Net loss	$(1,113)	$(1,120)	$7	1%	(26.6)%	(30.2)%

Net Sales. Net sales increased $481, or 13%, to $4,190 for the three months ended March 31, 2023, as compared to $3,709 for the same period in 2022. The increase in sales was primarily due to an increase in sales of our DC power systems. During the three months ended March 31, 2023, our largest telecommunications customer in the U.S. accounted for 49.5% of our total net sales and our largest telecommunications customer outside the U.S. accounted for 26.7% of our total net sales. For the same period in 2022, our largest telecommunications customer in the U.S. accounted for 90% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 68% of our total net sales for the three months ended March 31, 2023, as compared to 98% for the same period in 2022. Our international sales represented 27% of our net sales in 2023, as compared to 1% in international sales in 2023.

Cost of Sales. Cost of sales during the three months ended March 31, 2023 increased by $631, or 23%, to $3,435, as compared to $2,804 during the same period in 2022. Cost of sales as a percentage of net sales during the three months ended March 31, 2023 increased to 82% as compared to 75.6% in the same period in 2022. The increase in cost of sales was primary attributable to a 50% increase in labor cost resulting from 49% increase in overtime wages and having eleven more employees during the period ended March 31, 2023 as compared to the same period in 2022. Supply chain constraints negatively affected manufacturing productivity levels which also contributed to elevated labor costs. We also experienced a 30% increase in the cost of materials used in the cost of sales during the three months ended March 31, 2023 as compared to the same period in 2022. The increases in labor and materials also contributed to the increase in the cost of sales as a percentage of net sales as a result of having a wider product mix requiring more labor and materials.

We believe our manufacturing facilities are under-utilized resulting in under absorption of factory overhead which negatively affected our cost of sales in the short-term.

Gross Profit. We had a gross profit of $755 for the three months ended March 31, 2023, which is a decrease of $150, or 17%, as compared to gross profit of $905 during the same period in 2022. The decrease in gross profit for the three months ended March 31, 2023, was primarily a result of an increase in labor and materials costs related to wider product mix that required more labor and materials.

Our gross profit as a percentage of net sales was 18.0% for the quarter ended March 31, 2023, as compared to a gross profit as a percentage of net sales of 24.4% in the same period in 2022.

We believe our manufacturing facilities are under-utilized resulting in under absorption of factory overhead which negatively affected our gross margins in the short-term.

Sales and Marketing Expenses. During the three months ended March 31, 2023, sales and marketing expenses decreased by $72, or 18%, to $333, as compared to $405 during the same period in 2022. The decrease was attributable to a slight decrease in sales support staff during 2023 as compared to the same period in 2022. We plan to increase our sales force and increase our marketing and tradeshow activities in 2023 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the three months ended March 31, 2023, research and development expenses decreased by $130 or 27%, to $346, as compared to $476 during the same period in 2022. The decrease in research and development expenses resulted from a decrease in engineering staff during the period ended March 31, 2023. Our research and development efforts during the first quarter in 2023 focused on developing our new 27 kW D.C. power system, our new 4Y Toyota engine control system, and on product design and customization for our international customers. We plan to recruit additional engineers during 2023 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $20, or 2%, to $1,111 during the three months ended March 31, 2023, as compared to $1,131 during same period in 2022. The decrease in general and administrative expenses during the three month period ended March 31, 2023, was primarily due to a slight decrease in staff during 2023 as compared the same period in 2022

Interest and Finance Costs. Interest expense for the three months ended March 31, 2023 was $78, as compared to $13 during the same period in 2022. The $65 increase in interest expense resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. As a result of the factors identified above, we reported net loss of $1,113, or $(0.09) per basic and diluted share, for the three months ended March 31, 2023, as compared to net loss of $1,120, or $(0.10) per basic and diluted share, for the same period in 2022.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2023, we funded our operations primarily from cash on hand. As of March 31, 2023, we had working capital of $15,880, as compared to working capital of $17,367 at December 31, 2022. This $1,487 decrease in working capital is primarily attributable to $119 increase in cash and cash equivalents resulting from net cash of $1,156 used in operating activities, and net cash of $nil used in investing activities, and net cash of $1,064 from financing activities.

On March 31, 2023 and December 31, 2022, our net trade receivables totaled $3,216 and $2,230, respectively. On March 31, 2023, $2,469 (77%) and $163 (5%) represented the two largest open customer account balances, while $2,006 (90%) and $119 (5%) represented the two largest open customer account balances on December 31, 2022.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. As of March 31, 2023, the ERC is still being processed by the IRS.

Our available capital resources on March 31, 2023 consisted primarily of $119 in cash and cash equivalents, as compared to $211 as of December 31, 2022. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Pinnacle. The Loan Agreement was amended by the First Modification to Loan and Security Agreement on October 7, 2020. The Loan Agreement’s initial term ended on September 30, 2022. On November 3, 2022, we executed the Second Modification to Loan and Security Agreement with Pinnacle for a two-year term with an expiration date of September 30, 2024. The Loan Agreement, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. In no event will the aggregate amount of the outstanding advances under the revolving credit facility be greater than $4,000.

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

We have an outstanding balance of $2,959 under the Loan Agreement at March 31, 2023. As of March 31, 2023, we had availability under the Loan Agreement of $664 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(1,156)	$(847)
Investing Activities	—	(8)
Financing Activities	1,064	(60)
Net decrease in cash	$(92)	$(915)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $1,156 as compared to net cash used in operating activities of $847 for the same period in 2022. This increase in net cash used in 2023 was primarily due to a net loss of $1,113, an increase in inventory of $1,415, an increase in accounts receivable of $986, a decrease in prepaid expenses of $777, an increase in borrowings from the line of credit of $1,126, an increase in accounts payable of $794, and an increase in customer deposits of $643.

Investing Activities

We did not have any investing activities for the three months ended March 31, 2023. Net cash in investing activities for the three months ended March 31, 2022 was $8 primarily due to acquisitions of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $1,064 for the three months ended March 31, 2023, as compared to $60 used in financing activities during the same period in 2022. This cash provided was primarily borrowings from the line of credit with Pinnacle Bank.

Backlog

As of March 31, 2023, we had a backlog of $8,949. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2023, was comprised of the following elements: 68% in purchases of DC power systems by telecommunications customers in the U.S., 29% in purchases by telecommunications customers outside the U.S., 1% in purchases by customers in the marine industry, and 2% in purchases by customers in other markets. Due to overall shortage of commodities worldwide caused by COVID, our largest customers have placed orders with delivery dates up to nine months in the future. We believe this provides us better control on operational efficiencies and inventory management. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had a widespread and detrimental effect on the global economy, particularly in the U.S. since 2020, but to a lesser extent in 2023. The repercussions of COVID-19 is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing raw materials from suppliers.

In addition, COVID-19 adversely affected the economies and financial markets of many countries, which may affect our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness. In the event of a sustained market deterioration and continued declines in net sales, and other repercussions of COVID-19, we may need additional liquidity. The need for additional liquidity may also be affected by the federal government’s potential failure to raise the debt ceiling or correct a prolonged banking or financial crisis. Such disruptions may impact the broader capital markets, and in turn, may impact our ability to access those markets. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate impact of the COVID-19 pandemic on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and potential resurgence of COVID-19, repeat or cyclical outbreaks and any additional preventative and protective actions that governments, or we, or our customers, or our suppliers may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The recent special military actions of the Russian Federation and its invasion of Ukraine and the resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is expected that interest rate hikes already announced by the FRB will occur in 2023, but the amount, timing, and frequency of such increases are not fully known at this time. The Russian Federation has also threatened increased cyberattacks as part of its recent actions which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price. The full impact of the recent actions by the Russian Federation regarding Ukraine are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the quarter ended March 31, 2023, we incurred net loss of approximately $1,113. For the years ended December 31, 2022 and 2021, we incurred consolidated net losses of approximately $5,584 and $1,414, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Perkins. Engines Company Limited (“Perkins”). Engines from Yanmar, Toyota and Perkins represented 64%, 2%, and 31% our total engines sold as a component of our DC power systems during the three months ended March 31, 2023, respectively, and Yanmar represented approximately 100% of our total engines sold as components of our DC power systems during the same period in 2022, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In March 2022, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended March 31, 2023 and 2022, our sales to international customers accounted for 27% and 1%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 43.4% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control may limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 43.4% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

For the avoidance of doubt, the exclusive forum provision described above does not apply to any claims arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of March 31, 2023, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Lease Agreement dated November 7, 2014 between the Registrant and 354 W. Gardena, LLC
10.2	First Amendment to Lease Agreement dated August 20, 2018 between the Registrant and 354 W. Gardena, LLC
10.3	Second Amendment to Lease Agreement dated November 7, 2018 between the Registrant and 354 W. Gardena, LLC
10.4	Third Amendment to Lease Agreement dated May 3, 2023 between the Registrant and 354 W. Gardena, LLC
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

