Form 10-Q
period 2023-06-30
Polar Power, Inc.
filed 2023-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2023 was 12,949,550.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$292	$211
Accounts receivable	3,718	2,230
Inventories, net	17,689	15,460
Prepaid expenses	1,050	2,629
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	25,536	23,317

Other assets:
Operating lease right-of-use assets, net	2,178	240
Property and equipment, net	505	538
Deposits	93	93

Total assets	$28,312	$24,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,429	$230
Customer deposits	1,535	2,126
Accrued liabilities and other current liabilities	1,242	1,231
Operating lease liabilities, current portion	717	268
Notes payable-related party, current portion	160	-
Notes payable, current portion	135	211
Line of credit	4,927	1,884

Total current liabilities	10,145	5,950

Notes payable, net of current portion	8	57
Operating lease liabilities, net of current portion	1,527	—

Total liabilities	11,680	6,007

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,967,027 shares issued and 12,949,550 shares outstanding on June 30, 2023, and 12,967,027 shares issued and 12,949,550 shares outstanding on December 31, 2022	1	1
Additional paid-in capital	37,331	37,331
Accumulated deficit	(20,660)	(19,111)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	16,632	18,181

Total liabilities and stockholders’ equity	$28,312	$24,188

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$5,587	$4,274	$9,777	$7,983
Cost of Sales	4,112	3,213	7,548	6,017
Gross profit	1,475	1,061	2,229	1,966

Operating Expenses
Sales and marketing	310	400	642	805
Research and development	338	350	684	826
General and administrative	1,137	1,036	2,248	2,167
Total operating expenses	1,785	1,786	3,574	3,798

Loss from operations	(310)	(725)	(1,345)	(1,832)

Other income (expenses)
Interest expense and finance costs	(126)	(14)	(204)	(27)
Total other income (expenses), net	(126)	(14)	(204)	(27)

Net loss	$(436)	$(739)	$(1,549)	$(1,859)

Net loss per share – basic and diluted	$(0.03)	$(0.06)	$(0.12)	$(0.15)
Weighted average shares outstanding, basic and diluted	12,949,550	12,788,203	12,949,550	12,788,203

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended June 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,224)	$(40)	$17,068
Net loss	—	—	—	(436)	—	(436)
Balance, June 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,660)	$(40)	$16,632

Six months ended June 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Net loss	—	—	—	(1,549)	—	(1,549)
Balance, June 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,660)	$(40)	$16,632

Three months Ended June 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2022 (unaudited)	12,805,680	$1	$36,816	$(14,647)	$(40)	$22,130
Net loss	—	—	—	(739)	—	(739)
Balance, June 30, 2022 (unaudited)	12,805,680	$1	$36,816	$(15,386)	(40)	$21,391

Six months ended June 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250
Net loss	—	—	—	(1,859)	—	(1,859)
Balance, June 30, 2022 (unaudited)	12,805,680	$1	$36,816	$(15,386)	$(40)	$21,391

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,549)	$(1,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226	264
Changes in operating assets and liabilities
Accounts receivable	(1,488)	249
Inventories	(2,229)	(2,968)
Prepaid expenses	1,579	(380)
Decrease in operating lease right-of-use asset	454	334
Accounts payable	1,199	(193)
Customer deposits	(591)	2,588
Accrued expenses and other current liabilities	11	8
Decrease in operating lease liability	(416)	(354)
Net cash used in operating activities	(2,804)	(2,311)

Cash flows from investing activities:
Acquisition of property and equipment	(194)	(15)
Net cash used in investing activities	(194)	(15)

Cash flows from financing activities:
Proceeds from advances from credit facility	3,044	—
Proceeds from notes payable, related party	160	—
Repayment of notes payable	(125)	(119)
Net cash provided by (used in) financing activities	3,079	(119)

Increase (decrease) in cash and cash equivalents	81	(2,445)
Cash and cash equivalents, beginning of period	211	5,101
Cash and cash equivalents, end of period	$292	$2,656

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the six months ended June 30, 2023, the Company recorded a net loss of $1,549 and used cash in operations of $2,804. The Company’s management evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Notwithstanding the net loss for the six-month period ended June 30, 2023, management concluded that the Company will have adequate cash flow from operations and available line of credit in 2023 and 2024 so that it is probable that the Company will be able to fund its current operating plan and satisfy its liquidity requirements within one year from the date the Company’s June 30, 2023 financial statements are issued.

As of June 30, 2023, the Company had a cash balance of $292, with borrowing capacity of $71, stockholders’ equity of $16,632, and working capital of $15,391. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of COVID-19 and Inflation

COVID-19. The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. During the three and six months ended June 30, 2023, supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems negatively affected our manufacturing productivity levels. Labor shortages resulted in excess overtime for the existing labor force and a reduction in engineering projects. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

Inflation. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2022 and may continue to impact its business in 2023. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2022 and 2021 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023. These financial statements should be read in conjunction with that report.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification, the Company’s chief operating decision maker (the Company’s Chief Executive Officer) determined that the Company has only one reporting unit.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining reserves for uncollectible receivables, inventory net realizable value, impairment analysis of long-term assets, valuation allowance on deferred tax assets, accruals for potential liabilities, accruals for warranty reserves, assumptions made in valuing equity instruments issued for services, and assumptions used in the determination of the Company’s liquidity. Actual results may differ from those estimates.

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

The Company also recognizes revenues from engineering services, technical support, and sale of accessories that support the Company’s direct current, or DC, power systems, and from the rental of equipment. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. The Company’s revenue from engineering services, technical support services, and product accessories are clearly defined in each transaction with its customers and have not been significant to date.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2023 (Unaudited)	2022 (Unaudited)
DC power systems	$5,439	$4,199
Engineering & Tech Support Services	31	32
Accessories	117	43
Total net sales	$5,587	$4,274

	Six months ended June 30,
	2023 (Unaudited)	2022 (Unaudited)
DC power systems	$9,520	$7,816
Engineering & Tech Support Services	54	76
Accessories	203	91
Total net sales	$9,777	$7,983

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2023 (Unaudited)	2022 (Unaudited)
Telecom	$5,408	$4,228
Government/Military	131	12
Marine	27	3
Other (backup DC power to various industries)	21	31
Total net sales	$5,587	$4,274

	Six months ended June 30,
	2023 (Unaudited)	2022 (Unaudited)
Telecommunications	$9,400	$7,898
Government/Military	324	29
Marine	28	17
Other (backup DC power to various industries)	25	39
Total net sales	$9,777	$7,983

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$3,947	$4,200
Canada	161	—
South Pacific Islands	1,453	49
Japan	—	9
Europe and Middle East	—	16
Africa	26	—
Total net sales	$5,587	$4,274

	Six months ended
	June 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$7,011	$7,870
Canada	162	14
South Pacific Islands	2,578	49
Japan	—	10
Other Asia Pacific	—	24
Europe and Middle East	—	16
Africa	26	—
Total net sales	$9,777	$7,983

For the three-months ended June 30, 2023 and 2022, international sales totaled $1,641 and $74 respectively. For the six-months ended June 30, 2023 and 2022, international sales totaled $2,766 and $112 respectively.

Inventories

As of June 30, 2023 and December 31, 2022, inventories consisted of the following:

	June 30, 2023 (unaudited)	December 31, 2022

Raw materials	$14,404	$12,277
Finished goods	3,285	3,183
Total Inventories	$17,689	$15,460

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. For the six-months ended June 30, 2023 and 2022, there were no write-downs of inventory.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of June 30, 2023 and December 31, 2022, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2023 (unaudited)	December 31, 2022
Balance at beginning of the period	$600	$600
Payments	(242)	(508)
Provision for warranties	242	508
Balance at end of the period	$600	$600

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $6 and $8 at June 30, 2023 and December 31, 2022, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $18 and $23 at June 30, 2023 and December 31, 2022, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended June 30, 2023, 49% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S, and 26% of revenue was generated from the Company’s second largest customer, a telecommunications customer outside the U.S. For the three months ended June 30, 2022, 88% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended June 30, 2023 and June 30, 2022, sales to telecommunications customers accounted for 97% and 99% of total revenues, respectively. For the three months ended June 30, 2023 and June 30, 2022, sales to international customers accounted for 29% and 2%, of total revenue, respectively.

For the six months ended June 30, 2023, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 49% of total revenues, and 26% of revenue was generated from the Company’s second largest customer, a telecommunications customer outside the U.S. For the same period in 2022, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 89%. There was no other revenue from customers in excess of 10% of revenues in either period. For the six months ended June 30, 2023 and June 30, 2022, sales to telecommunications customers accounted for 96% and 99% of total revenues, respectively. For the six months ended June 30, 2023 and June 30, 2022, sales to international customers accounted for 28% and 1%, of total revenue, respectively.

Accounts receivable. At June 30, 2023, the three largest accounts receivable from the Company’s customers represented 73%, 12% and 10%, of the Company’s total accounts receivable. At December 31, 2022, the Company’s two largest receivable accounts represented 74% and 15% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2023 or December 31, 2022.

Accounts payable. At June 30, 2023, accounts payable to the Company’s three largest vendors represented 19%, 11% and 5%, of the Company’s accounts payable. On December 31, 2022, the three largest accounts payable accounts to the Company’s vendors represented 51%, 3%, and 3%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2023 (Unaudited)	June 30, 2022 (Unaudited)
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2023 (Unaudited)	December 31, 2022
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,565	3,371
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,494	4,300
Less: accumulated depreciation and amortization	(3,989)	(3,762)
Property and equipment, net	$505	$538

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2023 and 2022 was $110 and $129, respectively. During the three months ended June 30, 2023 and 2022, $125 and $125, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2023 and 2022 was $226 and $264, respectively. During the six months ended June 30, 2023 and 2022, $220 and $255, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

In May 2023, the Company issued a note payable to its Chief Executive Officer for $160,000. The note is unsecured, due April 25, 2024, and bears interest at 1% per annum.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2023 (Unaudited)	December 31, 2022
Notes payable	$143	$268
Less current portion	(135)	(211)
Notes payable, long term	$8	$57

In 2018 and 2019, the Company entered into five financing agreements for the purchase of equipment. The financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 3.4% to 5.0% per annum, and secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of June 30, 2023 is approximately $20 and are due through December 2023.

NOTE 5 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). At June 30, 2023, the outstanding balance under the line of credit was $4,927 and the Company had availability under the line of credit of $71. The Loan Agreement initially expired on September 30, 2022, and on November 3, 2022, the Loan Agreement was amended to expire on September 30, 2024.

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

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.50% at June 30, 2023 and 8.75% at December 31, 2022). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.5% at June 30, 2023 and 9.75% at December 31, 2022).

On April 13, 2023, the Company entered into a Third Modification to the Loan Agreement under which the Company and Pinnacle agreed to add a new section which provides for Pinnacle to lend the Company up to $146 collateralized by certain equipment. At June 30, 2023, the outstanding balance under this section of the Loan Agreement was $136 and is included in the total outstanding balance of $4,927.

On May 25, 2023, the Company entered into a Fourth Modification to the Loan Agreement under which the parties (a) agreed to amend the amount of available advances under the Loan Agreement such that the aggregate amount of the outstanding advances under the revolving credit facility may not be greater than $6 million, and (b) raised the concentration percentage applicable to certain Tier-1 telecommunication customers from 50% to 75% in the definition of eligible accounts.

Pinnacle may terminate the Loan Agreement at any time upon sixty days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of June 30, 2023.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2022	140,000	$5.22
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2023 (unaudited)	140,000	$5.22
Exercisable, June 30, 2023 (unaudited)	140,000	$5.22

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At June 30, 2023, and December 31, 2022, the Company had total outstanding options exercisable into 140,000 shares of the Company’s common stock. The options are fully vested, with exercise prices ranging from $4.84 to $5.60. 30,000 options expire in December 2027 and the remaining 110,000 options expire in April 2028.

The outstanding options had no intrinsic value at June 30, 2023.

NOTE 7 – STOCK WARRANTS

At June 30, 2023, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	24,122	$3.13
Issued	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2023 (unaudited)	24,122	$3.13
Exercisable, June 30, 2023 (unaudited)	24,122	$3.13

At June 30, 2023, and December 31, 2022, the Company had outstanding warrants exercisable into 24,122 shares of the Company’s common stock. The warrants were issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share and expire in July 2025.

There was no intrinsic value of the outstanding and exercisable warrants at June 30, 2023.

NOTE 8 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office facilities. An amendment dated January 31, 2023, to one of its operating leases that expired on February 28, 2023, extends that lease term for three years commencing March 1, 2023 through February 28, 2026. Lease payments total $2,596, with monthly lease payments ranging from $58 beginning in March 2023, to $74 beginning in March 2024, to $84 from March 2025 to February 2026. The lease amendment was considered a new lease agreement and as a result, the Company recognized an operating lease right-of-use asset and related operating lease liability of $2,392.

The Company’s second operating lease expires in August 2023. In May 2023, the Company signed an amendment to the second lease extending the term to August 2026. Lease payments will total $1,304, with monthly lease payments ranging from $31 beginning in September 2023, to $37 beginning in September 2024, to $41 from September 2025 to August 2026. The lease amendment to the Company’s second operating lease is also considered a new lease agreement and as a result, the Company will recognize an operating lease right-of-use asset and related operating lease liability of approximately $1,184 upon commencement of the new term.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Lease Cost
Operating lease cost (of which $64 is included in general and administration and $435 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2023, and $49 and $301 for the same period in 2022, respectively)	$499	$350

Other Information
Weighted average remaining lease term – operating leases (in years)	1.4	0.9
Average discount rate – operating leases	6.13%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2023	At June 30, 2022
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $2,510 and $2,237, respectively	$2,178	$580

Short-term operating lease liabilities	$717	$588
Long-term operating lease liabilities	1,527	47
Total operating lease liabilities	$2,244	$635

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2023 (remaining 6 months)	400
2024	858
2025	990
2026	168
Total lease payments	2,416
Less: Imputed interest/present value discount	(172)
Present value of lease liabilities	$2,244

Rent expense for the six months ended June 30, 2023 and 2022 was $649 and $476, respectively.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines the Company experienced, it qualified for approximately $2,000 of ERC during the year ended December 31, 2021. The Company believes that it has complied with the ERC eligibility requirements, and as of December 31, 2022 and June 30, 2023, the balance of $2,000 is presented as ERC receivable in the accompanying balance sheets.

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

Sales of our DC generators to the telecommunications market continues to be the largest contributor to our net sales representing 97% and 96% of total net sales for the three and six months ended June 30, 2023, as compared to 99% for each of the three- and six-month periods in 2022. Our DC generators are primarily used as backup power for cellular sites. Our hybrid and DC solar hybrid power systems offer prime power for sites that have bad-grid or are off-grid. Our systems are available in diesel, natural gas, LPG / propane and renewable fuel formats, with diesel, natural gas and propane gas being the predominant formats.

We experienced a significant increase in sales of our DC generators to telecommunications customers in international markets during the three and six months ended June 30, 2023, as compared to the same periods in 2022. Sales to telecommunications customers in international markets represented 29% and 28% for the three and six months ends June 30, 2023, as compared to 2% and 1% of our total net sales for the same periods in 2022. We have several telecommunications customers in the south pacific region purchasing our DC generators to develop the telecommunications infrastructure in this region. During the second quarter of 2022, we received purchase orders from our largest telecommunications customer in the South Pacific Islands totaling $6.2 million for our DC power generators for off-grid applications to supply rural areas with broadband services. As of June 30, 2023, we shipped all but two generators of the $6.2 million order.

We believe the implementation and ongoing development of 5G networks along with programs to develop the telecommunications infrastructure in rural and underdeveloped countries will continue to fuel our growth in the telecommunications market over the next five to ten years.

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

Impact of COVID-19 and Inflation

COVID-19. The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. During the three and six months ended June 30, 2023, supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems negatively affected our manufacturing productivity levels. Labor shortages resulted in excess overtime for the existing labor force and a reduction in engineering projects. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

Inflation. The continuing impact of the COVID-19 pandemic, higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2022 and may continue to impact its business in 2023. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Recent Business Events

In September 2022, we renewed our master service agreement with our largest customer, a U.S. Tier1 telecommunications customer. The agreement included price adjustments to our products which we believe will help offset the effects of inflation and improve our margins. For the three and six months ended June 30, 2023, 49% of our total net sales in each period were derived from our largest customer and 51% of our total backlog as of June 30, 2023 are purchase orders from our largest customer.

Our sales backlog as of June 30, 2023 was $5,936, of which our telecommunications customers in the U.S. accounted for 66%, telecommunications customers outside the U.S. accounted for 23%, customers in military markets accounted for 6%, customers in the marine markets accounted for 2%, and customers in other markets accounted for 3%.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that impacted our condensed financial statements and related notes included herein.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2023 were $5,587, which represents a 31% increase in net sales as compared to $4,274 for the three months ended June 30, 2022. Our net sales for the six months ended June 30, 2023 were $9,777, which represents a 22% increase in net sales as compared to $7,983 for the same period in 2022.

Supply chain constraints continue to affect timely delivery of raw materials required to complete our DC power systems. Approximately $900 or 37 DC generators of expected shipments for the quarter ended June 30, 2023 were postponed to the second half of 2023 due to parts shortages. We also continue to experience challenges sourcing qualified engineers, which negatively affects the rate we design or customize new customer orders.

We continue to increase sales of our DC generators to customers in international markets. Sales of our DC generators to customers in international markets represented 29% and 28% of our total net sales for the three and six months ended June 30, 2023, as compared to 2% and 1% during the same periods in 2022. Orders from customers in international markets represented 25% of our total backlog as of June 30, 2023.

Our total backlog as of June 30, 2023, was $5,936, of which telecommunications customers in the U.S. represented 66%, telecommunications customers in international markets represented 23%, customers in the marine market represented 2%, customers in the military market represented 6%, and customers in other markets represented 3%.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2023 (unaudited)	2022 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2023	2022
Net sales	$5,587	$4,274	$1,313	31%	100.0%	100.0%
Cost of sales	4,112	3,213	(899)	(28)%	73.6%	75.2%
Gross profit	1,475	1,061	414	39%	26.4%	24.8%
Sales and marketing expenses	310	400	90	23%	5.5%	9.4%
Research and development expenses	338	350	12	3%	6.0%	8.2%
General and Administrative expenses	1,137	1,036	(101)	(10)%	20.4%	24.2%
Total operating expenses	1,785	1,786	1	—%	31.9%	41.8%
Loss from operations	(310)	(725)	415	57%	(5.5)%	(17.0)%
Interest and finance costs	(126)	(14)	(112)	(800)%	(2.3)%	(0.4)%
Other income (expense), net	—	—	—	—%	—%	—%
Net loss	$(436)	$(739)	$303	41%	(7.8)%	(17.3)%

Net Sales. Net sales increased $1,313, or 31%, to $5,587 for the three months ended June 30, 2023, as compared to $4,274 for the same period in 2022. The increase in sales was primarily due to an increase in sales of our DC generators to domestic and international telecommunications customers. For the three months ended June 30, 2023, sales to our largest telecommunication customers in the U.S. accounted for 49% of our total net sales, and our second largest customer being a telecommunications customer in the South Pacific Islands represented 26% of our total net sales. For the same period in 2022, 88% of our total net sales were generated from our largest U.S. telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 68% of our total net sales for the three months ended June 30, 2023, as compared to 97% for the same period in 2022. Our international sales represented 29% of our total net sales for the three months ended June 30, 2023, as compared to 2% in international sales in the same period in 2022.

Cost of Sales. Cost of sales during the three months ended June 30, 2023 increased by $899, or 28%, to $4,112, as compared to $3,213 during the same period in 2022. Of the $899 increase in cost of sales, 55% was attributed to an increase in material cost related to a more complex and diverse product mix, 29% was attributed to an increase in overhead cost primarily affected by an increase in rent starting in March 2023, and 16% attributed to an increase in labor cost. Cost of sales as a percentage of net sales during the three months ended June 30, 2023 decreased to 73.6% as compared to 75.2% in the same period in 2022 primarily as a result of improved manufacturing productivity and utilization of $173 of inventory previously written off in 2020 as obsolete inventory.

Gross Profit. We had a gross profit of $1,475 for the three months ended June 30, 2023, which is an improvement of $414 or 39%, as compared to gross profit of $1,061 during the same period in 2022. The increase in gross profit for the three months ended June 30, 2023 was primarily a result of improved labor efficiencies in manufacturing and utilization of $173 of previously written off obsolete inventory. Our gross profit as a percentage of net sales was 26.4% for the quarter ended June 30, 2023, as compared to a gross profit as a percentage of net sales of 24.8% in the same period in 2022.

Sales and Marketing Expenses. During the three months ended June 30, 2023, sales and marketing expenses decreased by $90, or 23%, to $310, as compared to $400 during the same period in 2022. The decrease was attributable to a decrease in sales and sales support staff.

Research and Development Expenses. During the three months ended June 30, 2023, research and development expenses decreased by $12, or 3%, to $338, as compared to $350 during the same period in 2022. The decrease was primarily due to a decrease in R&D support staff during the three months ended June 30, 2023 as compared to the same period in 2022. Our research and development efforts during the second quarter of 2023 primarily focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system, and on product design and customization for our international customers including solar hybrid power systems and mobile EV chargers. We plan to recruit additional engineers during the second half of 2023 to support our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $101, or 10%, to $1,137 during the three months ended June 30, 2023, as compared to $1,036 during same period in 2022. The increase in general and administrative expenses during the three months ended June 30, 2023 was primarily due to an increase in general and administrative staff and an increase in rent expense that that took effect in March 2023.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2023 was $126, as compared to $14 during the same period in 2022. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. As a result of the factors identified above, we reported net loss of $436, or $(0.03) per basic and diluted share, for the three months ended June 30, 2023, as compared to net loss of $739, or $(0.06) per basic and diluted share, for the same period in 2022.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2023 (unaudited)	2022 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2023	2022
Net sales	$9,777	$7,983	$1,794	22%	100.0%	100.0%
Cost of sales	7,548	6,017	(1,531)	(25)%	77.2%	75.4%
Gross profit	2,229	1,966	263	13%	22.8%	24.6%
Sales and marketing expenses	642	805	163	20%	6.6%	10.1%
Research and development expenses	684	826	142	17%	7.0%	10.3%
General and Administrative expenses	2,248	2,167	(81)	(4)%	23.0%	27.1%
Total operating expenses	3,574	3,798	224	6%	36.6%	47.6%
Loss from operations	(1,345)	(1,832)	487	27%	(13.8)%	(22.9)%
Interest and finance costs	(204)	(27)	(177)	(656)%	(2.1)%	(0.3)%
Other income (expense), net	—	—	—	—%	0.0%	0.0%
Net loss	$(1,549)	$(1,859)	$310	17%	(15.8)%	(23.3)%

Net Sales. Net sales increased $1,794, or 22%, to $9,777 for the six months ended June 30, 2023, as compared to $7,983 for the same period in 2022. The increase in sales was primarily due to an increase in sales of our DC generators to domestic and international telecommunications customers. For the six months ended June 30, 2023, sales to our largest telecommunication customers in the U.S. accounted for 49% of our total net sales, and our second largest customer being a telecommunications customer in the South Pacific Islands represented 26% of our total net sales. For the same period in 2022, 89% of our total net sales were generated from our largest U.S. telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 68% of our total net sales for the six months ended June 30, 2023, as compared to 98% for the same period in 2022. Our international sales represented 28% of our net sales for the six months ended June 30, 2023, as compared to 1% in international sales in the same period in 2022.

Cost of Sales. Cost of sales during the six months ended June 30, 2023 increased by $1,531, or 25%, to $7,548, as compared to $6,017 during the same period in 2022. Of the $1,531 increase in cost of sales, 49% was attributed to an increase in material cost related to a more complex and diverse product mix, 20% was attributed to an increase in overhead cost primarily affected by an increase in rent starting in March 2023, and 32% attributed to an increase in labor cost related to extended overtime expense during the first six months of 2023. Cost of sales as a percentage of net sales during the six months ended June 30, 2023 increased to 77.2%, as compared to 75.4% in the same period in 2022 as a result of improvements in overhead absorption and labor efficiencies. During the six-month period ended June 30, 2023, we utilized $195 in inventories previously written-down in 2020 to zero net realizable value.

Gross Profit. Gross profit during the six months ended June 30, 2023 increased by $263, or 13%, to gross profit of $2,229, as compared to gross profit of $1,966 during the same period in 2022. Our gross profit as a percentage of net sales was 22.8% for the six months ended June 30, 2023, as compared to 24.6% in the same period in 2022. The increase in gross profit was primarily a result of improved labor efficiencies in manufacturing and utilization of $195 of previously written off obsolete inventory.

Sales and Marketing Expenses. During the six months ended June 30, 2023, sales and marketing expenses decreased by $163, or 20%, to $642, as compared to $805 during the same period in 2022. The decrease was attributable to a decrease in sales and sales support staff. We plan to expand our marketing efforts to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the six months ended June 30, 2023, research and development expenses decreased by $142, or 17%, to $684, as compared to $826 during the same period in 2022. The decrease was primarily due to a decrease in R&D support staff during the six months ended June 30, 2023, as compared to the same period in 2022. Our research and development efforts during 2023 focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system, and on product design and customization for our international customers including solar hybrid power systems and mobile EV chargers. We plan to recruit additional engineers during the second half of 2023 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $81, or 4%, to $2,248 during the six months ended June 30, 2023, as compared to $2,167 during same period in 2022. The increase in general and administrative expenses during the six months ended June 30, 2023 was primarily due to an increase in general and administrative staff and an increase in rent expense that that took effect in March 2023.

Interest and Finance Costs. Interest and finance costs for the six months ended June 30, 2023 was $204, as compared to $27 during the same period in 2022, an increase of $177. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. For the six months ended June 30, 2023, we incurred net loss of $1,549, or $(0.12) per basic and diluted share, as compared to net loss of $1,859, or $(0.15) per basic and diluted share for the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2023, we funded our operations primarily from cash on hand. As of June 30, 2023, we had working capital of $15,391, as compared to working capital of $17,367 at December 31, 2022. This $1,976 decrease in working capital is primarily attributable to $81 increase in cash and cash equivalents resulting from net cash of $2,804 used in operating activities, and net cash of $194 used in investing activities, and net cash of $3,079 from financing activities.

On June 30, 2023 and December 31, 2022, our net trade receivables totaled $3,718 and $2,230, respectively. On June 30, 2023, $2,718 (73%), 440 (12%), and $354 (10%) represented the three largest open customer account balances, while $2,006 (90%) and $119 (5%) represented the two largest open customer account balances on December 31, 2022.

At December 31, 2022, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2022 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. As of June 30, 2023, the ERC is still being processed by the IRS.

Our available capital resources on June 30, 2023 consisted primarily of $292 in cash and cash equivalents, as compared to $211 as of December 31, 2022. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

The Loan Agreement, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. The aggregate amount of the outstanding advances under the revolving credit facility were initially limited to $4,000. On May 25, 2023, we executed the Fourth Modification to Loan and Security Agreement to amend the amount of available advances under the Loan Agreement such that the aggregate amount of the outstanding advances under the revolving credit facility may not be greater than $6,000 and raised the concentration percentage applicable to certain Tier-1 telecommunication customers from 50% to 75% in the definition of eligible accounts.

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

We have an outstanding balance of $4,927 under the Loan Agreement at June 30, 2023. As of June 30, 2023, we had availability under the Loan Agreement of $71 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(2,804)	$(2,311)
Investing Activities	(194)	(15)
Financing Activities	3,079	(119)
Net increase (decrease) in cash	$81	$(2,445)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $2,804 as compared to net cash used in operating activities of $2,311 for the same period in 2022. This increase in net cash used in 2023 was primarily due to a net loss of $1,549, an increase in accounts receivable of $1,488, an increase in inventory of $2,229, a decrease in prepaid expenses of $1,579, and an increase in accounts payable of $1,199.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $194, as compared to net cash used in investing activities of $15 for the same period in 2022. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash from financing activities totaled $3,079 for the six months ended June 30, 2023, as compared to $119 used by financing activities during the same period in 2022. This cash provided was primarily borrowings from the line of credit with Pinnacle Bank.

Backlog

As of June 30, 2023, we had a sales backlog of $5,936. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2023 was comprised of the following elements: 89% in purchases of DC power systems by telecommunications customers, 6% in purchases from customers in the military market, 3% in purchases from customers in the marine market, and 2% in purchases by customers from other markets. Of the total backlog, 75% of the purchases are from customers in the U.S. and 25% from customers in international markets. We believe the majority of our backlog will be shipped within the next twelve months. Due to overall shortage of commodities worldwide caused by COVID, our largest customers have placed orders with delivery dates up to nine months in the future. We believe this provides us better control on operational efficiencies and inventory management. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rising inflation in the economies in which we operate may adversely affect our operating margins and our results of operation.

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment has, we believe, has impacted the Company’s business in 2022 and may continue to impact its business in 2023, including as a result of increased energy costs, as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve has been steadily increasing its benchmark interest rate since March 2022 and has signaled that additional rate increases will continue in 2023. It is possible that increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

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

We have incurred significant losses in the past. For the quarter ended June 30, 2023, we incurred net loss of approximately $1,549. For the years ended December 31, 2022 and 2021, we incurred consolidated net losses of approximately $5,584 and $1,414, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Perkins Engines Company Limited (“Perkins”). Engines from Yanmar, Toyota, and Perkins represented 53%, nil, and 36% of our total engines sold as a component of our DC power systems during the three months ended June 30, 2023, respectively, and represented approximately 73%, nil, and 12% of our total engines sold as components of our DC power systems during the same period in 2022, respectively. Engines from Yanmar, Toyota, and Perkins represented 58%, 1%, and 34% of our total engines sold as a component of our DC power systems during the six months ended June 30, 2023, respectively, and represented approximately 84%, nil, and 6% of our total engines sold as components of our DC power systems during the same period in 2022, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In March 2022, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended June 30, 2023 and 2022, our sales to international customers accounted for 29% and 2%, respectively, of total revenue. During the six months ended June 30, 2023 and 2022, our sales to international customers accounted for 28% and 1%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of June 30, 2023, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: August 14, 2023	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

