Form 10-Q
period 2023-09-30
Polar Power, Inc.
filed 2023-11-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 14, 2023 was 12,961,612.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$296	$211
Accounts receivable	1,582	2,230
Inventories, net	19,155	15,460
Prepaid expenses	942	2,629
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	24,762	23,317

Other assets:
Operating lease right-of-use assets, net	3,103	240
Property and equipment, net	423	538
Deposits	108	93

Total assets	$28,396	$24,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,988	$230
Customer deposits	1,720	2,126
Accrued liabilities and other current liabilities	1,178	1,231
Operating lease liabilities, current portion	1,045	268
Notes payable-related party	233	—
Notes payable, current portion	88	211
Line of credit	5,194	1,884

Total current liabilities	11,446	5,950

Notes payable, net of current portion	—	57
Operating lease liabilities, net of current portion	2,162	—

Total liabilities	13,608	6,007

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 12,967,027 shares issued and 12,949,550 shares outstanding on September 30, 2023, and 12,967,027 shares issued and 12,949,550 shares outstanding on December 31, 2022	1	1
Additional paid-in capital	37,331	37,331
Accumulated deficit	(22,504)	(19,111)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	14,788	18,181

Total liabilities and stockholders’ equity	$28,396	$24,188

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$1,911	$1,707	$11,688	$9,690
Cost of Sales	2,019	1,954	9,566	7,971
Gross profit (loss)	(108)	(247)	2,122	1,719

Operating Expenses
Sales and marketing	274	328	917	1,134
Research and development	299	319	983	1,145
General and administrative	992	1,482	3,240	3,648
Total operating expenses	1,565	2,129	5,140	5,927

Loss from operations	(1,673)	(2,376)	(3,018)	(4,208)

Other income (expenses)
Interest expense and finance costs	(171)	(12)	(375)	(39)
Other income (expense), net	—	7	—	7
Total other income (expenses), net	(171)	(5)	(375)	(32)

Net loss	$(1,844)	$(2,381)	$(3,393)	$(4,240)

Net loss per share – basic and diluted	$(0.14)	$(0.19)	$(0.26)	$(0.33)
Weighted average shares outstanding, basic and diluted	12,949,550	12,848,466	12,949,550	12,967,027

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended September 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,660)	$(40)	$16,632
Net loss	—	—	—	(1,844)	—	(1,844)
Balance, September 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(22,504)	$(40)	$14,788

Nine months ended September 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Net loss	—	—	—	(3,393)	—	(3,393)
Balance, September 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(22,504)	$(40)	$14,788

Three months Ended September 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2022 (unaudited)	12,805,680	$1	$36,816	$(15,386)	$(40)	$21,391
Stock-based compensation	161,347	—	515	—	—	515
Net loss	—	—	—	(2,381)	—	(2,381)
Balance, September 30, 2022 (unaudited)	12,967,027	$1	$37,331	$(17,767)	(40)	$19,525

Nine months ended September 30, 2022

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2021	12,805,680	$1	$36,816	$(13,527)	$(40)	$23,250
Stock-based compensation	161,347	—	515	—	—	515
Net loss	—	—	—	(4,240)	—	(4,240)
Balance, September 30, 2022 (unaudited)	12,967,027	$1	$37,331	$(17,767)	$(40)	$19,525

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,393)	$(4,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	387
Stock-based compensation to officers, employees and consultants	—	515
Changes in operating assets and liabilities
Accounts receivable	648	3,027
Inventories	(3,695)	(6,608)
Prepaid expenses	1,687	(322)
Deposits	(15)	—
Operating lease right-of-use asset	(2,863)	503
Accounts payable	1,758	97
Customer deposits	(406)	2,672
Accrued expenses and other current liabilities	(53)	(27)
Operating lease liability	2,939	(536)
Net cash used in operating activities	(3,084)	(4,532)

Cash flows from investing activities:
Acquisition of property and equipment	(194)	(25)
Net cash used in investing activities	(194)	(25)

Cash flows from financing activities:
Proceeds from advances from credit facility	3,310	—
Proceeds from notes payable, related party	233	—
Repayment of notes payable	(180)	(181)
Net cash provided by (used in) financing activities	3,363	(181)

Increase (decrease) in cash and cash equivalents	85	(4,738)
Cash and cash equivalents, beginning of period	211	5,101
Cash and cash equivalents, end of period	$296	$363

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Liquidity

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company recorded a net loss of $3,393 and used cash in operations of $3,084. The Company’s management evaluated whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Notwithstanding the net loss for the nine-month period ended September 30, 2023, management concluded that the Company will have adequate cash flow from operations and available line of credit in 2023 and 2024 so that it is probable that the Company will be able to fund its current operating plan and satisfy its liquidity requirements within one year from the date the Company’s September 30, 2023 financial statements are issued.

As of September 30, 2023, the Company had a cash balance of $296, with borrowing capacity of $119, stockholders’ equity of $14,788, and working capital of $13,316. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of COVID-19 and Inflation

COVID-19. The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. During the three and nine months ended September 30, 2023, supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems negatively affected our manufacturing productivity levels. Labor shortages resulted in excess overtime for the existing labor force and a reduction in engineering projects. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2022 and 2021 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023. These financial statements should be read in conjunction with that report.

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

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
DC power systems	$1,611	$1,659
Engineering & Tech Support Services	200	28
Accessories	100	20
Total net sales	$1,911	$1,707

	Nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
DC power systems	$11,131	$9,474
Engineering & Tech Support Services	254	105
Accessories	303	111
Total net sales	$11,688	$9,690

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Telecom	$1,827	$1,538
Government/Military	2	2
Marine	60	140
Other (backup DC power to various industries)	22	27
Total net sales	$1,911	$1,707

	Nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Telecommunications	$11,222	$9,435
Government/Military	330	31
Marine	88	157
Other (backup DC power to various industries)	48	67
Total net sales	$11,688	$9,690

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$1,883	$1,590
Canada	16	35
South Pacific Islands	8	—
Other Asia Pacific	4	—
Europe and Middle East	—	82
Total net sales	$1,911	$1,707

	Nine months ended
	September 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$8,894	$9,460
Canada	178	49
South Pacific Islands	2,582	49
Japan	—	10
Other Asia Pacific	8	24
Europe and Middle East	—	98
Africa	26	—
Total net sales	$11,688	$9,690

For the three-months ended September 30, 2023 and 2022, international sales totaled $28 and $117 respectively. For the nine-months ended September 30, 2023 and 2022, international sales totaled $2,794 and $230 respectively.

Inventories

As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

	September 30, 2023	December 31,
	(unaudited)	2022

Raw materials	$15,580	$12,277
Finished goods	3,575	3,183
Total Inventories	$19,155	$15,460

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. For the nine-months ended September 30, 2023 and 2022, there were no write-downs of inventory.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of September 30, 2023 and December 31, 2022, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2023 (unaudited)	December 31, 2022
Balance at beginning of the period	$600	$600
Payments	(384)	(508)
Provision for warranties	384	508
Balance at end of the period	$600	$600

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

Cash denominated in Australian Dollars with a U.S. Dollar equivalent of $14 and $8 at September 30, 2023 and December 31, 2022, respectively, was held in an account at a financial institution located in Australia. Cash denominated in Romanian Leu with a U.S. Dollar equivalent of $1 and $23 at September 30, 2023 and December 31, 2022, respectively, was held in an account at a financial institution located in Romania.

Revenues. For the three months ended September 30, 2023, 65% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. For the three months ended September 30, 2022, 87% of revenues were generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended September 30, 2023 and September 30, 2022, sales to telecommunications customers accounted for 96% and 90% of total revenues, respectively. For the three months ended September 30, 2023 and September 30, 2022, sales to international customers accounted for 1% and 7%, of total revenue, respectively.

For the nine months ended September 30, 2023, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 52% of total revenues, and 22% of revenue was generated from the Company’s second largest customer, a telecommunications customer outside the U.S. For the same period in 2022, sales to the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S., accounted for 88%. There was no other revenue from customers in excess of 10% of revenues in either period. For the nine months ended September 30, 2023 and September 30, 2022, sales to telecommunications customers accounted for 96% and 97% of total revenues, respectively. For the nine months ended September 30, 2023 and September 30, 2022, sales to international customers accounted for 24% and 2%, of total revenue, respectively.

Accounts receivable. At September 30, 2023, the two largest accounts receivable from the Company’s customers represented 79% and 10%, of the Company’s total accounts receivable. At December 31, 2022, the Company’s two largest receivable accounts represented 74% and 15% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2023 or December 31, 2022.

Accounts payable. At September 30, 2023, accounts payable to the Company’s three largest vendors represented 34%, 13% and 6%, of the Company’s accounts payable. On December 31, 2022, the three largest accounts payable accounts to the Company’s vendors represented 51%, 3%, and 3%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Options	140,000	140,000
Warrants	24,122	24,122
Total	164,122	164,122

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2023	December 31,
	(Unaudited)	2022
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,565	3,371
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,494	4,300
Less: accumulated depreciation and amortization	(4,071)	(3,762)
Property and equipment, net	$423	$538

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2023 and 2022 was $82 and $124, respectively. During the three months ended September 30, 2023 and 2022, $79 and $119, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2023 and 2022 was $309 and $387, respectively. During the nine months ended September 30, 2023 and 2022, $298 and $374, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

In May 2023, the Company issued a note payable to its Chief Executive Officer for $160. The note is unsecured, due April 25, 2024, and bears interest at 1% per annum. In August 2023, the Company issued another note payable to its Chief Executive Officer in the amount of $73, bearing interest at 1% per annum, due July 17, 2024. Both notes were made to support operations during periods when funding from other sources reached low levels.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2023	December 31,
	(Unaudited)	2022
Notes payable	$88	$268
Less current portion	(88)	(211)
Notes payable, long term	$—	$57

In 2018 and 2019, the Company entered into five financing agreements for the purchase of equipment. The financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 3.4% to 5.0% per annum and secured by the purchased equipment. The aggregate monthly payments of principal and interest of the outstanding notes payable as of September 30, 2023 is approximately $8 and are due through June 2024.

NOTE 5 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (as amended from time to time, the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). At September 30, 2023, the outstanding balance under the line of credit was $5,194 and the Company had availability under the line of credit of $119. The Loan Agreement initially expired on September 30, 2022, and on November 3, 2022, the Loan Agreement was amended to expire on September 30, 2024.

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

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at September 30, 2023 and 8.75% at December 31, 2022). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at September 30, 2023 and 9.75% at December 31, 2022).

On April 13, 2023, the Company entered into a Third Modification to the Loan Agreement under which the Company and Pinnacle agreed to add a new section which provides for Pinnacle to lend the Company up to $146 collateralized by certain equipment. At September 30, 2023, the outstanding balance under this section of the Loan Agreement was $122 and is included in the total outstanding balance of $5,194.

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

On September 5, 2023, the Company entered into a Fifth Modification to the Loan Agreement under which the parties (a) extend the 90-day period on AT&T accounts receivable to 120 days; (b) increase the lesser of (i) 35% of the lower of cost or wholesale market value of certain inventory of the Company or (ii) $2.5 million to the lessor of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million; (c) increase the aggregate advance limit under the credit facility from $6.0 million to $7.5 million; and (e) among other items, charge a fee of $23, 1.5% of the $1.5 million increase in the inventory advance limit, plus a $1 document fee, to Pinnacle, as conditions precedent to the Fifth Modification.

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of September 30, 2023.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2022	140,000	$5.22
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, September 30, 2023 (unaudited)	140,000	$5.22
Exercisable, September 30, 2023 (unaudited)	140,000	$5.22

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At September 30, 2023, and December 31, 2022, the Company had total outstanding options exercisable into 140,000 shares of the Company’s common stock. The options are fully vested, with exercise prices ranging from $4.84 to $5.60. 30,000 options expire in December 2027 and the remaining 110,000 options expire in April 2028.

The outstanding options had no intrinsic value at September 30, 2023.

NOTE 7 – STOCK WARRANTS

At September 30, 2023, warrant shares outstanding were as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	24,122	$3.13
Issued	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, September 30, 2023 (unaudited)	24,122	$3.13
Exercisable, September 30, 2023 (unaudited)	24,122	$3.13

At September 30, 2023, and December 31, 2022, the Company had outstanding warrants exercisable into 24,122 shares of the Company’s common stock. The warrants were issued in connection with a July 2020 private placement of shares of the Company’s common stock. The warrants have an exercise price of $3.13 per share and expire in July 2025.

There was no intrinsic value of the outstanding and exercisable warrants at September 30, 2023.

NOTE 8 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office facilities. The first lease, originally signed in 2019, expired in February 2023. In January 2023, the Company signed an amendment to the first lease and extended the first lease for three years commencing March 1, 2023 to February 28, 2026. Lease payments for the amended first lease total $2,596, with monthly lease payments ranging from $58 beginning in March 2023, to $74 beginning in March 2024, to $84 from March 2025 to February 2026. The lease amendment to the first operating lease was considered a new lease agreement and as a result, the Company recognized an operating lease right-of-use asset and related operating lease liability of $2,392.

The Company’s second operating lease, originally signed in 2018, expired in August 2023. In May 2023, the Company signed an amendment to the second lease and extended the second lease for three years commencing September 1, 2023 to August 31, 2026. Lease payments for the amended second lease will total $1,300, with monthly lease payments ranging from $31 beginning in September 2023, to $37 beginning in September 2024, to $41 from September 2025 to August 2026. The lease amendment to the second operating lease is also considered a new lease agreement and as a result, the Company recognized an operating lease right-of-use asset and related operating lease liability of approximately $1,184 upon commencement of the new term.

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Lease Cost
Operating lease cost (of which $327 is included in general and administration and $686 is included in cost of sales in the Company’s statement of operations for the nine months ended September 30, 2023, and $275 and $451 for the same period in 2022, respectively)	$1,013	$726

Other Information
Weighted average remaining lease term – operating leases (in years)	2.7	0.7
Average discount rate – operating leases	5.13%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2023	At September 30, 2022
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $409 and $2,406, respectively	$3,103	$411

Short-term operating lease liabilities	$1,045	$453
Long-term operating lease liabilities	2,162	—
Total operating lease liabilities	$3,207	$453

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2023 (remaining 3 months)	$267
2024	1,250
2025	1,446
2026	496
Total lease payments	3,459
Less: Imputed interest/present value discount	(252)
Present value of lease liabilities	$3,207

Rent expense for the nine months ended September 30, 2023 and 2022 was $1,023 and $726, respectively.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines the Company experienced, it qualified for approximately $2,000 of ERC during the year ended December 31, 2021. The Company believes that it has complied with the ERC eligibility requirements, and as of December 31, 2022 and September 30, 2023, the balance of $2,000 is presented as ERC receivable in the accompanying balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

On November 3, 2023, the Company entered into a Warrant Exchange Agreement (the “Agreement”) with entities affiliated with Empery Asset Management, LP (the “Empery Entities”), who are holders of the Company’s outstanding warrants (the “Warrants”) to purchase an aggregate of 24,122 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which Warrants were originally issued on July 8, 2020. Pursuant to the Agreement, the Company issued an aggregate of 12,062 shares of Common Stock to the Empery Entities in exchange for the surrender and cancellation of the Warrants held by the Empery Entities (which Warrants represent all outstanding Warrants of the Company) on November 9, 2023. Upon issuance of such shares and cancellation of the Warrants, the Company no longer has any Warrants outstanding.

On November 1, 2023, the Company issued another note payable to its Chief Executive Officer in the amount of $28, bearing interest at 1% per annum, due October 31, 2024. The note was made to support operations during periods when funding from other sources reached low levels.

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

Sales of our DC generators to the telecommunications market continues to be the largest contributor to our net sales representing 96% of total net sales for the three months ended September 30, 2023, as compared to 90% for the same period in 2022. Sales to customers in the telecommunications market represented 96% and 97% for the nine months ended September 30, 2023 and 2022, respectively. Our DC generators are primarily used as backup power for cellular sites. Our hybrid and DC solar hybrid power systems offer prime power for sites that have bad-grid or are off-grid. Our systems are available in diesel, natural gas, LPG / propane and renewable fuel formats, with diesel, natural gas and propane gas being the predominant formats.

We continued to make progress on numerous growth objectives including diversification of our customer base and markets. This strategy has provided us with 21% growth this year and as a result reduced our losses due to improved overhead absorption. This year we experienced an increase in the number of customers purchasing our DC generators and an increase in net sales to customers in international markets. During the three months ended September 30, 2023, we sold DC generators to 17 customers, as compared to 6 during the same period in 2022. During the nine-month period ending September 30, 2023, we sold DC generators to 31 customers, as compared to 14 during the same period in 2022. Year-to-date, sales to customers in international markets represented 24% of the total sales compared to 2% for the same period in 2022.

We launched our prime power DC generators incorporating the Toyota 1KS engines optimized for propane, natural gas, and extremely long operational life. We believe that with the increasing installation restrictions on small diesel engines along with their limited availability due to stringent EPA regulations will force a change to natural gas and propane (LPG) generators. LPG and natural gas are lower in cost than diesel fuel in many areas throughout the world. Our new LPG and natural gas generators will provide strong opportunities for growth and diversification in line with our long-term plan.

We also started deliveries of our Summit Series, 27 kW diesel fuel DC generators to the U.S. 5G telecommunications market. Our US Tier-1 telecommunications customers are in the process of upgrading 15 kW and 20 kW generators to the 27 kW to meet the increased power requirements for 5G.

At the international level, we have several telecommunications customers in the south pacific region purchasing our DC generators to develop the telecommunications infrastructure in this region. We believe the implementation and ongoing development of 5G networks along with programs to develop the telecommunications infrastructure in rural and underdeveloped countries will continue to fuel our growth in the telecommunications market over the next five to ten years.

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

Impact of COVID-19 and Inflation

COVID-19. The COVID-19 pandemic has negatively impacted business and industries all over the world since March 2020. The pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. During the three and nine months ended September 30, 2023, supply chain constraints that affected timely delivery of raw materials required to complete our DC power systems negatively affected our manufacturing productivity levels. Labor shortages during the first nine months of this year resulted in excess overtime for the existing labor force and a reduction in engineering projects. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

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

Recent Business Events

Our sales backlog as of September 30, 2023 was $5,121, of which our telecommunications customers in the accounted for 90%, customers in military markets accounted for 7%, customers in the marine markets accounted for 2%, and customers in other markets accounted for 1%.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2023 were $1,911, which represents a 12% increase in net sales as compared to $1,707 for the three months ended September 30, 2022. Our net sales for the nine months ended September 30, 2023 were $11,688, which represents a 21% increase in net sales as compared to $9,690 for the same period in 2022.

Our strategy to diversify our customer base continues to yield positive results. We continue to see an increase in the number of customers purchasing our DC generators and an increase in sales to customers in international markets. During the three months ended September 30, 2023, we sold DC generators to 17 customers, as compared to 6 during the same period in 2022. During the nine-month period ending September 30, 2023, we sold DC generators to 31 customers, as compared to 14 during the same period in 2022.

During the three months ended September 30, 2023, we experienced a decrease in revenue quarter-over quarter due to unanticipated rescheduling of $2.8 million in deliveries to our largest telecommunications customers. These orders remain part of our backlog as of September 30, 2023, and are expected to be delivered to customers within the following two quarters.

Our total backlog as of September 30, 2023, was $5,121, of which telecommunications customers in the U.S. represented 62%, telecommunications customers in international markets represented 28%, customers in the marine market represented 2%, customers in the military market represented 7%, and customers in other markets represented 1%.

For the remainder of this year, we plan to continue to expand our customer base in all market segments by promoting our DC power systems. We are scheduled to showcase our LPG and natural gas DC power systems at the 35th World LPG Forum held in Rome in November 2023. We also anticipate that our sales will increase as we overcome supply chain and labor issues. In anticipation, we have purchased a large number of engines to meet anticipated demand.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2023	2022	Favorable	Favorable
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2023	2022
Net sales	$1,911	$1,707	$204	12%	100.0%	100.0%
Cost of sales	2,019	1,954	(65)	(3)%	105.7%	114.5%
Gross loss	(108)	(247)	139	56%	(5.7)%	(14.5)%
Sales and marketing expenses	274	328	54	16%	14.3%	19.2%
Research and development expenses	299	319	20	6%	15.6%	18.7%
General and Administrative expenses	992	1,482	490	33%	51.9%	86.8%
Total operating expenses	1,565	2,129	564	26%	81.9%	124.7%
Loss from operations	(1,673)	(2,376)	703	30%	(87.5)%	(139.2)%
Interest and finance costs	(171)	(12)	(159)	(1,325)%	(8.9)%	(0.7)%
Other income (expense), net	—	7	(7)	100%	—%	0.4%
Net loss	$(1,844)	$(2,381)	$537	23%	(96.5)%	(139.5)%

Net Sales. Net sales increased $204, or 12%, to $1,911 for the three months ended September 30, 2023, as compared to $1,707 for the same period in 2022. The increase in sales was primarily due to an increase in customers purchasing our DC generators and increase in sales of our DC generators to domestic telecommunications customers. For the three months ended September 30, 2023, sales to our largest telecommunication customers in the U.S. accounted for 65% of our total net sales. For the same period in 2022, 87% of our total net sales were generated from our largest U.S. telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 95% of our total net sales for the three months ended September 30, 2023, as compared to 90% for the same period in 2022. Our international sales represented 1% of our total net sales for the three months ended September 30, 2023, as compared to 7% in international sales in the same period in 2022.

Cost of Sales. Cost of sales during the three months ended September 30, 2023 increased by $65, or 3%, to $2,019, as compared to $1,954 during the same period in 2022. The increase is primarily attributed to a slight increase in rent and labor expense when compared to the same period a year ago. Cost of sales as a percentage of net sales during the three months ended September 30, 2023 decreased to 105.7% as compared to 114.5% in the same period in 2022 primarily as a result of improvements in labor efficiencies gained on standard products.

Gross Loss. We had a gross loss of $108 for the three months ended September 30, 2023, which is an improvement of $139 or 56%, as compared to gross loss of $247 during the same period in 2022. The gross loss as a percentage of net sales was 5.7% for the quarter ended September 30, 2023, as compared to a gross loss as a percentage of net sales of 14.5% in the same period in 2022. The increase in gross margin was attributable to improved labor efficiencies gained on standard products.

Sales and Marketing Expenses. During the three months ended September 30, 2023, sales and marketing expenses decreased by $54, or 16%, to $274, as compared to $328 during the same period in 2022. The decrease was attributable to a decrease in sales support staff.

Research and Development Expenses. During the three months ended September 30, 2023, research and development expenses decreased by $20, or 6%, to $299, as compared to $319 during the same period in 2022. The decrease was primarily due to a decrease in R&D support staff during the three months ended September 30, 2023 as compared to the same period in 2022. Our research and development efforts during the third quarter of 2023 primarily focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system, and on product design and customization for our international customers including solar hybrid power systems and mobile EV chargers. We continue to search for qualified engineers to join our engineering team during the upcoming quarters to support our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $490, or 33%, to $992 during the three months ended September 30, 2023, as compared to $1,482 during same period in 2022. The decrease in general and administrative expenses during the three months ended September 30, 2023 was primarily due to stock-based compensation expense of $515 resulting from common stock awarded in August 2022 to its officers, employees and consultants as part of the Company’s Employee Retention Program. The award was not repeated in 2023.

Interest and Finance Costs. Interest expense for the three months ended September 30, 2023 was $171, as compared to $12 during the same period in 2022. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. As a result of the factors identified above, we reported net loss of $1,844 or $(0.14) per basic and diluted share, for the three months ended September 30, 2023, as compared to net loss of $2,381, or $(0.19) per basic and diluted share, for the same period in 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2023	2022	Favorable	Favorable
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2023	2022
Net sales	$11,688	$9,690	$1,998	21%	100.0%	100.0%
Cost of sales	9,566	7,971	(1,595)	(20)%	81.8%	82.3%
Gross profit	2,122	1,719	403	23%	18.2%	17.7%
Sales and marketing expenses	917	1,134	217	19%	7.8%	11.7%
Research and development expenses	983	1,145	162	14%	8.4%	11.8%
General and Administrative expenses	3,240	3,648	408	11%	27.7%	37.6%
Total operating expenses	5,140	5,927	787	13%	44.0%	61.2%
Loss from operations	(3,018)	(4,208)	1,190	28%	(25.8)%	(43.4)%
Interest and finance costs	(375)	(39)	(336)	(862)%	(3.2)%	(0.4)%
Other income (expense), net	—	7	(7)	(100)%	0.0%	0.1%
Net loss	$(3,393)	$(4,240)	$847	20%	(29.0)%	(43.8)%

Net Sales. Net sales increased $1,998, or 21%, to $11,688 for the nine months ended September 30, 2023, as compared to $9,690 for the same period in 2022. The increase in sales was primarily due to an increase in the number of customers purchasing our DC generators and an increase in sales of our DC generators to international telecommunications customers during the first two quarters of 2023. For the nine months ended September 30, 2023, sales to our largest telecommunication customers in the U.S. accounted for 52% of our total net sales, and our second largest customer being a telecommunications customer in the South Pacific Islands represented 22% of our total net sales. For the same period in 2022, 88% of our total net sales were generated from our largest U.S. telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 72% of our total net sales for the nine months ended September 30, 2023, as compared to 96% for the same period in 2022. Our international sales represented 24% of our net sales for the nine months ended September 30, 2023, as compared to 2% in international sales in the same period in 2022.

Cost of Sales. Cost of sales during the nine months ended September 30, 2023 increased by $1,595, or 20%, to $9,566, as compared to $7,971 during the same period in 2022. Cost of sales as a percentage of net sales during the nine months ended September 30, 2023 decreased to 81.8%, as compared to 82.3% in the same period in 2022 as a result of a slight improvement in overhead absorption and labor efficiencies.

Gross Profit. Gross profit during the nine months ended September 30, 2023 increased by $403, or 23%, to gross profit of $2,122, as compared to gross profit of $1,719 during the same period in 2022. Our gross profit as a percentage of net sales was 18.2% for the nine months ended September 30, 2023, as compared to 17.7% in the same period in 2022. The increase in gross profit was primarily a result of improved labor efficiencies in manufacturing and utilization of $323 of previously written off obsolete inventory.

Sales and Marketing Expenses. During the nine months ended September 30, 2023, sales and marketing expenses decreased by $217, or 19%, to $917, as compared to $1,134 during the same period in 2022. The decrease was attributable to a decrease in sales and sales support staff. We plan to expand our marketing efforts to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the nine months ended September 30, 2023, research and development expenses decreased by $162, or 14%, to $983, as compared to $1,145 during the same period in 2022. The decrease was primarily due to a decrease in R&D support staff during the nine months ended September 30, 2023, as compared to the same period in 2022. Our research and development efforts during 2023 focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system, and on product design and customization for our international customers including solar hybrid power systems and mobile EV chargers. We plan to recruit additional engineers during the following quarters to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $408, or 11%, to $3,240 during the nine months ended September 30, 2023, as compared to $3,648 during same period in 2022. The decrease in general and administrative expenses during the nine months ended September 30, 2023 was primarily due to stock-based compensation expense of $515 awarded in August 2022 to its officers, employees and consultants as part of the Company’s Employee Retention Program. The award was not repeated in 2023.

Interest and Finance Costs. Interest and finance costs for the nine months ended September 30, 2023 was $375, as compared to $39 during the same period in 2022, an increase of $336. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. For the nine months ended September 30, 2023, we incurred net loss of $3,393, or $(0.26) per basic and diluted share, as compared to net loss of $4,240, or $(0.33) per basic and diluted share for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2023, we funded our operations primarily from cash on hand. As of September 30, 2023, we had working capital of $13,316, as compared to working capital of $17,367 at December 31, 2022. This $4,051 decrease in working capital is primarily attributable to $85 increase in cash and cash equivalents resulting from net cash of $3,085 used in operating activities, and net cash of $194 used in investing activities, and net cash of $3,364 from financing activities.

On September 30, 2023 and December 31, 2022, our net trade receivables totaled $1,582 and $2,230, respectively. On September 30, 2023, $1,247 (79%), and $158 (10%) represented the two largest open customer account balances, while $2,006 (90%) and $119 (5%) represented the two largest open customer account balances on December 31, 2022.

At December 31, 2022, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2022 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. As of September 30, 2023, the ERC is still being processed by the IRS.

Our available capital resources on September 30, 2023 consisted primarily of $296 in cash and cash equivalents, as compared to $211 as of December 31, 2022. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

On September 5, 2023, the Company entered into a Fifth Modification to the Loan Agreement under which the parties (a) agreed to amend the amount of available advances under the Loan Agreement such that the aggregate amount of the outstanding advances under the revolving credit facility may not be greater than seven and a half million dollars ($7.5 million), (b) extended the standard of eligibility applicable to certain Tier-1 telecommunication customers from ninety (90) days to one hundred twenty (120) days of invoice date in the definition of eligible accounts, (c) increased the inventory advance rate from 35% to 40% of the aggregate eligible inventory value of eligible inventory, and (e) raised the inventory advance limit from two million dollars ($2.0 million) to four million dollars ($4.0 million).

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

We have an outstanding balance of $5,194 under the Loan Agreement at September 30, 2023. As of September 30, 2023, we had availability under the Loan Agreement of $119 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(3,084)	$(4,532)
Investing Activities	(194)	(25)
Financing Activities	3,363	(181)
Net increase (decrease) in cash	$85	$(4,738)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $3,084 as compared to net cash used in operating activities of $4,532 for the same period in 2022. This decrease in net cash used in 2023 was primarily due to a net loss of $3,393, a decrease in accounts receivable of $648, a decrease in prepaid expenses of $1,686, and an increase in accounts payable of $1,758.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $194, as compared to net cash used in investing activities of $25 for the same period in 2022. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash from financing activities totaled $3,363 for the nine months ended September 30, 2023, as compared to $181 used by financing activities during the same period in 2022. This cash provided was primarily borrowings from the line of credit with Pinnacle Bank.

Backlog

As of September 30, 2023, we had a sales backlog of $5,121. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at September 30, 2023 was comprised of the following elements: 90% in purchases of DC power systems by telecommunications customers, 7% in purchases from customers in the military market, 2% in purchases from customers in the marine market, and 1% in purchases by customers from other markets. Of the total backlog, 72% of the purchases are from customers in the U.S. and 28% from customers in international markets. We believe the majority of our backlog will be shipped within the next twelve months. Due to overall shortage of commodities worldwide caused by COVID, our largest customers have placed orders with delivery dates up to nine months in the future. We believe this provides us better control on operational efficiencies and inventory management. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and Hamas’ attack on Israel and the resulting war, are difficult to predict. The resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine, Israel, and the Gaza Strip may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is expected that interest rate hikes already announced by the FRB will continue to occur in 2023, but the amount, timing, and frequency of such increases are not fully known at this time. As a result of these conflicts, the threat of cyberattacks has increased which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

The continuation or escalation of events like the war in Russia-Ukraine war or the Hamas-Israel conflict may also disrupt business operations of our suppliers and/or customers, causing supply chain constraints or delayed spending by our customers. The full impact of the such events are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the quarter ended September 30, 2023, we incurred net loss of approximately $1,844. For the years ended December 31, 2022 and 2021, we incurred consolidated net losses of approximately $5,584 and $1,414, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

COVID-19 caused significant supply chain disruptions delaying the availability of key components used in our production. The standard leadtimes to source certain materials extended significantly. For example, leadtimes on certain engines prior to the pandemic was six months. After the pandemic, the leadtime to source such engines extended to twelve months. We believe it is important to carry high levels of inventory to provide just-in-time delivery of our product to customers. Therefore, we maintain high levels of inventory. As a result, we face a high level of inventory risk and may be required to write-off inventory in the future if our estimates regarding net realizable value are inaccurate, including our estimates regarding our inventory, or changes in customer demand for our products in an unforeseen manner, we may experience additional write-downs of our inventory.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Perkins Engines Company Limited (“Perkins”). Engines from Yanmar, Toyota, and Perkins represented 84%, 5%, and 11% of our total engines sold as a component of our DC power systems during the three months ended September 30, 2023, respectively, and represented approximately 13%, nil, and 55% of our total engines sold as components of our DC power systems during the same period in 2022, respectively. Engines from Yanmar, Toyota, and Perkins represented 58%, 1%, and 32% of our total engines sold as a component of our DC power systems during the nine months ended September 30, 2023, respectively, and represented approximately 68%, nil, and 15% of our total engines sold as components of our DC power systems during the same period in 2022, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In March 2022, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended September 30, 2023 and 2022, our sales to international customers accounted for 1% and 7%, respectively, of total revenue. During the nine months ended September 30, 2023 and 2022, our sales to international customers accounted for 24% and 2%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Raising additional capital, including through future sales and issuances of our common stock or the exercise of rights to purchase common stock pursuant to our equity incentive plan could result in additional dilution of the percentage ownership of our stockholders, could cause our share price to fall and could restrict our operations.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of September 30, 2023, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Date: November 14, 2023	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

