Form 10-K
period 2023-12-31
Polar Power, Inc.
filed 2024-04-01
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $9,560,132.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of April 1, 2024 was 17,561,612.

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

Recent Developments

On November 24, 2023, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company’s common stock is subject to potential delisting from the Nasdaq because for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock continues to trade on The Nasdaq Capital Market under the symbol “POLA” at this time. The Nasdaq notice indicated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until May 22, 2024, to regain compliance. If, at any time before May 22, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Bid Price Rule. If the Company fails to regain compliance with the Bid Price Rule before May 22, 2024 but meets all of the other applicable standards for initial listing on The Nasdaq Capital Market with the exception of the minimum bid price, then the Company may be eligible to have an additional 180 calendar days, or until November 18, 2024, to regain compliance with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by Nasdaq to a hearings panel.

On November 30, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity LLC, as the representative (the “Representative”) of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which the Company sold to the Underwriters an aggregate of 4,000,000 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share, at a price to the public of $0.40 per share, in a firm commitment underwritten public offering (the “Offering”). The Company also granted the Underwriters an option exercisable for 45 days from the date of the Underwriting Agreement to purchase up to an additional 600,000 shares of common stock (or pre-funded warrants in lieu thereof) solely for the purpose of covering over-allotments. The Representative exercised the over-allotment option in full on December 4, 2023, to purchase an additional 600,000 shares of common stock (the “Over-Allotment Exercise’). The Offering and closing on the Over-Allotment Exercise closed concurrently on December 5, 2023. The Offering was made pursuant to an effective registration statement on Form S-3 (Registration No. 333-252196) and a related prospectus and prospectus supplement, in each case filed with the Securities and Exchange Commission.

On December 18, 2023, Peter Gross, a member of the Board of Directors of the Company, resigned as a member of the Board of Directors of the Company (the “Board”). Mr. Gross, an independent director, served as a member of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee of the Board at the time of his resignation.

On January 5, 2024, the Company received a notification letter from Nasdaq that due to Mr. Gross’ resignation, the Company is no longer in compliance with Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or December 18, 2024; or (ii) if the next annual shareholders’ meeting is held before June 17, 2024, then the Company must evidence compliance no later than June 17, 2024. The Company intends to appoint an additional independent director to the Board and the committees prior to the end of the cure periods.

Recent Business Events

The COVID-19 pandemic, inflation, the impacts of war and other recent geopolitical events have negatively impacted business and industries all over the world. These events have had a significant negative impact on our overall operations including revenues, productivity, gross margins, and liquidity. They have resulted in labor shortages, disruptions in the chain of supply, and higher material costs. They also resulted in unexpected challenges related to customer product or delivery requirements.

During the second half of 2023, our largest telecommunications customer asked us to postpone deliveries towards the end of the year. As of December 31, 2023, approximately $2.0 million in DC power generators that were scheduled to ship in 2023 remained in our sales backlog. During 2022 and to a lesser extent in 2023, supply chain constraints affected timely delivery of raw materials required to complete our DC power systems. We believe that the aftermath of the pandemic, inflation, the impacts of war and other recent geopolitical events will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers.

We continue to focus on expanding our market share into international markets as part of our diversification strategy. During 2023 and 2022, sales to customers in international markets represented 21% and 25% of our total net sales, respectively, as compared to 8% and 17% in 2021 and 2020, respectively. During 2022, we received purchase orders totaling $6.2 million from a telecommunications customer in the South Pacific Islands for our DC power generators for off-grid applications. We completed shipping this order to the South Pacific in 2023. This order is part of a growing program to develop broadband services in the South Pacific region.

During 2023, 50% of our total net sales were derived from our largest customer, compared to 66% in 2022. During 2023, 3% of our total net sales were derived from customers in the military market, as compared to 1% in 2022. We believe military actions of the Russian Federation and its invasion of Ukraine and conflicts between Israel and Hamas have added considerable to our shipping costs due to diesel fuel costs. However, we believe the resulting geopolitical uncertainty should increase our military contracts.

The implementation of 5G networks by Tier-1 telecommunication customers in the U.S. has also resulted in a significant increase in orders of our DC power systems. Approximately 75% of our net sales during 2023 were of our DC power systems to support 5G networks and 60% of our sales backlog as of December 31, 2023 are purchase orders of our of DC power systems to support 5G networks in the U.S.

Our sales backlog as of December 31, 2023, was $3,862, with 56% of that amount being attributable to our largest U.S. telecommunications customer, 4% represented purchases from other telecommunications customers in the U.S., 31% represented purchases from telecommunications customers outside the U.S., 6% represented purchases from customers in the military markets, and 3% from marine and other markets.

For the three-year period prior to the pandemic, we experienced high double-digit sales growth which resulted in us making strategic investments to increase our production capacity to $50 million annual revenue through an increase in plant space and the addition of automation equipment. The unanticipated drop in sales during in the first three years after the pandemic caused a disproportionate distribution of fixed and semi-fixed overhead costs across much lower revenues. During 2023, our largest customer asked us to postpone deliveries of our DC power generators to 2024 resulting in a decrease in revenue and higher overhead cost. These delays in shipments, amongst others we have experienced since the pandemic, along with our addition of inventory to mitigate parts shortages on long-lead items, have resulted in elevated inventory levels. As of December 31, 2023, we have $16.5 million in inventory. We believe this inventory and our investments in state-of the-art equipment, additions to manufacturing plant space, and employee training will yield improvements in our gross margins and liquidity as sales volumes increase and as the economy normalizes from the impact of the pandemic and other known and unknown factors affecting the global economy.

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2023, the Company recorded a net loss of $6,548 and used cash in operations of $3,430. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to improve its margins, and is continuing to build a strong back log, and expects to continue investing in product development and sales and marketing activities. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

Wireless network capabilities continue to expand far beyond smart phones and mobile devices. The 5G mobile network is converging connectivity, intelligent edge and Internet of Things (IoT) technologies resulting in an increase in telecommunications tower sites in both the U.S. and abroad. The 5G network delivers broadband-like services such as high-definition streaming video to a cell phone. Businesses benefit from using 5G for data monitoring and cloud-native 5G networks to compute and store data locally. All of these applications dramatically scale up data usage which requires an increase in infrastructure and an increase in power and backup generators.

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

Military

Since 1979, we have been developing and marketing products to the U.S. military and large defense contractors in the U.S. and international markets. The need for light weight and compact DC power generation systems are vital for military operations and commonly used to charge storage batteries, provide backup emergency power, or provide startup power for aircrafts or weapon systems. During the past decade, digitization of the military accelerated exponentially to support modern information, communication, and weapon systems. The need to process information rapidly has led to digitization of command, control, communications, computers and intelligence across both combat support and service support. This expansion in data transfer and storage has led to an increase in energy needs, which requires efficient power generation equipment that can charge batteries or directly power these systems.

A digitized battlefield includes sensors, information processing, data distribution, electronic countermeasures, all requiring with few exceptions, DC power. Our DC generators designed for military applications provide:

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

Improvements in sensors, navigation and communication technologies have led to increased integration of situational awareness systems that allow all combat assets to communicate and coordinate both defensive and offensive efforts during combat. In earlier combat vehicle designs, these surveillance systems were powered by the main auxiliary vehicle battery, which required the vehicle’s main engine to continue operating to power auxiliary battery systems. A decade ago, we began delivering compact 3 kW – 15 kW DC power systems for communication and reconnaissance systems thereby improving fuel efficiency of the combat and vehicles when deployed. During the decade we have delivered several configurations of these auxiliary power units to the military, which vary in function from battery charging to supplying power to weapon systems.

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

Electric Vehicle Charging

According to Precedence Research, a market research company, the global electric vehicle market size accounted for USD 255.54 billion in 2023 and is expected to reach USD 2,108.80 billion by 2033, growing at a compound annual growth rate (CAGR) of 23.4% during the forecast period 2024 to 2033. The primary growth factors driven by significant number of government incentives such as tax rebates, subsidies, and grants. This increase will require a significant increase in charging stations globally to support the cumulative growth of electric vehicles. During 2023, the global electric vehicle charging station market size reached USD 34.59 billion and has a forecasted CAGR of 29.1% for the period of 2023 to 2032.

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

Regardless of how the peak charging issue is resolved, most homes have not been designed to allow for fast charging of electric vehicles. In order to address this issue, we are in the process of upgrading our CHAdeMO chargers to CCS natural gas-powered electric vehicle charger and combined heat and power generators. Our electric vehicle chargers, being independent of the grid, are designed to fast charge connected electric vehicles at home while providing backup power during power outages. In addition, the heat generated while charging is captured and delivered to heat the home, heat water for laundry, or heat the pool.

Our CHAdeMO style electric vehicle charger was initially designed in 2009 as a diesel-fueled mobile charger for EV manufacturers to aid in testing their vehicles in the field. We have supplied these mobile chargers to five of the leading automakers in the USA. We are presently improving this product using heavy duty 60,000-hour Toyota natural gas or propane engine. This product targets residential customers that own or are expected to own electric vehicles.

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

Our Competitive Strengths

We have over a 40-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, commercial, industrial and marine markets. We have invested significant capital and engineering expertise to develop power generation systems that are environmentally friendly and fuel-efficient. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development has led to the development of DC power systems with output ranging from 5 kW – 50 kW. Our DC power systems integrates our proprietary DC alternator with electronic controls to monitor and control the power being outputted to the equipment, which is then coupled to an engine assembly and cooling systems. Our DC power system output voltage can be configured between 12 V – 800 VDC to match the precise application needs (e.g., telecom equipment, robotic propulsion drives, electric drives for marine vessels, electric vehicle chargers, etc.). Over the past decades we have developed proprietary charge algorithms for most commercially available batteries and match charge algorithms to battery model or chemistry prior to initiating a charge cycle. Unlike AC power systems, our DC power systems are directly connected to the battery source and therefore optimized for efficiently and safely charging a particular battery chemistry. AC power systems are indirectly connected to commercially available battery chargers that convert the AC output to DC voltage making it less efficient, higher in cost, and require considerably more space.

●	Engineering Expertise. Over the past four decades we have strategically constructed a product portfolio that focuses on improving energy efficiency by developing DC power output-based equipment where all major components and technologies are developed in-house, and proprietary manufacturing processes created in-house to ensure product reliability and long life. Our leading competitors approached the need for DC equipment in the telecom, military, and industrial markets by modifying legacy AC generators with conversion equipment resulting in significantly lower efficiency when compared to DC power systems. Being one of the first companies to develop DC generators for telecommunications, we developed proprietary components ranging from alternators, control systems and charging algorithms for various battery chemistries. We have focused on providing the lowest cost of ownership with demonstrated long life of our equipment during the past thirty years. Lowest cost of ownership is complemented with the best fuel economy, best in class weather resistance provided by aluminum enclosures and customized algorithms matching battery chemistries and operational profiles.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless telecommunications customers.

●	Strong Customer Base. Our customer base consists of large telecommunications companies, military sub-contractors and industrial companies. Tier-1 telecommunications customers have represented 62% to 91% of our aggregated sales for the past five years. Initial demand of our products by telecommunications customers was primarily based on the need to provide backup power during electricity outages and for off grid remote locations. While our competitors provided and continue to provide legacy AC generators with DC conversion devices, we elected to invest significant time and capital in the research and development of products with a lowest cost of ownership. Certification of our products by Tier-1 telecommunications customers was time intensive and takes upwards of three years of field trials to receive final product acceptance. This thorough approach to vendor selection reduces the number of vendors selected by our telecommunications customers and has dramatically reduced the number of competitors in the U.S. markets. Currently, a significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. Since 2021, we increased our efforts to diversify our sales efforts to include Tier-2 telecommunications customers, off-grid remote area products and residential charging. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established sales offices in emerging markets like U.A.E., Australia, Poland and the Dominican Republic. Our sales team directly markets to Tier-1 telecommunications companies in their regions.

●	Experienced Management Team. Our Chief Executive Officer and key engineers combined have over 100 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating our management’s abilities and our engineering aptitude can be found in our successful track record over the last 40 years of executing research, design and engineering contracts.

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

With over 40 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging sources within the telecommunications industry. Because of the increased power outages during emergencies and natural disasters, existing and new wireless installations need to be upgraded to provide reliable operations during times of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless telecommunications providers and more than 500 small wireless and cable operators in the U.S. Our goal is to further diversify our customer base. We believe the rapid transition towards 5G will result in an increase in demand for back-up power generators and that our new LPG / natural gas DC power systems will allow us to better compete on an economic basis with our competitors that provide AC power systems.

●	Expand global sales to bad-grid or off-grid markets. The increase in telecommunications subscriber base in rural and remote areas in emerging countries has increased the deployment of telecommunications sites in off-grid and bad-grid areas. During 2023, approximately 75% of our DC power systems sales were to U.S. telecommunications customers, which we believe represents only 4.7% of the total global telecommunications market. We believe that the lack of a stable electric infrastructure in rural regions of many developing nations provides significant opportunity for our products in both off-grid and bad-grid location. During 2023, we demonstrated our products to several prospects in need of off-grid and/or bad-grid solutions which resulted in several initial orders.

●	Further develop our new LPG and natural gas DC power systems. With the increased growth in off-grid and bad-grid telecommunications sites, emissions generated by telecommunications towers is beginning to be a major contributor of pollution and greenhouse gases. Since 2019, we have developed lower emission LPG and natural gas DC power generators for use in rural off-grid and bad-grid sites. We initiated this development by partnering with world’s largest natural gas engine manufacturer, Toyota Engines, located in Japan. Subsequently, we integrated engine control systems utilizing control technology from Bosch, located in Germany, and concluded by receiving certification from the EPA in December 2019 to sell our new product in all 50 states in the U.S. Upon certification, we began marketing this low emission natural gas solution to telecommunications customers worldwide and in the midst of the COVID-19 pandemic we secured several orders for natural gas configured backup and prime power applications. During 2020, we began shipments of our DC natural gas generators to several domestic and international Tier-1 telecommunications customers. In 2024, we plan to expand our sales and service network for our natural gas generators, targeting residential and telecommunications customers in the U.S. while also targeting Tier-1 telecommunications customers in emerging nations with solar hybrid natural gas generators for off-grid markets.

●	Expand renewable solar energy product offerings. Developing regions like Africa, South East Asia and Latin America lack an electric utility infrastructure to support the installation of grid connected telecommunications towers in remote areas. Due to these challenges, telecommunications companies are installing hybrid power generation systems that consist of solar panels, batteries and fossil fuel powered generators. Installing fuel inefficient generators combined with solar and batteries without any integration is proving to be cost prohibitive. Several local government programs to subsidize the adoption of solar and battery storage along with generators in off-grid telecommunications towers have failed due to lack of quality components and integration. We believe our hybrid systems using natural gas fuel powered generators integrated with solar and battery storage offer an ideal solution for this market.

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

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in South East Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2024, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in South East Asia and Africa.

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

Our environmentally friendly solar hybrid power systems based on a combination of solar with LPG and propane power sources offer significant cost savings in capital expenditures and operating expenditures when compared to similar products offered by our competitors. Our solar hybrid power systems have been specifically designed to run in residential applications and provide power outputs between 5 kW to 22 kW and incorporate a 30,000- to 90,000-hour life engine with our proprietary control system. Our natural gas generators when integrated with battery storage and solar are ideal microgrids for off-grid and bad grid residential and commercial applications.

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

Our research and development efforts are key to meeting customer demand and ever-changing power requirements. In 2024, we plan to gradually increase our team of engineers and continue investing into new product development as part of our strategy to diversify our product lines.

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

We have experienced material shortages and delays due to the pandemic; more in 2022 than in 2023. We actively sourcing the global supply chain for key components to avoid or reduce the risk of future delays or interruptions to our operations or our ability to service customers. We have also experienced price increases on certain materials and freight services. Although we believe we can mitigate a portion of material price increases by passing through some cost increases to our customers, we believe a fair portion can be mitigated through increases in efficiency.

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

Human Capital

Our experienced employees and management team are our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals to service our customers. As of April 1, 2024, we had 87 full time employees, which includes 80 employees in the U.S. and 7 employees outside the U.S. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

Risks Related to Our Business and Industry

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2023, the Company recorded a net loss of $6,548 and used cash in operations of $3,430. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to improve its margins, and is continuing to build a strong back log, and expects to continue investing in product development and sales and marketing activities. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment has, we believe, has impacted the Company’s business in 2022 and 2023 and may continue to impact its business in 2024, including as a result of increased energy costs, as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve has been steadily increasing its benchmark interest rate since March 2022 and has signaled that additional rate increases will continue in 2024. It is possible that increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and the Hamas-Israel conflict and the resulting war, are difficult to predict. The resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine, Israel, and the Gaza Strip may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is possible that interest rate hikes by the FRB will continue to occur in 2024, but the amount, timing, and frequency of such increases are not fully known at this time. As a result of these conflicts, the threat of cyberattacks has increased which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

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

We have incurred significant losses in the past. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $6.5 million and $5.6 million, respectively. For the year ended December 31, 2023, we incurred a gross profit of approximately $0.7 million, and for the year ended December 31, 2022, we incurred a gross profit of approximately $2.1 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

The product development time before a customer agrees to purchase our DC power systems can be considerable. Our process for developing an integrated solution may require use of significant engineering resources, including design, prototyping, modeling, testing and application engineering. The length of this cycle is influenced by many factors, including the difficulty of the technical specification and complexity of the design and the customer’s procurement processes. A significant period may elapse between our investment of time and resources in designing and developing a product for a customer and receipt of revenue from sales of that product. The length of this process, combined with unanticipated delays in the development cycles or delays in our ability to demonstrate our products to current and potential customers could materially affect our results of operations and financial conditions.

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

Our operations require raw materials, such as aluminum, copper, engines, electronics, and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have an adverse effect on the cost or supply of these magnets. At our current production volumes, we are unable to secure large quantities of these commodities at fixed prices; however, we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities or other reasons may significantly increase the timing of receipt of such materials and/or increase the material costs of our products. For example, as a result of the COVID-19 pandemic, we are experienced both delays in sourcing, and price increases of, certain key components. As a result of these delays, our standard eight-week delivery time increased to fourteen weeks. In addition, if production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components continues to be disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

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

Our future success will depend on our ability to continue to develop new and enhanced DC power systems and related products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services depends on a number of factors, including:

●	the impact of a global crisis such as the COVID-19 pandemic on the global markets;

●	the changing requirements and preferences of the potential customers in our markets;

●	the accurate prediction of market requirements, including regulatory issues;

●	the timely completion and introduction of new products and services to avoid obsolescence;

●	the quality, price and performance of new products and services;

●	the availability, quality, price and performance of competing products and services;

●	our customer service and support capabilities and responsiveness;

●	the successful development of our relationships with existing and potential customers; and

●	changes in industry standards.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company, Perkins Engines Company Ltd, and Toyota Corporation. Engines from Yanmar, Perkins, and Toyota represented approximately 62%,26%, less than 2% of our total engines sold as a component of our DC power systems during 2023, respectively, and represented approximately 54%, 37%, and 1% of our total engines sold as components of our DC power systems during the same period in 2022, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In December 2019, we received our certificate of conformity from the EPA with respect to our small spark-ignition Toyota engines which will be used in our new LPG / natural gas generators. The new Toyota engine serves as our primary engine in our new LPG products which were launched in 2020. In January 2022, we applied for EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During 2023, and 2022, our sales to international customers accounted for 21% and 25%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Some of the risks and challenges of conducting business internationally include:

●	the impact of a global crisis such as a pandemic;/ on the global markets and the power generation market within the international telecommunications markets;

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 32% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control may limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Our failure to satisfy certain listing requirements may result in our common stock being delisted from the Nasdaq Capital Market, which may make it more difficult for our shareholders to sell shares of our common stock.

Our common stock is listed on Nasdaq. Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price per share (the “Bid Price Rule”). On November 24, 2023, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that our common stock is subject to potential delisting from the Nasdaq because for a period of 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “POLA” at this time.

The Nasdaq notice indicated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until May 22, 2024, to regain compliance. If, at any time before May 22, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that we have achieved compliance with the Bid Price Rule.

If we fail to regain compliance with the Bid Price Rule before May 22, 2024 but meet all of the other applicable standards for initial listing on The Nasdaq Capital Market with the exception of the minimum bid price, then we may be eligible to have an additional 180 calendar days, or until November 18, 2024, to regain compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by Nasdaq to a hearings panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, such as reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule or will otherwise be in compliance with other Nasdaq listing rules.

On December 18, 2023, Peter Gross, a member of the Board of Directors of the Company, resigned as a member of the Board of Directors of the Company. Mr. Gross, an independent director, served as a member of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee of the Board at the time of his resignation. On January 5, 2024, the Company received a notification letter from Nasdaq that due to Mr. Gross’ resignation, the Company is no longer in compliance with Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or December 18, 2024; or (ii) if the next annual shareholders’ meeting is held before June 17, 2024, then the Company must evidence compliance no later than June 17, 2024.

The Company intends to appoint an additional independent director to the Board and the committees prior to the end of the cure periods. However, there can be no assurance that we will be able to regain compliance with Nasdaq Listing Rule 5605 or will otherwise be in compliance with other Nasdaq listing rules.

If the stock is delisted, we may trade on the over-the-counter market, or even in the pink sheets, which would significantly decrease the liquidity of an investment in our common stock.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 32% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of December 31, 2023, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

It is crucial for our business to have precise equipment and open lines of communication. A data breach can disrupt both of these factors, which can result in significant disruptions across of our operations. While we have not had a material cybersecurity incident impact our operations, we face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; employee threats; virtual and cyber threats to our directors, officers, and employees; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Our customers and vendors face similar threats. We utilize internal and external independent controls to monitor and mitigate the risk of these threats, including an outside independent Cybersecurity and Information Technology consultant. We also have a training system in place for our employees.

The impact of potential cybersecurity threats is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, regulatory actions, and potential liability, any of which could have a material adverse effect on our financial position, results of operations and/or cash flows. These threats could lead to losses of sensitive information or capabilities, harm to personnel, infrastructure, or products, and/or damage to our reputation as well as our vendor’s ability to perform on our contracts.

Effective incident response involves every part of our organization, including IT teams, legal, technical support, human resources, corporate communications, and business operations. Our Board of Directors and executive management oversee all business, property and affairs of the Company, including cybersecurity risks. Our management keep the members of the Board informed of our business through discussions at Board meetings.

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

As of April 1, 2024, we had 17,561,612 shares of common stock outstanding held of record by approximately 21 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

During the years ended December 31, 2023 and 2022, 95% and 96%, respectively, of our total net sales were within the telecommunications market. In 2023, our two largest customers represented 50% and 18% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. In 2022, our two largest customers represented 66% and 23% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During 2023 and 2022, sales to international customers accounted for 21% and 25% of total revenue, respectively. Sales to military customers during 2023 and 2022 accounted for 3% and 1% of total revenues, respectively. During 2023 and 2022, sales to the marine and other markets accounted for 2% and 3% of total revenue, respectively.

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

We also recognize revenue from the rental of equipment. Our rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2023 and 2022.

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

Effects of Inflation

The impact of inflation and changing prices during 2023 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2024 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-7 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

Financial Performance Summary – Year Ended December 31, 2023

Our net sales for the year ended December 31, 2023, were $15,293, as compared to $16,056 for the year ended December 31, 2022. We reported a net loss of $6,548 for 2023, as compared to net loss of $5,584 for 2022. Our revenues during these periods are primarily due to our telecommunications customers increasing their investments in back-up power generators primarily to support expansion of their network infrastructure.

During the second half of 2023, we experienced a decrease in revenue due to unanticipated rescheduling of approximately $2.0 million in deliveries to our largest telecommunications customers. These orders remain part of our backlog as of December 31, 2023, and are expected to be delivered to customers within the following two quarters.

During 2022 and to a lesser extent in 2023, supply chain constraints affected timely delivery of raw materials required to complete our DC power systems. We believe that the aftermath of the pandemic, inflation, the impacts of war and other recent geopolitical events will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers

During 2023, our international sales were $3,216, or 21% of total net sales, as compared to $3,983, or 25%, during 2022.

Our sales backlog as of December 31, 2023, was $3,862, with 56% of that amount being attributable to our largest U.S. telecommunications customer, 4% represented purchases from other telecommunications customers in the U.S., 31% represented purchases from telecommunications customers outside the U.S., 6% represented purchases from customers in the military markets, and 3% represented purchases from customer in the marine industry. During the first quarter of 2024, the Company received $5,400 in new purchase orders from customers for its DC power systems. Combined with open orders as of April 1, 2024, the Company has a total sales backlog of $7,700, which 40% of the orders are from its largest telecommunications customer in the U.S., 50% from other telecommunications customers, 8% from customers in military markets, and 2% from Marine, EV and other markets. Of the $7,700 in the sales backlog, 36% of the orders are from customers in international markets. The Company expects to complete shipment of these orders within the next six to twelve months.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2023 and 2022 (in thousands)

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2023	2022	(Unfavorable)	(Unfavorable)	2023	2022
Net sales	$15,293	$16,056	$(763)	(5)%	100.0%	100.0%
Cost of sales (includes inventory write-downs of $450 and $nil, respectively)	14,598	13,931	(667)	(5)%	95.5%	86.8%
Gross profit	695	2,125	(1,430)	(67)%	4.5%	13.2%
Sales and marketing expenses	1,172	1,471	299	20%	7.7%	9.2%
Research and development expenses	1,222	1,460	238	16%	8.0%	9.1%
General and administrative expenses	4,291	4,727	436	9%	28.1%	29.4%
Total operating expenses	6,685	7,658	973	13%	43.7%	47.7%
Loss from operations	(5,990)	(5,533)	(457)	(8)%	(39.2)%	(34.5)%
Interest and finance costs	(559)	(58)	(501)	(864)%	(3.7)%	(0.4)%
Other income (expense), net	1	7	(6)	(86)%	0.0%	0.0%
Loss before income taxes	(6,548)	(5,584)	(964)	(17)%	(42.8)%	(34.8)%
Income tax	—	—	—	—	—	—
Net loss	$(6,548)	$(5,584)	$(964)	(17)%	(42.8)%	(34.8)%

Net Sales. Net sales decreased by $763, or 5%, to $15,293 for the year ended December 31, 2023, as compared to $16,056 for the year ended December 31, 2022. The decrease in net sales is attributable to a decrease in deliveries of our DC power generator to our largest telecommunications customer in the U.S. During the second half of 2023, our largest telecommunications customer asked us to postpone deliveries towards the end of the year. As of December 31, 2023, approximately $2.0 million in DC power generators that were scheduled to ship in 2023 remained in our sales backlog.

During 2023, revenue from telecommunications customers accounted for 95% of total net sales, as compared to 96% of total net sales during 2022. Our two largest customers represented 50% and 18% of our total net sales in 2023, as compared to 66% and 23% in 2022. Our largest customer in each year was a Tier-1 telecommunications customer in the U.S., and our second largest customer in each year was a telecommunications customer outside the U.S. There was no other revenue from customers in excess of 10% of total net sales in either period.

During 2023 and 2022, sales to international customers accounted for 21% and 25% of total revenue, respectively. Sales to military customers during 2023 and 2022 accounted for 3% and 1% of total revenues, respectively. Sales to marine and other markets during 2023 and 2022 accounted for 2% and 3% of total revenue, respectively. Most of our sales were of our DC base powers systems during the two years.

Cost of Sales. Cost of sales increased by $667, or 5%, to $14,598 during 2023, compared to $13,931 during 2022. Cost of sales as a percentage of net sales increased from 86.8% in 2022 to 95.5% in 2023. During the second half of 2023, our largest telecommunications customer requested that we postpone shipments of our DC power generators. This resulted in under-utilization of our production capacity and an increase in factory overhead absorption. Cost of sales during 2023 includes an inventory write-down of $450 to adjust inventory to net realizable value. We believe we will achieve significant reductions in the cost of sales as a percentage of net sales in the upcoming quarters as we ship orders accumulated in our sales backlog.

Gross Profit. We recognized a gross profit of $695 during 2023, as compared to a gross profit of $2,125 during 2022, which represents a decrease in gross profit of $1,430 or 67%. Gross profit as a percentage of net sales decreased to 4.5% in 2023, as compared to 13.2% in 2022. The decrease in gross profit during 2023 was primarily attributable to a decrease in factory overhead absorption resulting from lower sales primarily during the second half of 2023 and an inventory write-down of $450 included in the cost of sales during 2023.

Sales and Marketing Expenses. Sales and marketing expenses decreased $299 to $1,172 during 2023, as compared to $1,471 during 2022. The decrease was attributable to a slight decrease in sales support staff during 2023 as compared the same period in 2022. We plan to increase our sales force and increase our marketing and tradeshow activities in 2024 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During 2023, research and development expenses decreased by $238 to $1,222, as compared to $1,460 during 2022. The decrease in 2023 is attributed to a decrease in engineering staff during 2023 as compared to 2022. Our research and development efforts during 2023 primarily focused on developing our new 27 kW power system, new software for our new 4Y Toyota engine control system, mobile EV chargers, and solar hybrid power systems. We continue to search for qualified engineers to join our engineering team and to support our customer diversification efforts.

General and Administrative Expenses. Our general and administrative expenses decreased by $436 to $4,291 during 2023, as compared to $4,727 during 2022. The decrease in general and administrative expenses during 2023 was primarily due to not having stock-based compensation during 2023, as compared to stock-based compensation expense of $515 during 2022, coupled with a slight increase in consulting services, rent, and bank fees during 2023.

Interest and Finance Costs. Our interest expense was $559 in 2023, as compared to $58 in 2022. In 2023, our equipment financing expense decreased by $10, bank fees related to our line of credit with Pinnacle Bank increased by $508.

Net Loss. As a result of the factors identified above, we generated a net loss of $6,548, or ($0.49) per basic and diluted share, for 2023, as compared to net loss of $5,584, or ($0.43) per basic and diluted share, for 2022, an increase loss of $964. The increase in net loss is primarily attributed to a decrease in net sales of $763 due postponement of shipments of our DC power generators during the second half of 2023 as requested by our largest telecommunications customer, an increase in interest expense primarily related to our line of credit with Pinnacle Bank of $508, and an inventory write-down of $450 recorded in the cost of sales during 2023 to adjust inventory to net realizable value.

Liquidity, Capital Resources and Going Concern

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2023, the Company recorded a net loss of $6,548 and used cash in operations of $3,430. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2023, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to improve its margins, and is continuing to build a strong back log, and expects to continue investing in product development and sales and marketing activities. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Sources of Liquidity

During the year ended December 31, 2023, we funded our operations primarily from cash on hand. As of December 31, 2023, we had working capital of $11,775, as compared to working capital of $17,367 at December 31, 2022. This $5,592 decrease in working capital is primarily attributable to a $338 increase in cash and cash equivalents resulting from net cash of $3,430 used in operating activities, net cash used in investing activities of $194 for the acquisition of new property and equipment, and net cash from financing activities of $3,962 which includes net proceeds of $1,556 from sales of 4,600,000 shares of common stock in December 2023 and net proceeds of $2,354 from our credit facility.

On December 31, 2023, and December 31, 2022, our net trade receivables totaled $1,676 and $2,230, respectively. On December 31, 2023, $1,156 (69%) and $264 (16%) represented the two largest open customer account balances, while $2,006 (90%) represented the largest open customer account balance on December 31, 2022.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. As of December 31, 2023, the ERC is still being processed by the IRS.

Our available capital resources on December 31, 2023, consisted primarily of $549 in cash and cash equivalents, as compared to $211 as of December 31, 2022. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, drawdowns on our credit facility with Pinnacle Bank, funds from the ERC, and future debt or equity financings, if any.

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

The Loan Agreement, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to us in an amount, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of our accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 35% of the lower of cost or wholesale market value of certain of our inventory or (ii) $2,500. The aggregate amount of the outstanding advances under the revolving credit facility were initially limited to $4,000. On May 25, 2023, we executed the Fourth Modification to the Loan Agreement to amend the amount of available advances under the Loan Agreement such that the aggregate amount of the outstanding advances under the revolving credit facility may not be greater than $6,000 and raised the concentration percentage applicable to certain Tier-1 telecommunication customers from 50% to 75% in the definition of eligible accounts.

On September 5, 2023, the Company entered into a Fifth Modification to the Loan Agreement under which the parties (a) agreed to amend the amount of available advances under the Loan Agreement such that the aggregate amount of the outstanding advances under the revolving credit facility may not be greater than seven and a half million dollars ($7.5 million), (b) extended the standard of eligibility applicable to certain Tier-1 telecommunication customers from ninety (90) days to one hundred twenty (120) days of invoice date in the definition of eligible accounts, (c) increased the inventory advance rate from 35% to 40% of the aggregate eligible inventory value of eligible inventory, and (d) raised the inventory advance limit from two million dollars ($2.0 million) to four million dollars ($4.0 million).

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

We have an outstanding balance of $4,238 under the Loan Agreement at December 31, 2023. As of December 31, 2023, we had availability under the Loan Agreement of $376 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2023	2022
Net Cash Provided By (Used In):
Operating Activities	$(3,430)	$(6,507)
Investing Activities	$(194)	$(25)
Financing Activities	$3,962	$1,642
Net increase (decrease) in cash	$338	$(4,890)

Operating Activities

Net cash used in operating activities for 2023 was $3,430, as compared to $6,507 for the same period in 2022. This increase in net cash used in 2023 was primarily due to a net loss of $6,548, a decrease in accounts receivable of $554, a decrease in prepaid expenses of $2,174, a decrease in customer deposits of $508, and an increase in inventories of $1,062.

Investing Activities

Net cash used in investing activities for 2023 totaled $194, as compared to $25 for 2022, an increase of $169. The net cash used in investing activities in 2023 was attributable to the purchase of two robotic welders to help improve efficiencies in manufacturing.

Financing Activities

Net cash provided by financing activities totaled $3,962 for 2023, as compared to $1,642 provided by financing activities during 2022, an increase of $2,320. This increase was primarily due to the issuance and sale of 4,60,000 shares of our common stock in a firm commitment underwritten public offering on December 5, 2023. We received net proceeds of approximately $1,556 from the sale of the shares after deducting underwriting discounts and commissions and other offering expenses payable by us. During 2023, we received $2,354 in net proceeds from advances from our credit facility at Pinnacle Bank and repaid $205 on our equipment financing notes payable.

Backlog

As of December 31, 2023, we had a backlog of $3,862. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at December 31, 2023, was comprised of the following elements: 60% in purchases of DC power systems by telecommunications customers in the U.S., 31% in purchases by telecommunications customers outside the U.S., 6% in purchases in military markets, and 3% in purchases by customers in the marine industry. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog. During the first quarter of 2024, the Company received $5,400 in new purchase orders from customers for its DC power systems. Combined with open orders as of April 1, 2024, the Company has a total sales backlog of $7,700, which 40% of the orders are from its largest telecommunications customer in the U.S., 50% from other telecommunications customers, 8% from customers in military markets, and 2% from Marine, EV and other markets. Of the $7,700 in the sales backlog, 36% of the orders are from customers in international markets. The Company expects to complete shipment of these orders within the next six to twelve months.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2023, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	72	Chairman of the Board, President, Chief Executive Officer and Secretary
Luis Zavala	54	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	73	Director
Katherine Koster	61	Director

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

Luis Zavala has served as our Chief Financial Officer since April 2018 and previously served as our Vice President Finance from August 2009 to April 2018 and as our Acting Chief Financial Officer from March 2016 to March 2018. Prior to that, Mr. Zavala served as the President of Sky Limited Enterprises, a general contractor, from June 2006 to August 2009. Prior thereto, Mr. Zavala worked as Director of Finance for Legacy Long Distance International, a telecommunications operator service provider company, from March 2001 to May 2006. Mr. Zavala also has over 30 years of experience managing accounting and finance departments in various industries, including banking and telecommunications. Mr. Zavala has a Bachelor of Arts degree in Business Administration from the California State University, Northridge and an MBA from the Keller Graduate School of Management, Long Beach.

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

Peter Gross served as a member of our Board since December 2018 and a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. On December 18, 2023, Peter Gross notified us of his resignation from the position Board member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, effective December 18, 2023. Mr. Gross’ resignation from the Company was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.

Katherine Koster has served as a member of our Board since December 2019 and serves as a member of each of our Audit Committee and Nominating and Corporate Governance Committee. Ms. Koster has been in the field of public finance for over 28 years and is a senior managing director and regional manager for Hilltop Securities, LLC, where she assists municipalities and developers in accessing the capital markets to fund critical infrastructure since February 2022. Ms. Koster was a managing director of public finance at D.A. Davidson from February 2021 to February 2022 and with Piper Sandler Companies from June 2008 to February 2021. Ms. Koster holds a Bachelor of Arts Degree in Theater/Business Administration from Pepperdine University and has completed the “Women in Governance: Preparing for Board Membership” corporate governance program at the UCLA Anderson School of Management. Ms. Koster holds the SIE, Series 7, Series 24 and Series 79TO licenses issued by the Financial Industry Regulatory Authority, Series 50, 52TO and Series 53 licenses issued by the Municipal Securities Rulemaking Board and a Series 63 certificate issued by the North American Securities Administrators Association.

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

Board Composition

Our board of directors currently consists of three members: Arthur D. Sams, Keith Albrecht, and Katherine Koster. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

Audit Committee

The members of our Audit Committee are Messrs. Albrecht and Ms. Koster. Mr. Albrecht is the chair of the Audit Committee. Each member of the Audit Committee satisfies the heightened audit committee independence requirements under the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act. In addition, our board of directors has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses the requisite financial sophistication, as defined under the Nasdaq Listing Rules. Our Audit Committee assists our board of directors in its oversight of our accounting and financial reporting process and the audits of our financial statements.

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

Compensation Committee

The member of our Compensation Committee is Mr. Albrecht. Mr. Albrecht is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the Nasdaq Listing Rules and satisfies Nasdaq’s additional independence standards for compensation committee members. Mr. Albrecht is a non-employee director within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our Board in the discharge of its responsibilities relating to the compensation of our executive officers.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Messrs. Albrecht and Ms. Koster. Mr. Albrecht is the chair of the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as defined under the Nasdaq Listing Rules. Under its charter, our Nominating and Corporate Governance Committee is responsible for, among other things:

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

For 2023, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, and Chief Financial Officer, whom we refer to collectively as our “executive officers,” with the following objectives:

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

During 2023, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2023, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2023.

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

Compensation Governance Practices

Listed below are some key examples of our compensation governance practices that are intended to align the interests of our executive officers with our stockholders, incent the attainment of short- and long-term business objectives and retain highly qualified executive officers:

●	Pay for performance. A substantial portion of our compensation is tied to meeting specified company and individual objectives. We structure total compensation with significant annual cash incentives and a long-term equity component, thereby making a substantial portion of each executive officer’s targeted total compensation dependent upon company and individual performance as well as the performance of our stock price.

●	Retention through long-term equity awards. We employ long-term equity awards through grants of options that vest in the future. These equity awards are designed to aid in our retention of key personnel in important positions and align the interests of our executive officers with those of our stockholders.

●	Long vesting periods. Our equity awards to our executive officers generally vest in annual installments over a three-year period.

●	Linkage of annual cash incentive compensation plan to our performance. Our annual cash incentive compensation plan links a majority of targeted and potential payouts to our financial performance.

●	Prohibition on hedging and pledging common stock Our executive officers, together with all our employees, are prohibited from engaging in hedging, pledging or similar transactions with respect to our common stock.

●	No perquisites. Our executive officers are not provided with any perquisites or special benefits other than benefits such as healthcare, vacation and sick days available to other full-time employees of Polar.

●	Change in control. All executive officers’ unvested equity grants accelerate upon any change in control of Polar.

●	No option re-pricing. Our 2016 Plan does not permit options or stock appreciation rights to be repriced to a lower exercise price without the approval of our stockholders, except in connection with certain changes to our capital structure.

●	Clawback policy. If we are required as the result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive.

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

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2023, the target for base salary compensation for our executive officers remained the same as in 2022 and was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of Nasdaq or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2023:

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

During 2023, our executive officers’ compensation program included three major elements:

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

Outlined below is the base salary data of the peer group of companies outlined above. For 2023, the Compensation Committee kept the same base salary structure as in 2022, which has carried on since 2019. In determining base salary, the Compensation Committee tabulated the average base salary for the executive officers in the peer group of companies.

The Compensation Committee determined that the base salary of our President and Chief Executive officer be set at approximately 70% of the average base salaries of the peer group of companies and that the base salaries for our Chief Financial Officer be set at approximately 60% of the average base salaries of the peer group of companies, all of which is reflected in the table set forth below:

Executive	Min	Max	Average	2023	Avg.
CEO (in $,000)	386	600	400	275	69%
CFO/COO (in$,000)	220	391	300	175	58%

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

For 2023, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by us of the five financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of 2023 the total revenues were $36 million and none of the additional elements qualified, then the executive officer would not be eligible for a performance award of 25% of base salary as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2023 Actual
Revenue ($ million)	$30	$36	$42	$15.2
Gross Margin (% of revenue)	31%	32%	33%	4.5%
EBITDA (% of revenue)	5%	7%	9%	(36.6)%
Customer Concentration (% of total sales)	55%	45%	35%	50%
International Sales (% of total sales)	15%	20%	25%	21%

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

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers” (dollar amounts in thousands):

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board;

●	Rajesh Masina, our former Chief Operating Officer; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Stock Compensation ($)	Total ($)
Arthur D. Sams, President,	2023	275	—	—	275
Chief Executive Officer and Secretary	2022	275	—	55	330

Luis Zavala,	2023	175	—	—	175
Chief Financial Officer	2022	175	—	35	210

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

Upon termination by Polar without cause, resignation by Mr. Zavala for good reason or upon Mr. Zavala’s disability, Mr. Zavala is entitled to receive (i) a lump sum cash payment equal to 50% of his then-current base salary, and (ii) continued health insurance coverage for six months. If Mr. Zavala is terminated without cause or resigns for good reason within three months before or twelve months after a change in control, Mr. Masina is entitled to (a) a lump sum cash payment equal to 50% of his then-current base salary, and (b) continued health insurance coverage for six months.

The terms “for good reason,” “cause” and “change in control in Mr. Zavala’s Executive Employment Agreement are identical to the definitions contained in Mr. Sams’ Amended and Restated Executive Employment Agreement.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2023. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies. During 2023, each of Messrs. Albrecht and Gross and Ms. Koster received total compensation in the amount of $30,000.

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

The following table sets forth information regarding beneficial ownership of our common stock as of April 1, 2024 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of April 1, 2024. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after April 1, 2024 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 17,561,612 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	5,643,600	32.0%
Luis Zavala (3)	Common	88,139	*
Keith Albrecht (4)	Common	10,000	*
Katherine Koster	Common	—	—
All directors and executive officers as a group (4 persons)(5)	Common	5,741,739	32.5%
Bard Associates, Inc. (6)	Common	2,806,023	16.0%

*	Less than 1%.

(1)	Messrs. Sams Albrecht, and Ms. Koster are directors of Polar. Messrs. Sams and Zavala are named executive officers of Polar.

(2)	Includes 50,000 shares of common stock issuable upon exercise of options.

(3)	Includes 30,000 shares of common stock issuable upon exercise of options.

(4)	Includes 10,000 shares of common stock issuable upon exercise of options.

(5)	Includes 90,000 shares issuable upon exercise of options.

(6)

Based on information provided in a Schedule 13G filed on January 4, 2024. Bard Associates, Inc. The address of the principal office of the Reporting Persons is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	140,000	$5.22	1,453,038

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120 (in thousands); and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

During 2023 and 2022, Smartgen performed $0 and $0 in field services, respectively, the cost of which is included in cost of goods sold.

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

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2023 and 2022 (in thousands).

	2023	2022
Audit Fees	$245	$198
Audit-Related Fees	4	3
Tax Fees	47	46
Total	$296	$247

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2023, the Company incurred a net loss and utilized cash in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate these conditions are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As of December 31, 2023, the Company’s inventories totaled $16.5 million. As explained in Note 1 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

We identified management’s assessment of net realizable value of inventory as a critical audit matter because the determination of excess and obsolete inventory and lower of cost or net realizable value is judgmental and considers a number of factors that are affected by market and economic conditions, such as estimating future customer demand, and industry supply and demand. This required a high degree of auditor judgment and increased auditor effort in auditing such assessments.

The primary procedures we performed to address this critical audit matter included:

●

We evaluated the reasonableness of assumptions used by management in forming the forecasted inventory usage and future salability, and whether they were consistent with the historical data and evidence obtained in other areas of the audit.

●	We developed an independent expectation of the net realizable value of inventory using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

Going Concern Analysis

As described in Note 1 to the financial statements, for the year ended December 31, 2023, the Company recorded a net loss of $6.5 million, used cash in operations of $3.4 million, and at December 31, 2023, had an accumulated deficit of $25.7 million. The conditions described in Note 1 raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the financial statements.

We identified the going concern analysis and evaluation of the related disclosures as a critical audit matter because of the significant judgements and assumptions made by management in developing its cash flow forecast and the risk of bias in management’s judgments and assumptions in estimating these cash flows. There was a high degree of auditor judgement and subjectivity in performing our procedures to evaluate the reasonableness of the cash flow forecast.

The primary procedures we performed to address this critical audit matter included:

●

We obtained management’s cash flow forecast and evaluated the reasonableness of the cash flow forecast by comparing it to historical operating results, considering management’s ability to accurately forecast and perform sensitivity analysis on revenue, cash expenditures and commitments.

●	We performed sensitivity analyses on the projected revenue and operating margins used in the Company’s cash flow forecast to evaluate the impact on the conclusions reached by management.

●	We assessed the appropriateness and sufficiency of the disclosures included within the financial statements relating to liquidity and going concern and compared to other audit evidence obtained to determine whether such information is consistent with the Company’s disclosures.

We have served as the Company’s auditor since 2016.

/s/Weinberg & Company, P.A.

Los Angeles, California

April 1, 2024

POLAR POWER, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$549	$211
Accounts receivable	1,676	2,230
Inventories	16,522	15,460
Prepaid expenses	455	2,629
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	21,989	23,317

Other assets:
Operating lease right-of-use assets, net	2,818	240
Property and equipment, net	344	538
Deposits	108	93

Total assets	$25,259	$24,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,762	$230
Customer deposits	1,618	2,126
Accrued liabilities and other current liabilities	1,151	1,231
Line of credit	4,238	1,884
Notes payable-related party	257	—
Notes payable, current portion	64	211
Current portion of operating lease liabilities	1,124	268
Total current liabilities	10,214	5,950

Notes payable, net of current portion	—	57
Operating lease liabilities, net of current portion	1,856	—

Total liabilities	12,070	6,007

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,579,089 shares issued and 17,561,612 shares outstanding on December 31, 2023, and 12,967,027 shares issued and 12,949,550 shares outstanding on December 31, 2022	2	1
Additional paid-in capital	38,886	37,331
Accumulated deficit	(25,659)	(19,111)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	13,189	18,181

Total liabilities and stockholders’ equity	$25,259	$24,188

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Net sales	$15,293	$16,056
Cost of Sales (includes inventory write-downs of $450 and $nil, respectively)	14,598	13,931
Gross profit	695	2,125

Operating Expenses
Sales and marketing	1,172	1,471
Research and development	1,222	1,460
General and administrative	4,291	4,727
Total operating expenses	6,685	7,658

Loss from operations	(5,990)	(5,533)

Other income (expenses)
Interest expense and finance costs	(559)	(58)
Other income (expenses), net	1	7
Total other income (expenses), net	(558)	(51)

Net Loss	$(6,548)	$(5,584)

Net loss per share, basic and diluted	$(0.49)	$(0.43)
Weighted average shares outstanding, basic and diluted	13,291,575	12,878,350

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock,		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2021	12,805,680	1	36,816	(13,527)	(40)	23,250
Stock-based compensation	161,347	—	515	—	—	515
Net loss	—	—	—	(5,584)	—	(5,584)
Balances, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Shares of common stock issued for cash, net of offering costs	4,600,000	1	1,555	—	—	1,556
Shares of common stock issued upon cashless exercise of warrants	12,062	—	—	—	—	—
Net loss	—	—	—	(6,548)	—	(6,548)
Balances, December 31, 2023	17,579,089	$2	$38,886	$(25,659)	$(40)	$13,189

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(6,548)	$(5,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	387	507
Stock-based compensation	—	515
Inventory write-down	450	—
Changes in operating assets and liabilities
Accounts receivable	554	2,013
Inventories	(1,512)	(6,443)
Prepaid expenses	2,174	1,377
Decrease in right-of-use asset	1,000	674
Deposits	(15)	—
Accounts payable	1,532	(98)
Customer deposits	(508)	1,229
Accrued expenses and other current liabilities	(80)	25
Operating lease liability	(864)	(722)
Net cash used in operating activities	(3,430)	(6,507)

Cash flows from investing activities:
Acquisition of property and equipment	(194)	(25)
Net cash used in investing activities	(194)	(25)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,556	—
Proceeds from notes payable-related party	257	—
Repayment of notes payable	(205)	(242)
Proceeds from line of credit	2,354	1,884
Net cash provided by financing activities	3,962	1,642

Increase (decrease) in cash and cash equivalents	338	(4,890)
Cash and cash equivalents, beginning of period	211	5,101
Cash and cash equivalents, end of period	$549	$211

Noncash investing and financing activities:
Initial recognition of right-of-use asset and lease liabilities	$3,578	—

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2023, the Company recorded a net loss of $6,548 and used cash in operations of $3,430. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2023, the Company had a cash balance of $549, with borrowing capacity of $376, and a working capital of $11,775. Historically, the Company has financed its operations through public and private sales of common stock, issuance of term loans and credit lines from financial institutions, and cash generated from operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to improve its margins, and is continuing to build a strong backlog, and expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

COVID-19

The aftermath of the pandemic has had a significant negative impact on our overall operations including revenues, productivity, gross margins and liquidity. The pandemic has resulted in labor shortages, disruptions in the chain of supply, and higher material costs. We believe that Covid-19 will be an ongoing challenge for years to come and to adapt will require us to further globalize our vendors, engineering, and customers. The Company’s business is directly dependent upon, and correlates closely with, the marketing levels and ongoing business activities of its existing customers and suppliers. The extent to which COVID-19 may impact the Company’s business activities and capital raising efforts will depend on future developments, which are uncertain and cannot be predicted.

Inflation

The continuing impact of higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2023 and may continue to impact its business in 2024. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term assets, the realizability of deferred tax assets and the related valuation allowance, accruals for warranty reserves, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of the Company’s liquidity. Actual results may differ from those estimates.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2023 and 2022. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type (in thousands):

	Years Ended December 31,
	2023	2022
DC power systems	$14,408	$15,219
Engineering & Tech Support Services	347	589
Accessories	538	248
Total net sales	$15,293	$16,056

The following table shows the Company’s disaggregated net sales by customer type (in thousands):

	Years Ended December 31,
	2023	2022
Telecom	$14,516	$15,357
Government/Military	475	38
Marine	206	205
Other (backup DC power to various industries)	96	456
Total net sales	$15,293	$16,056

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Years Ended
	December 31,
	2023	2022
United States	$12,078	$12,073
Canada	267	87
Other N. America	8	—
Australia and South Pacific Islands	2,822	3,678
Asia	9	90
Europe and Middle East	85	128
S. Africa	24	—
Total net sales	$15,293	$16,056

For the years ended December 31, 2023 and 2022, international sales totaled $3,215 and $3,983, respectively.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should the product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes, which are included in accrued liabilities and other current liabilities in the accompanying balance sheets. As of December 31, 2023 and 2022, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage (in thousands):

	Years End December 31,
	2023	2022
Changes in estimates for warranties
Balance at beginning of the period	$600	$600
Payments	(469)	(508)
Provision for warranties	469	508

Balance at end of the period	$600	$600

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

At December 31, 2023 and 2022, cash denominated in Australian Dollar with a U.S. Dollar equivalent of $7 and $8, respectively, was held in an account at a financial institution located in Australia. At December 31, 2023 and 2022, cash denominated in Romanian Leu with a U.S. Dollar equivalent of $16 and $23, respectively, was held in an account at a financial institution located in Romania.

Accounts Receivable

Trade receivables are recorded at their estimated collectible amounts consisting of the carrying amount less an allowance for credit losses, as needed. The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues and estimates an allowance for expected credit losses. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2023 and 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the year ended December 31, 2023, the Company recorded a write down of inventory of $450, which is included in cost of sales. For the year ended December 31, 2022, there was no write down of inventory recorded.

As of December 31, 2023 and 2022, inventories consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Raw materials	$14,313	$12,277
Finished goods	2,209	3,183
Inventories	$16,522	$15,460

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2023, or December 31, 2022.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and other expenses relating to the design, development, and testing of the Company’s products. For the years ended December 31, 2023 and 2022, research and development expenditures totaled $1,222 and $1,460, respectively.

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

	December 31,
	2023	2022
Options	140,000	140,000
Warrants	—	24,122
Total	140,000	164,122

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

Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

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

Segments

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s operating segment consists of one component, and the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment.

Concentrations

Revenues. For the year ended December 31, 2023, 50% and 18%, respectively, of our revenue was generated from the Company’s two largest customers, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S In 2022, 66% and 23%, respectively, of our revenue was generated from the Company’s two largest customers, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. In 2023 and 2022, sales to telecommunications customers accounted for 95% and 96% of total revenue, respectively. In 2023 and 2022, sales to international customers accounted for 21% and 25% of total revenue, respectively.

Accounts receivable. At December 31, 2023, the Company’s two largest receivable accounts represented 69% and 16% of the Company’s total accounts receivable. At December 31, 2022, the Company’s largest receivable account represented 90% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of the years ended December 31, 2023 and 2022.

Accounts payable. On December 31, 2023, the three largest accounts payable accounts to the Company’s vendors represented 30%, 10%, and 5%, respectively. On December 31, 2022, the three largest accounts payable accounts to the Company’s vendors represented 51%, 3%, and 3%, respectively.

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 became effective for the Company beginning January 1, 2023. The Company adopted ASU 2016-03 effective January 1, 2023, and there was no material impact on the Company’s financial position, results of operations and cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard will be effective for the Company on January 1, 2024 and interim periods beginning in fiscal year 2025, with early adoption permitted. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. The Company does not expect this standard to have a material impact on its results of operations, financial position or cash flows.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-99 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect that the guidance will have a material impact on our financial statements or notes to our financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Shop equipment and machinery	$3,565	$3,371
Production tooling, jigs, fixtures	71	71
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,494	4,300
Less: accumulated depreciation and amortization	(4,150)	(3,762)
Property and equipment, net	$344	$538

Depreciation and amortization expense on property and equipment for the years ended December 31, 2023 and 2022 was $387 and $507 respectively. During the years ended December 31, 2023 and 2022, $374 and $489, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2023, the Company’s Chief Executive Officer extended three loans to the Company for aggregate principal amount of $257 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, accrue interest at 1% per annum, are due over a period of 12 months with payments becoming due between 5 to 7 months after issuances of the notes, and no prepayment penalties. As of December 31, 2023, the outstanding balance of the loans is $257, with $180 due in May 2024, and $25 due in October 2024.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Total Notes Payable	$64	$268
Less: Current Portion	64	211

Notes Payable, Noncurrent portion	$—	$57

The Company entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and July 2024. The aggregate monthly payments of principal and interest of the outstanding notes payable as of December 31, 2023 is approximately $8.

As of December 31, 2022, the balance of notes payable was $268. During 2023, the Company paid down the notes payable by $205, and at December 31, 2023, the balance of notes payable was $64.

Annual future principal payments under the outstanding note agreements as of December 31, 2023 are as follows (in thousands):

Year ending December 31:
2024	$64
Total	$64

NOTE 5 – LINE OF CREDIT

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million, plus (c) up to $146 collateralized by certain equipment. The Loan Agreement expires on September 30, 2024.

At December 31, 2022, the outstanding balance under the line of credit was $1,884. During 2023, the Company advanced an aggregate of $2,354 under the facility. At December 31, 2023, the outstanding balance under the line of credit was $4,238 and the Company had availability under the line of credit in the amount of $376.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at December 31, 2023 and 8.75% at December 31, 2022). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at December 31, 2023 and 9.75% at December 31, 2022).

During 2023, amendments to the Loan Agreement included, among other, extending the 90-day period on AT&T accounts receivable to 120 days, raising the concentration percentage applicable to certain Tier-1 telecommunication customers from 50% to 75% in the definition of eligible accounts receivable, and increasing the aggregate advance limit under the credit facility from $6,000 to $7,500, for a fee of $23 (1.5% of the $1.5 million increase).

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of December 31, 2023.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit. The Loan Agreement contains certain affirmative and negative covenants, all of which the Company was in compliance with at December 31, 2023.

NOTE 6 – OPERATING LEASES

At December 31, 2022, the Company has two operating leases for its warehouse and office facilities that expired in 2023 and were both extended for three-year terms. The first lease expired February 28, 2023 and was extended beginning March 1, 2023 to February 28, 2026. The second lease expired August 31, 2023, and was extended beginning September 1, 2023 to August 31, 2026. The aggregate monthly lease payments range from $89 (year one), to $111 (year two), to $125 (year three), with an aggregate commitment of $3,896. The lease amendments to the two operating leases were considered new lease agreements and as a result, the Company recognized operating lease right-of-use assets and related operating lease liabilities of approximately $3,578 upon commencement of the new terms.

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2023	2022
Lease Cost (in thousands)

Operating lease cost (of which $145 is included in general and administration and $978 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2023, and $98 is included in general and administration and $601 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2022)	$1,123	$699

Other Information
Weighted average remaining lease term – operating leases (in years)	2.4	0.4
Average discount rate – operating leases	5.13%	3.75%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2023	At December 31, 2022
Operating leases (in thousands)
Long-term right-of-use assets, net of accumulated amortization of $760 and $2,577, respectively	$2,818	$240

Current portion of operating lease liabilities	$1,124	$268
Noncurrent portion of operating lease liabilities	1,856	—
Total operating lease liabilities	$2,980	$268

Maturities of the Company’s lease liabilities are as follows:

Year Ending (in thousands)	Operating Leases
2024	$1,250
2025	1,446
2026	496
Total lease payments	3,192
Less: Imputed interest/present value discount	(212)
Present value of lease liabilities	$2,980

Rent expense for the twelve months ended December 31, 2023 and 2022 was $1,423 and $975, respectively (including short-term and other rentals).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock during 2023 in underwritten Public Offering of Common Stock

On December 5, 2023, the Company issued and sold 4,600,000 shares of common stock in an underwritten public offering. The Company received at the closing of the offering net proceeds of approximately $1,556 after deducting underwriting discounts and commissions and other offering expenses paid by the Company. The Company is using the net proceeds from the Offering for general corporate purposes.

●	Issuance of common stock during 2023 upon exchange of warrants

On November 9, 2023, warrants to purchase an aggregate of 24,122 shares of the Company’s common stock, originally issued July 7, 2020, were exchanged on a cashless basis for 12,062 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2023.

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

Treasury Stock

At December 31, 2023 and 2022, the Company had 17,477 shares of common stock held as treasury stock at a cost of $40.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2021	140,000	$5.22
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2022	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2023	140,000	$5.22

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2023 and 2022, the Company had total outstanding options of 140,000, which are fully vested, exercise prices ranging from $4.84 to $5.60, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

There was no intrinsic value of the outstanding options at December 31, 2023.

NOTE 9 – STOCK WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	24,122	$3.13
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2022	24,122	$3.13
Issued	—	—
Exercised	(24,122)	0.40
Outstanding, December 31, 2023	—	$—
Exercisable, December 31, 2023	—	$—

On November 9, 2023, warrants to purchase an aggregate of 24,122 shares of the Company’s common stock, originally issued July 7, 2020, were exchanged on a cashless basis for 12,062 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2023.

NOTE 10 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2023	2022
Federal income tax rate	(21)%	(21)%
State tax, net of federal benefit	(7)%	(7)%
Valuation allowance	28%	28%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Inventory valuation	$977	$1,462
Accrued liabilities	256	254
Operating lease liability	834	75
Net operating loss carryforwards	5,065	3,262
Gross deferred tax assets	7,132	5,053
Valuation allowance	(6,737)	(4,863)
Total deferred tax assets	395	190
Deferred tax liabilities:
Operating lease right-of-use asset, net	(395)	(67)
Depreciation	-	(123)
Total deferred tax liabilities	(395)	(190)
Net deferred tax asset (liability)	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Under the CARES Act, net operating loss (“NOL”s) carryforwards arising in tax years beginning after December 31, 2017, and before January 1, 2021 (e.g., NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limits NOL absorption to 80% of taxable income. At December 31, 2023 and 2022, the Company had income taxes receivable of $787 related to NOL carrybacks.

At December 31, 2023, the Company had available Federal and state NOLs carryforwards to reduce future taxable income of approximately $17.9 million and $22.9 million, respectively. The Federal NOL can be carried forward indefinitely, but can only offset 80% of taxable income in future years. The state carryforward expires in 2040 through 2043.

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

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At December 31, 2023 and 2022, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2018.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we have experienced, we qualified for approximately $2,000 of employee retention credits (“ERC”) during the year ended December 31, 2021. The Company believes that there is reasonable assurance that it has complied with the ERC eligibility requirements and has elected an accounting policy to present government assistance as a reduction of the related expense. For the year ended December 31, 2021, the ERC refund was recorded as an offset to certain payroll expenses in cost of sales of $1,300 and operating expenses of $700 in the accompanying statement of operations. As of December 31, 2023 and 2022, the balance of $2,000 is presented as employee retention credit receivable in the accompanying balance sheet.

NOTE 12 – COMMITMENTS AND CONTINGENCIES.

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2023 with respect to such matters. See also Notes 6 and 10.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/17

3.2	Bylaws	10-K	001-37960	3.2	3/10/17

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10.5	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.6	First Amendment to Lease Agreement dated February 5, 2019 between the Registrant and Two Bros L.P.	10-K	001-37960	10.9	3/31/2023

10.7	Second Amendment to Lease Agreement dated January 31, 2023 between the Registrant and Two Bros L.P.	10-K	001-37960	10.10	3/31/2023

66

10.8	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.9	Securities Purchase Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.1	7/8/2020

10.10	Registration Rights Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.2	7/8/2020

10.11	Loan and Security Agreement dated August 31, 2020 between Pinnacle Bank and Polar Power, Inc.	8-K	001-37960	10.1	10/9/2020

10.12	First Modification to Loan and Security Agreement dated October 7, 2020 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	10/9/2020

10.13	Second Modification to Loan and Security Agreement dated November 3, 2022 by and between Polar Power, Inc. and Pinnacle Bank	10-Q	001-37960	10.1	11/14/2022

10.14	Third Modification to Loan and Security Agreement dated April 13, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.1	5/26/2023

10.15	Fourth Modification to Loan and Security Agreement dated May 25, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	5/26/2023

10.16	Fifth Modification to Loan and Security Agreement dated September 5, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.1	9/11/2023

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/2017

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/2017

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Clawback Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April 2024.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary	April 1, 2024
Arthur D. Sams	and Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	April 1, 2024
Luis Zavala	(principal financial and accounting officer)

/s/ Keith Albrecht	Director	April 1, 2024
Keith Albrecht

/s/ Katherine Koster	Director	April 1, 2024
Katherine Koster

68