Form 10-Q
period 2024-03-31
Polar Power, Inc.
filed 2024-05-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 15, 2024 was 17,561,612.

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences of the novel coronavirus, or COVID-19, pandemic and recovery on matters including U.S., local and foreign economies, wars and international conflicts including the current military actions involving the Russian Federation and Ukraine and conflicts between Israel and Hamas, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

FINANCIAL PRESENTATION

All dollar amounts in this Quarterly Report on Form 10-Q are presented in thousands, except share and per share data and where otherwise noted.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$212	$549
Accounts receivable	1,282	1,676
Inventories	16,221	16,522
Prepaid expenses	444	455
Employee retention credit receivable	2,000	2,000
Income taxes receivable	787	787
Total current assets	20,946	21,989

Other assets:
Operating lease right-of-use assets	2,530	2,818
Property and equipment, net	278	344
Deposits	108	108

Total assets	$23,862	$25,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,194	$1,762
Customer deposits	2,545	1,618
Accrued liabilities and other current liabilities	1,131	1,151
Line of credit	4,914	4,238
Notes payable-related party	257	257
Notes payable, current portion	40	64
Current portion of operating lease liabilities	1,197	1,124
Total current liabilities	11,278	10,214

Operating lease liabilities, net of current portion	1,537	1,856

Total liabilities	12,815	12,070

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,579,089 shares issued and 17,561,612 shares outstanding on March 31, 2024, and December 31, 2023	2	2
Additional paid-in capital	38,886	38,886
Accumulated deficit	(27,801)	(25,659)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	11,047	13,189

Total liabilities and stockholders’ equity	$23,862	$25,259

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net Sales	$1,775	$4,190
Cost of Sales	2,177	3,435
Gross profit (loss)	(402)	755

Operating Expenses
Sales and marketing	231	333
Research and development	220	346
General and administrative	1,126	1,111
Total operating expenses	1,577	1,790

Loss from operations	(1,979)	(1,035)

Other income (expenses)
Interest expense and finance costs	(163)	(78)
Total other income (expenses), net	(163)	(78)

Net loss	$(2,142)	$(1,113)

Net loss per share – basic and diluted	$(0.12)	$(0.09)
Weighted average shares outstanding, basic and diluted	17,561,612	12,949,550

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended March 31, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2023	17,579,089	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(2,142)	—	(2,142)
Balance, March 31, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,801)	$(40)	$11,047

Three months Ended March 31, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Net loss	—	—	—	(1,113)	—	(1,113)
Balance, March 31, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,224)	$(40)	$17,068

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,142)	$(1,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	116
Changes in operating assets and liabilities
Accounts receivable	394	(986)
Inventories	301	(1,415)
Prepaid expenses	11	777
Operating lease right-of-use asset	288	196
Accounts payable	(568)	794
Customer deposits	927	643
Accrued expenses and other current liabilities	(20)	25
Operating lease liabilities	(246)	(193)
Net cash used in operating activities	(989)	(1,156)

Cash flows from financing activities:
Proceeds from advances from credit facility	676	1,127
Repayment of notes payable	(24)	(63)
Net cash provided by financing activities	652	1,064

Decrease in cash and cash equivalents	(337)	(92)
Cash and cash equivalents, beginning of period	549	211
Cash and cash equivalents, end of period	$212	$119

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Initial recognition of operating lease right-of-use assets and operating lease liabilities	$—	$2,392

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the three months ended March 31, 2024, the Company recorded a net loss of $2,142 and used cash in operations of $989. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2024, the Company had a cash balance of $212, with borrowing capacity of $216, stockholders’ equity of $11,047, and working capital of $9,668. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of inflation

The continuing impact of the higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2023 and may continue to impact business in 2024. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three-month periods ended March 31, 2024 and 2023. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
DC power systems	$1,567	$4,081
Engineering & Tech Support Services	86	24
Accessories	122	85
Total net sales	$1,775	$4,190

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Telecom	$1,258	$3,988
Government/Military	460	193
Marine	38	—
Other (backup DC power to various industries)	19	9
Total net sales	$1,775	$4,190

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Three months ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
United States	$1,675	$3,065
South Pacific Islands	79	1,120
Japan	20	—
Other Asia Pacific	1	5
Total net sales	$1,775	$4,190

For the three months ended March 31, 2024, and 2023, international sales totaled $99 and $1,125 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the three months ended March 31, 2024, and the year ended December 31, 2023, there were no write-downs of inventory.

As of March 31, 2024 and December 31, 2023, inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Raw materials	$14,205	$14,313
Finished goods	2,016	2,209
Total Inventories	$16,221	$16,522

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of March 31, 2024 and December 31, 2023, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2024	December 31, 2023
	(unaudited)
Balance at beginning of the period	$600	$600
Payments	(71)	(469)
Provision for warranties	71	469
Balance at end of the period	$600	$600

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

Concentrations

Revenues. For the three months ended March 31, 2024, 49% of revenues was generated from the Company’s largest customer (a Tier-1 telecommunications wireless carrier in the U.S), and 25% of revenue was generated from the Company’s second largest customer ( a customer in the U.S. military market). For the three months ended March 31, 2023, 49% of revenues was generated from the Company’s largest customer, a Tier-1 telecommunications customer in the U.S., and 27% of the revenue was generated from a telecommunications customer in the South Pacific. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended March 31, 2024 and March 31, 2023, sales to telecommunications customers accounted for 71% and 95% of total revenues, respectively. For the three months ended March 31, 2024 and March 31, 2023, sales to international customers accounted for 6% and 27%, of total revenue, respectively.

Accounts receivable. At March 31, 2024, the two largest receivable accounts represented 70% and 10% of the Company’s accounts receivable. At December 31, 2023, the Company’s two largest receivable accounts represented 69% and 16% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2024 or December 31, 2023.

Accounts payable. At March 31, 2024, accounts payable to the Company’s three largest vendors represented 37%, 9% and 5%, respectively, of the Company’s accounts payable. On December 31, 2023, the three largest accounts payable accounts to the Company’s vendors represented 30%, 10%, and 5%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Options	140,000	140,000
Warrants	—	24,122
Total	140,000	164,122

Recent Accounting Pronouncements

In September 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. As a smaller reporting company, ASU 2016-13 was effective for the Company on January 1, 2023. The adoption of ASU 2016-03 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard was effective for the Company on January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Shop equipment and machinery	$3,565	$3,565
Production tooling, jigs, fixtures	71	71
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,494	4,494
Less: accumulated depreciation and amortization	(4,216)	(4,150)
Property and equipment, net	$278	$344

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2024 and 2023 was $66 and $116, respectively. During the three months ended March 31, 2024 and 2023, $63 and $113, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer extended three loans to the Company for aggregate principal amount of $257 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, accrue interest at 1% per annum, are due over a period of 12 months with payments becoming due between 5 to 7 months after issuances of the notes, and no prepayment penalties. As of March 31, 2024, the aggregate outstanding balance of the loans is $257, with $180 due in May 2024, and $25 due in October 2024. As of May 15, 2024, the Company is in the process of obtaining an extension of the amounts due in May 2024.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Total Equipment Notes Payable	$40	$64
Less Current Portion	40	64
Notes Payable, Noncurrent portion	$—	$—

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and July 2024. The aggregate monthly payments of principal and interest of the outstanding notes payable as of March 31, 2024 is approximately $8.

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

At December 31, 2023, the outstanding balance under the line of credit was $4,238. During the three months ended March 31, 2024, the Company advanced an aggregate of $676 under the facility. At March 31, 2024, the outstanding balance under the line of credit was $4,914 and the Company had an amount of $216 available under the line of credit.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at March 31, 2024 and 9.75% at December 31, 2023). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at March 31, 2024 and 10.75% at December 31, 2023).

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of March 31, 2024.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 6 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office facilities. The first lease expired February 28, 2023, and was extended beginning March 1, 2023 to February 28, 2026. The second lease expired August 31, 2023, and was extended beginning September 1, 2023 to August 31, 2026. The aggregate monthly lease payments range from $89 (year one), to $111 (year two), to $125 (year three), with an aggregate commitment of $3,896. The lease amendments to the two operating leases were considered new lease agreements and as a result, the Company recognized operating lease right-of-use assets and related operating lease liabilities of approximately $3,578 upon commencement of the new terms in 2023.

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Lease Cost (in thousands)
Operating lease cost (of which $37 is included in general and administration and $245 is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2024, and $28 and $181 for the same period in 2023, respectively)	$282	$212

Other Information
Weighted average remaining lease term – operating leases (in years)	2.2	1.7
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2024	At December 31, 2023
Operating leases (in thousands)
Long-term right-of-use assets, net of accumulated amortization of $1,046 and $760, respectively	$2,530	$2,818

Current portion of operating lease liabilities	$1,197	$1,124
Noncurrent portion of operating lease liabilities	1,537	1,856
Total operating lease liabilities	$2,734	$2,980

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2024 (remaining 9 months)	968
2025	1,446
2026	496
Total lease payments	2910
Less: Imputed interest/present value discount	(176)
Present value of lease liabilities	$2,734

Rent expense for the three months ended March 31, 2024 and 2023 was $399 and $287, respectively.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2023	140,000	$5.22
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2024 (unaudited)	140,000	$5.22
Exercisable, March 31, 2024 (unaudited)	140,000	$5.22

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At December 31, 2023, the Company had total outstanding options of 140,000, which were carried forward to March 31, 2024. These options are fully vested, exercise prices ranging from $4.84 to $5.60, and with 30,000 option shares set to expire in December 2027 and the remaining 110,000 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at March 31, 2024.

NOTE 8 – STOCK WARRANTS

At March 31, 2023, the Company had warrants purchase an aggregate of 24,122 shares of the Company’s common stock, originally issued July 7, 2020, outstanding. On November 9, 2023, the warrants were exchanged on a cashless basis for 12,062 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2023, or March 31, 2024.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we experienced, we qualified for approximately $2,000 of ERC during the year ended December 31, 2021. The Company believes that it has complied with the ERC eligibility requirements, and as of December 31, 2023 and March 31, 2024, the balance of $2,000 is presented as ERC receivable in the accompanying balance sheets. Subsequent to March 31, 2024, the Company received $700 of the ERC receivable.

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

During the three months ended March 31, 2024 and March 31, 2023, 71% and 95%, respectively, of our total net sales were within the telecommunications market. During first quarter 2024, our two largest customers represented 49% and 25% of our total net sales, respectively, one being a Tier-1 telecommunications customer and one being a customer in the military market in the U.S. During the same period in 2023, our two largest customers represented 49% and 27% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During 2024 and 2023, sales to international customers accounted for 6% and 27% of total net sales, respectively. Sales to military customers during 2024 and 2023 accounted for 26% and 5% of total net sales, respectively. During 2024 and 2023, sales to marine customers accounted for 3% of total net sales.

We continue to market our prime power DC generators incorporating the Toyota 1KS engines optimized for propane, natural gas, and extremely long operational life. We believe that with the increasing installation restrictions on small diesel engines along with their limited availability due to stringent EPA regulations will force a change towards natural gas and propane (LPG) generators. LPG and natural gas generators are lower in operating cost than diesel powered generators in many areas throughout the world. As our customers transition towards cleaner fuels we anticipate our LPG and natural gas generators will provide strong opportunities for growth and diversification in line with our long-term plan.

During the first quarter of 2024, we completed one year of successful operation of over three hundred generators powering telecommunication sites in a small island in South Pacific region, where nearly all telecommunication towers are operated by our generators selected for low fuel consumption. We believe high reliability and large fuel savings will result in adoption of our DC generators throughout the region.

Expansion of higher power consumption 4G and 5G networks globally has placed emphasis on use of fuel efficient technologies, such as DC generators. In rural, semi-urban applications with poor grid infrastructure, DC generators deliver up to 40% more fuel efficiency when compared to conventional AC generators. We believe, low noise, longer life and higher fuel efficiency of our generators will continue to expand our markets in small urban centers, islands lacking electric infrastructure worldwide.

We plan to introduce our upgraded mobile CHAdeMO EV chargers to CCS towards the second half of 2024. Our Mobile EV chargers are designed to provide rapid off-grid charging for electric vehicles.

We market our DC generators for the military, advanced mobility and marine markets as part of our ongoing customer diversification strategy. The military’s increasing use of robotics, drones, and computerization in the field is driving the demand for battery charging with DC generators. Marine sales interest have increased significantly both domestically and overseas due to the increased performance in comfort and fuel economy. Also, there are increasing restrictions on the use of diesel and gasoline engines in many lakes and waterways making way for our natural gas and propane operated generators. Using natural gas and propane for home and office charging for EVs and forklifts is still a market under development. Same is true for diesel mobile chargers for emergency roadside assistance.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three months ended March 31, 2024. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2024 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

During 2024 we have experienced four consecutive months of sales growth when compared to previous year. During month of April 2024, we received $2.0 million in orders from our telecom customers.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that impacted our condensed financial statements and related notes included herein.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2024 were $1,775, which represents a 58% decrease in net sales as compared to $4,190 for the three months ended March 31, 2023. We reported a net loss of $2,142 for the three months ended March 31, 2024, as compared to a net loss of $1,113 for the same period in 2023. 69% of our net sales for the period ended March 31, 2024 were orders that were placed on hold in the previous year by our Teir-1 telecommunications customers in the U.S. Shipments were released during the first quarter of 2024 as customers authorized shipments. We saw improvements in net sales month-over-month during the quarter, but the bulk of the pending orders were pushed to ship in the following quarter.

We received $5.7 million in new purchase orders from customers during the first quarter of 2024, of which 54% represented orders from our telecommunications customer in the U.S., 34% from telecommunications in international markets, and 11% from customers in military markets. Total backlog at March 31, 2024 was $7,700.

In recognition of four months of continued growth in sales we plan to hire additional personnel to reduce product lead times.. During our previous quarters we added sales and marketing staff to enhance our customer communications and expand our customer base in all market segments by.

See “Risk Factors” commencing on page 20 of this Quarterly Report on Form 10-Q for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2024	2023	Favorable (Unfavorable)	Favorable (Unfavorable)	2024	2023
	(unaudited)	(unaudited)
Net sales	$1,775	$4,190	$(2,415)	(58)%	100.0%	100.0%
Cost of sales	2,177	3,435	1,258	37%	122.6%	82.0%
Gross profit (loss)	(402)	755	(1,157)	(153)%	(22.6)%	18.0%
Sales and marketing expenses	231	333	102	31%	13.0%	7.9%
Research and development expenses	220	346	126	36%	12.4%	8.3%
General and Administrative expenses	1,126	1,111	(15)	(1)%	62.6%	26.5%
Total operating expenses	1,577	1,790	213	12%	88.0%	42.7%

Loss from operations	(1,979)	(1,035)	(944)	(91)%	(110.6)%	(24.7)%
Interest and finance costs	(163)	(78)	(85)	(109)%	(9.2)%	(1.9)%
Loss before income taxes	(2,142)	(1,113)	(1,029)	(92)%	(120.7)%	(26.6)%
Income tax benefit	—	—	—	—%	—%	—%
Net loss	$(2,142)	$(1,113)	$(1,029)	(92)%	(120.7)%	(26.6)%

Net Sales. Net sales decreased $2,415, or 58%, to $1,775 for the three months ended March 31, 2024, as compared to $4,190 for the same period in 2023. The decrease in sales was primarily due delays in shipments to large international customer that has been subsequently resolved and deliveries resumed. During the three months ended March 31, 2024, our two largest customers accounted for 49% and 25% of our total net sales, respectively. During the same period in 2023, our two largest customers accounted for 49% and 27% of our total net sales, respectively. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 65% of our total net sales for the three months ended March 31, 2024, as compared to 68% for the same period in 2023. Our international sales represented 6% of our net sales in 2024, as compared to 27% in international sales in 2023.

Cost of Sales. Cost of sales during the three months ended March 31, 2024 decreased by $1,258, or 37%, to $2,177, as compared to $3,435 during the same period in 2023. Cost of sales as a percentage of net sales during the three months ended March 31, 2024 increased to 122.6% as compared to 82.0% in the same period in 2023. The decrease in cost of sales was primary attributable to lower volumes of productions when compared to 2023. The increase in cost of sales as a percentage of net sales during 2024 is a result of an increase in factory overhead absorption as compared to the same period in 2023.

Delays in shipments to our two largest customers during the first quarter 2024 resulted in under absorption of factory overhead which negatively affected our cost of sales in the short-term.

Gross Profit (Loss). We had a gross loss of $402 for the three months ended March 31, 2024, which is a decrease of $1,157, or 153%, as compared to gross profit of $755 during the same period in 2023. The decrease in gross profit for the three months ended March 31, 2024, was primarily a result of excess overhead resulting from the lower net sales during quarter.

Our gross loss as a percentage of net sales was 22.6% for the quarter ended March 31, 2024, as compared to a gross profit as a percentage of net sales of 18.0% in the same period in 2023.

Sales and Marketing Expenses. During the three months ended March 31, 2024, sales and marketing expenses decreased by $102, or 31%, to $231, as compared to $333 during the same period in 2023. The decrease was attributable to a slight decrease in sales support staff during 2024 as compared to the same period in 2023. We plan to increase our sales force and increase our marketing and tradeshow activities in 2024 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the three months ended March 31, 2024, research and development expenses decreased by $126 or 36%, to $220, as compared to $346 during the same period in 2023. The decrease in research and development expenses resulted from a decrease in engineering staff during the period ended March 31, 2024. We plan to recruit additional engineers during 2024 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses was $1,126 for the three months ending March 31, 2024, as compared to $1,111 for the same period in 2023.

Interest and Finance Costs. Interest expense for the three months ended March 31, 2024 was $163, as compared to $78 during the same period in 2023. The $85 increase in interest expense resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. As a result of the factors identified above, we reported net loss of $2,142, or $(0.12) per basic and diluted share, for the three months ended March 31, 2024, as compared to net loss of $1,113, or $(0.09) per basic and diluted share, for the same period in 2023.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2024, we funded our operations primarily from cash on hand. As of March 31, 2024, we had working capital of $9,668, as compared to working capital of $11,775 at December 31, 2023. This $2,107 decrease in working capital is primarily attributable to $337 decrease in cash and cash equivalents resulting from net cash of $989 used in operating activities, and net cash of $nil used in investing activities, and net cash of $652 from financing activities.

On March 31, 2024 and December 31, 2023, our net trade receivables totaled $1,282 and $1,676, respectively. On March 31, 2024, $902 (70%) and $134 (10%) represented the two largest open customer account balances, while $1,156 (69%) and $264 (16%) represented the two largest open customer account balances on December 31, 2023.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. As of March 31, 2024, the ERC is still being processed by the IRS.

Our available capital resources on March 31, 2024 consisted primarily of $212 in cash and cash equivalents, as compared to $549 as of December 31, 2023. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

We have an outstanding balance of $4,914 under the Loan Agreement at March 31, 2024. As of March 31, 2024, we had availability under the Loan Agreement of $216 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(989)	$(1,156)
Investing Activities	—	—
Financing Activities	652	1,064
Net decrease in cash	$(337)	$(92)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $989 as compared to net cash used in operating activities of $1,156 for the same period in 2023. This decrease in net cash used in 2024 was primarily due to a net loss of $2,142, a decrease in accounts payable of $583, while an increase in cash was provided by an increase in customer deposits of $927, and a decrease in accounts receivable of $394, and a decrease in inventory of $301.

Investing Activities

We did not have any investing activities for the three months ended March 31, 2024 and March 31, 2023.

Financing Activities

Net cash provided by financing activities totaled $652 for the three months ended March 31, 2024, as compared to $1,064 provided by financing activities during the same period in 2023. This cash provided was primarily borrowings from the line of credit with Pinnacle Bank.

Backlog

As of March 31, 2024, we had a backlog of $7,700. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2024, was comprised of the following elements: 40% in purchases of DC power systems by telecommunications customers in the U.S., 50% in purchases by telecommunications customers outside the U.S., 8% in purchases by customers in the military markets, and 2% in purchases by customers in other markets. We believe the majority of our backlog will be shipped within the next six to twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic and recovery has had, and will likely continue to have, a significant negative impact on our business, sales, results of operations and financial condition.

The COVID-19 pandemic and recovery has had a widespread and detrimental effect on the global economy, particularly in the U.S. since 2020, but to a lesser extent in 2023 and 2024. The repercussions of COVID-19 and recovery is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing raw materials from suppliers.

In addition, the COVID-19 pandemic and recovery adversely affected the economies and financial markets of many countries, which may affect our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness. In the event of a sustained market deterioration and continued declines in net sales, and other repercussions of the COVID-19 pandemic and recovery, we may need additional liquidity. The need for additional liquidity may also be affected by the federal government’s potential failure to raise the debt ceiling or correct a prolonged banking or financial crisis. Such disruptions may impact the broader capital markets, and in turn, may impact our ability to access those markets. We cannot provide any assurance that we will be able to obtain additional sources of financing or liquidity on acceptable terms, or at all.

The ultimate impact of the COVID-19 pandemic and recovery on our business and results of operations remains unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and potential resurgence of COVID-19, repeat or cyclical outbreaks and any additional preventative and protective actions that governments, or we, or our customers, or our suppliers may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time, but we expect it will continue to have a material impact on our business, financial condition and results of operations.

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

The continuation or escalation of events like the war in Russia-Ukraine war or the Hamas-Israel conflict may also disrupt business operations of our suppliers and/or customers, causing supply chain constraints or delayed spending by our customers. The full impact of such events are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the quarter ended March 31, 2024, we incurred net loss of approximately $2,142. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $6,548 and $5,584, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

The product development time before a customer agrees to purchase our DC power systems can be considerable. Our process for developing an integrated solution may require use of significant engineering resources, including design, prototyping, modeling, testing and application engineering. The length of this cycle is influenced by many factors, including the difficulty of the technical specification and complexity of the design and the customer’s procurement processes. A significant period may elapse between our investment of time and resources in designing and developing a product for a customer and receipt of revenue from sales of that product. The length of this process, combined with unanticipated delays in the development cycles and the effects of the COVID-19 pandemic and recovery on our ability to demonstrate our products to current and potential customers could materially affect our results of operations and financial conditions.

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

Our operations require raw materials, such as aluminum, copper, engines, electronics, and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have an adverse effect on the cost or supply of these magnets. At our current production volumes, we are unable to secure large quantities of these commodities at fixed prices; however, we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities or other reasons may significantly increase the timing of receipt of such materials and/or increase the material costs of our products. For example, as a result of the COVID-19 pandemic and recovery, we are currently experiencing both delays in sourcing, and price increases of, certain key components. As a result of these delays, our standard eight-week delivery time has increased to fourteen weeks. In addition, if production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components continues to be disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

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

Our future success will depend on our ability to continue to develop new and enhanced DC power systems and related products and services that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and services depends on a number of factors, including:

●	the impact of the COVID-19 pandemic and recovery on the global markets;

●	the changing requirements and preferences of the potential customers in our markets;

●	the accurate prediction of market requirements, including regulatory issues;

●	the timely completion and introduction of new products and services to avoid obsolescence;

●	the quality, price and performance of new products and services;

●	the availability, quality, price and performance of competing products and services;

●	our customer service and support capabilities and responsiveness;

●	the successful development of our relationships with existing and potential customers; and

●	changes in industry standards.

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

Natural disasters or other catastrophic events, including the COVID-19 pandemic and recovery, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services.

We are dependent on relationships with our key material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Perkins Engines Company Limited (“Perkins”). Engines from Yanmar, Toyota and Perkins represented 94%, 2%, and nil% our total engines sold as a component of our DC power systems during the three months ended March 31, 2024, respectively, and engines from Yanmar, Toyota and Perkins represented 64%, 2%, and 31% our total engines sold as a component of our DC power systems during the during the same period in 2023, respectively. We also use engines from Isuzu, Ford and, to a lesser extent, Kubota and Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic and recovery, or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

We manufacture and assemble our DC power systems at our two production facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, whether due to the COVID-19 pandemic and recovery, equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to one or both of these facilities as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended March 31, 2024 and 2023, our sales to international customers accounted for 6% and 27%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Some of the risks and challenges of doing business internationally include:

●	the impact of the COVID-19 pandemic and recovery on the global markets and the power generation market with the international telecommunications markets;

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;
●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 32.0% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of March 31, 2024, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: May 15, 2024	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

