Form 10-Q
period 2024-06-30
Polar Power, Inc.
filed 2024-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act:

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2024 was 17,561,612.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,119	$549
Accounts receivable	2,310	1,676
Inventories	15,776	16,522
Prepaid expenses	387	455
Employee retention credit receivable	—	2,000
Income taxes receivable	—	787
Total current assets	19,592	21,989

Other assets:
Operating lease right-of-use assets, net	2,239	2,818
Property and equipment, net	241	344
Deposits	108	108

Total assets	$22,180	$25,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$597	$1,762
Customer deposits	1,469	1,618
Accrued liabilities and other current liabilities	1,156	1,151
Line of credit	4,683	4,238
Notes payable-related party, current portion	258	257
Notes payable, current portion	16	64
Operating lease liabilities, current portion	1,260	1,124

Total current liabilities	9,439	10,214

Operating lease liabilities, net of current portion	1,193	1,856

Total liabilities	10,632	12,070

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,579,089 shares issued and 17,561,612 shares outstanding on June 30, 2024, and December 31, 2023	2	2
Additional paid-in capital	38,886	38,886
Accumulated deficit	(27,300)	(25,659)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	11,548	13,189

Total liabilities and stockholders’ equity	$22,180	$25,259

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales	$4,660	$5,587	$6,434	$9,777
Cost of Sales	2,828	4,112	5,005	7,548
Gross profit	1,832	1,475	1,429	2,229

Operating Expenses
Sales and marketing	264	310	494	642
Research and development	195	338	415	684
General and administrative	913	1,137	2,040	2,248
Total operating expenses	1,372	1,785	2,949	3,574

Income (loss) from operations	460	(310)	(1,520)	(1,345)

Other income (expenses)
Interest expense and finance costs	(179)	(126)	(342)	(204)
Interest Income	220	—	221
Total other income (expenses), net	41	(126)	(121)	(204)

Net income (loss)	$501	$(436)	$(1,641)	$(1,549)

Net income (loss) per share – basic and diluted	$0.03	$(0.03)	$(0.09)	$(0.12)
Weighted average shares outstanding, basic and diluted	17,561,612	12,949,550	17,561,612	12,949,550

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended June 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,801)	$(40)	$11,047
Net income	—	—	—	501	—	501
Balance, June 30, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,300)	$(40)	$11,548

Six months ended June 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2023	17,579,089	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(1,641)	—	(1,641)
Balance, June 30, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,300)	$(40)	$11,548

Three months Ended June 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,224)	$(40)	$17,068
Net loss	—	—	—	(436)	—	(436)
Balance, June 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,660)	(40)	$16,632

Six months ended June 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Net loss	—	—	—	(1,549)	—	(1,549)
Balance, June 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,660)	$(40)	$16,632

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,641)	$(1,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121	226
Changes in operating assets and liabilities
Accounts receivable	(634)	(1,488)
Employee retention credit	2,000	—
Inventories	746	(2,229)
Prepaid expenses	68	1,579
Income tax receivable	787	—
Operating lease right-of-use asset	579	454
Accounts payable	(1,165)	1,199
Customer deposits	(149)	(591)
Accrued expenses and other current liabilities	5	11
Operating lease liability	(527)	(416)
Net cash provided by (used in) operating activities	190	(2,804)

Cash flows from investing activities:
Acquisition of property and equipment	(18)	(194)
Net cash used in investing activities	(18)	(194)

Cash flows from financing activities:
Proceeds from advances from credit facility	445	3,044
Proceeds from notes payable, related party	—	160
Repayment of notes payable	(47)	(125)
Net cash provided by financing activities	398	3,079

Increase in cash and cash equivalents	570	81
Cash and cash equivalents, beginning of period	549	211
Cash and cash equivalents, end of period	$1,119	$292

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the six months ended June 30, 2024, the Company recorded a net loss of $1,641. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2024, the Company had a cash balance of $1,119, with borrowing capacity of $643, stockholders’ equity of $11,548, and working capital of $10,153. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three-month and six months ended June 30, 2024 and 2023. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
DC power systems	$4,475	$5,439
Engineering & Tech Support Services	38	31
Accessories	147	117
Total net sales	$4,660	$5,587

	Six months ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
DC power systems	$6,041	$9,520
Engineering & Tech Support Services	125	54
Accessories	268	203
Total net sales	$6,434	$9,777

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
Telecom	$4,445	$5,408
Government/Military	163	131
Marine	13	27
Other (backup DC power to various industries)	39	21
Total net sales	$4,660	$5,587

	Six months ended June 30,
	2024 (Unaudited)	2023 (Unaudited)
Telecommunications	$5,703	$9,400
Government/Military	622	324
Marine	51	28
Other (backup DC power to various industries)	58	25
Total net sales	$6,434	$9,777

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
United States	$3,490	$3,947
Canada		161
South Pacific Islands	1,146	1,453
Indonesia	24	—
Africa	—	26
Total net sales	$4,660	$5,587

	Six months ended
	June 30,
	2024	2023
	(Unaudited)	(Unaudited)
United States	$5,164	$7,011
Canada	—	162
South Pacific Islands	1,225	2,578
Indonesia	24
Japan	20	—
Europe and Middle East	1	—
Africa	—	26
Total net sales	$6,434	$9,777

For the three-months ended June 30, 2024 and 2023, international sales totaled $1,170 and $1,641 respectively. For the six-months ended June 30, 2024 and 2023, international sales totaled $1,269 and $2,766 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the three months and six months ended June 30, 2024, and the year ended December 31, 2023, there were no write-downs of inventory.

As of June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30, 2024 (unaudited)	December 31, 2023

Raw materials	$13,769	$14,313
Finished goods	2,007	2,209
Total Inventories	$15,776	$16,522

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of June 30, 2024 and December 31, 2023, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2024 (unaudited)	December 31, 2023
Balance at beginning of the period	$600	$600
Payments	(138)	(469)
Provision for warranties	138	469
Balance at end of the period	$600	$600

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

Income Taxes

During the three months and six months ended June 30, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses for income tax reporting during such periods.

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. The Company has recorded a full valuation allowance against its deferred tax assets as the Company currently believes it is more likely than not that the deferred tax assets will not be realized.

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

 Concentrations

Revenues. For the three months ended June 30, 2024, and June 30, 2022, sales to telecommunications customers accounted for 95% and 97% of total revenues, respectively. Sales to international customers accounted for 25% and 29% of total revenues, respectively. The Company’s three largest customers during the three months ended June 30, 2024, generated 40%, 27%, and 22% of total revenues, as compared to the two largest customers during the three months ended June 30, 2023, generating 49% and 26% of total net revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

For the six months ended June 30, 2024, and June 30, 2023, sales to telecommunications customers accounted for 89% and 96% of total revenues, respectively. For the six months ended June 30, 2024, and June 30, 2023, sales to international customers accounted for 20% and 28% of total revenue, respectively. For the six months ended June 30, 2024, the Company’s three largest customers generated 42%, 20%, and 16% of total revenues, as compared to the two largest customers during the same period in 2023 generating 49% and 26% of total revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

Accounts receivable. At June 30, 2024, the two largest accounts receivable accounts from the Company’s customers represented 80% and 12%, of the Company’s total accounts receivable. At December 31, 2023, the Company’s two largest receivable accounts represented 69% and 16% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2024 or December 31, 2023.

Accounts payable. At June 30, 2024, accounts payable to the Company’s three largest vendors represented 48%, 7% and 5%, of the Company’s accounts payable. On December 31, 2023, the three largest accounts payable accounts to the Company’s vendors represented 30%, 10%, and 5%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Options	140,000	140,000
Warrants	—	24,122
Total	140,000	164,122

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2024 (Unaudited)	December 31, 2023
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,583	3,565
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,512	4,494
Less: accumulated depreciation and amortization	(4,271)	(4,150)
Property and equipment, net	$241	$344

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2024 and 2023 was $55 and $110, respectively. During the three months ended June 30, 2024 and 2023, $53 and $125, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2024 and 2023 was $121 and $226, respectively. During the six months ended June 30, 2024 and 2023, $116 and $220, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer extended three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, accrue interest at 1% per annum, are due over a period of 12 months with payments becoming due between 5 to 7 months after issuances of the notes, and no prepayment penalties. As of June 30, 2024, the first note was renewed for another twelve months and the aggregate outstanding balance of the loans is $258, with $72 due in August 2024, $28 due in October 2024, and $160 due in April 2025.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2024 (Unaudited)	December 31, 2023
Total Equipment Notes Payable	$16	$64
Less current portion	(16)	(64)
Notes Payable, Noncurrent portion	$—	$—

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and July 2024. The aggregate monthly payments of principal and interest of the outstanding notes payable as of June 30, 2024 is approximately $8.

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

At December 31, 2023, the outstanding balance under the line of credit was $4,238. During the six months ended June 30, 2024, the Company advanced an aggregate of $445 under the facility. At June 30, 2024, the outstanding balance under the line of credit was $4,683 and the Company had an amount of $643 available under the line of credit.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at June 30, 2024 and 9.75% at December 31, 2023). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at June 30, 2024 and 10.75% at December 31, 2023).

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of June 30, 2024.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2023	140,000	$5.22
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2024 (unaudited)	140,000	$5.22
Exercisable, June 30, 2024 (unaudited)	140,000	$5.22

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At June 30, 2024, and December 31, 2023, the Company had total outstanding options exercisable into 140,000 shares of the Company’s common stock. The options are fully vested, with exercise prices ranging from $4.84 to $5.60. 30,000 options expire in December 2027 and the remaining 110,000 options expire in April 2028.

The outstanding options had no intrinsic value at June 30, 2024.

NOTE 7 – STOCK WARRANTS

At March 31, 2023, the Company had warrants to purchase an aggregate of 24,122 shares of the Company’s common stock, originally issued July 7, 2020, outstanding. On November 9, 2023, the warrants were exchanged on a cashless basis for 12,062 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2023, or June 30, 2024.

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

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Lease Cost

Operating lease cost (of which $78 is included in general and administration and $519 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2024, and $64 and $435 for the same period in 2023, respectively)	$597	$499

Other Information
Weighted average remaining lease term – operating leases (in years)	1.9	1.4
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2024	At June 30, 2023
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $1,338 and $2,510, respectively	$2,239	$2,178

Short-term operating lease liabilities	$1,260	$717
Long-term operating lease liabilities	1,193	1,527
Total operating lease liabilities	$2,453	$2,244

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2024 (remaining 6 months)	653
2025	1,446
2026	496
Total lease payments	2,595
Less: Imputed interest/present value discount	(142)
Present value of lease liabilities	$2,453

Rent expense for the three months ended June 30, 2024 and 2023 was $399 and $362, respectively. Rent expense for the six months ended June 30, 2024 and 2023 was $799 and $649, respectively.

NOTE 9 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we experienced, we qualified for approximately $2,000 of ERC during the year ended December 31, 2021. The Company presented as ERC receivable in the accompanying balance sheets the amount of $2,000 as of December 31, 2023. In May 2024, the Company received $2,000 of the ERC receivable.

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

We believe it is more efficient to build power systems around the DC generator because it is then simpler to integrate it with battery storage and solar photovoltaics which also operate on DC. Many applications in communications, water pumping, lighting, vehicle and vessel propulsion, security systems operate on DC power only. Many micro-grids and energy storage are DC-based and use inverters to convert the DC to AC.

Serving these various markets, we offer the following configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

●	Base power systems. These stationary systems integrate a DC generator and automated controls with remote monitoring, which are typically contained within an environmentally regulated enclosure.

●	Hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) with our proprietary battery management system into our standard DC power systems.

●	DC solar hybrid power systems. These stationary systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power systems.

●	Mobile power systems. These are very light weight and compact power systems used for EV charging, robotics, communications and security.

During the three months ended June 30, 2024 and June 30, 2023, 95% and 97%, respectively, of our total net sales were within the telecommunications market. During the three months ended June 30, 2024, and June 30, 2023, sales to international customers accounted for 25% and 29% of total net sales, respectively; sales to military customers accounted for 3% and 2% of total net sales, respectively; and sales to other customers accounted for 2% and 1% of total net sales, respectively.

During the six months ended June 30, 2024 and June 30, 2023, 89% and 96%, respectively, of our total net sales were within the telecommunications market. During the six months ended June 30, 2024, and June 30, 2023, sales to international customers accounted for 20% and 28% of total net sales, respectively; sales to military customers accounted for 10% and 3% of total net sales, respectively; and sales to other customers accounted for 2% and 1% of total net sales, respectively.

We continue to expand our customer base internationally and across the various markets we service. Sales of our DC power systems to customers in international markets averaged over 20% of total net revenues per annum in the last two years. Prior to this, sales to international customers averaged less than 10% of total revenues per annum. We have several telecommunications customers in the South Pacific region, purchasing our DC generators to develop the telecommunications infrastructure in this region. We believe the implementation and ongoing development of 5G networks along with programs to develop the telecommunications infrastructure in rural and underdeveloped countries will continue to fuel our growth in the telecommunications market over the next five to ten years.

During 2023, we launched our prime power DC generators incorporating the Toyota 1KS engines optimized for propane, natural gas, and extremely long operational life. We believe that with the increasing installation restrictions on small diesel engines along with their limited availability due to stringent EPA regulations will force a change to natural gas and propane (LPG) generators. LPG and natural gas are lower in cost than diesel fuel in many areas throughout the world. Our new LPG and natural gas generators will provide strong opportunities for growth and diversification in line with our long-term plan.

Solar combined with the Toyota 1KS and 4Y engines along with our alternators and controls offer clean and renewable energy for applications including HVAC, refrigeration, EV charging, peak power shaving, off grid power, and backing up the grid for home and business.

In May 2023, we announced plans to expand our mobile offerings by upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. We expect to complete upgrading our EV chargers by the end of the fourth quarter 2024. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility.

We also continue to market our DC generators for the military, advanced mobility and marine markets as part of our ongoing customer diversification strategy. The military’s increasing use of robotics, drones, and computerization in the field is driving the demand for battery charging with DC generators. Military sales are advantageous because they typically represent long-term contracts, and they tend to cover the cost of product development. Marine sales interest have increased significantly both domestically and overseas due to the increased performance in comfort and fuel economy. Also, there are increasing restrictions on the use of diesel and gasoline engines in many lakes and waterways making way for our natural gas and propane operated generators. Using natural gas and propane for home and office charging for electric vehicle and forklifts is still a market under development. Same is true for diesel mobile chargers for emergency roadside assistance.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three and six months ended June 30, 2024. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2024 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

Our sales backlog as of June 30, 2024 was $5,733, of which our telecommunications customers in the U.S. accounted for 79%, customers in military markets accounted for 12%, customers in the marine markets accounted for 7%, and customers in other markets accounted for 2%.

During the three months ended June 30, 2024, we received approximately $2,900 in tax refunds and Employee Retention Credit (ERC) payments applied for in prior years.

In July 2024, Michael Field was appointed a director of the Company. Mr. Field joins our Board of Directors and serves in our audit committee, compensation committee and nominating and corporate governance committee of the Board. He is the chair of the compensation committee and chair of the nominating and corporate governance committee of the Board. Mr Field has over four decades of experience in global manufacturing and equipment spanning engineering and technology development, lean manufacturing, factory and systems integration, product management and channel development. He has held key operating and managerial roles and positions both at the divisional and executive levels at UTC Carrier Corporation, PRI Automation and Brooks Automation, and is currently the President and CEO of The Raymond Corporation, which is in the materials handling market.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2024 were $4,660, which represents a 17% decrease in net sales as compared to $5,587 for the three months ended June 30, 2023. Our net sales for the six months ended June 30, 2024 were $6,434, which represents a 34% decrease in net sales as compared to $9,777 for the same period in 2023.

 Our net sales for the quarter ended June 30, 2024, increased 163% to $4,660, as compared to $1,775 during the first quarter of 2024. Our Tier-1 telecommunications customers approved shipment of orders they had asked us to hold during the second half of 2023. During the second quarter of 2024, we also completed delivery on ten hybrid power systems to customers in the Solomon Islands with a combined value of $1,165.

Our total backlog as of June 30, 2024, was $5,733, of which telecommunications customers in the U.S. represented 79%, customers in the military market represented 12%, customers in the marine market represented 7%, and customers in other markets represented 2%. During the six-month period ending June 30, 2024, we received purchased orders totaling $3,814 from customers that are not Tier-1 telecommunications customers.

We believe we are making significant progress in diversifying our customer base by pursuing opportunities to new markets, such as homes and apartment buildings, electric vehicles and drones, greenhouses, pools, and more, for clean fuel and solar hybrid DC power generation.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2024 (unaudited)	2023 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2024	2023
Net sales	$4,660	$5,587	$(927)	(17)%	100.0%	100.0%
Cost of sales	2,828	4,112	1,284	31%	60.7%	73.6%
Gross profit	1,832	1,475	357	(24)%	39.3%	26.4%
Sales and marketing expenses	264	310	46	15%	5.7%	5.5%
Research and development expenses	195	338	143	42%	4.2%	6.0%
General and Administrative expenses	913	1,137	224	20%	19.6%	20.4%
Total operating expenses	1,372	1,785	413	23%	29.4%	31.9%
Income (loss) from operations	460	(310)	770	248%	9.9%	(5.5)%
Interest and finance costs	(179)	(126)	(53)	(42)%	(3.8)%	(2.3)%
Interest Income	220	—	220	—%	4.7%	—
Net loss	$501	$(436)	$937	215%	10.8%	(7.8)%

Net Sales. Net sales decreased $927, or 17%, to $4,660 for the three months ended June 30, 2024, as compared to $5,587 for the same period in 2023. The decrease in sales was primarily attributed to a shortage in qualified staff to meet production demand. For the three months ended June 30, 2024, sales to our largest telecommunication customer in the U.S. accounted for 40% of our total net sales, our second largest customer being a telecommunications customer in Puerto Rico represented 27% of our total net sales, and our third largest customer being a telecommunications customer in the Solomon Islands represented 22% of our total net sales. For the same period in 2023, 49% of our total net sales were generated from our largest U.S. telecommunications customer, and our second largest customer being a telecommunications customer is Papua New Guinea represented 26% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 70% of our total net sales for the three months ended June 30, 2024, as compared to 68% for the same period in 2023. Our international sales represented 25% of our total net sales for the three months ended June 30, 2024, as compared to 29% in international sales in the same period in 2023.

Cost of Sales. Cost of sales during the three months ended June 30, 2024 decreased by $1,284, or 31%, to $2,828, as compared to $4,112 during the same period in 2023. Cost of sales as a percentage of net sales during the three months ended June 30, 2024 decreased to 60.7% as compared to 73.6% in the same period in 2023 primarily as a result of a decrease in factory overhead absorption as compared to the same period in 2023.

Gross Profit. We had a gross profit of $1,832 for the three months ended June 30, 2024, which is an increase of $357 or 24%, as compared to gross profit of $1,475 during the same period in 2023. The increase in gross profit for the three months ended June 30, 2024 was primarily a result of improved labor efficiencies in manufacturing and utilization of $109 of previously written off obsolete inventory. Our gross profit as a percentage of net sales was 39.3% for the quarter ended June 30, 2024, as compared to a gross profit as a percentage of net sales of 26.4% in the same period in 2023.

Sales and Marketing Expenses. During the three months ended June 30, 2024, sales and marketing expenses decreased by $46, or 15%, to $264, as compared to $310 during the same period in 2023. The decrease was attributable to a decrease in sales support staff and travel related expenses during the quarter as compared to the same period in 2023.

Research and Development Expenses. During the three months ended June 30, 2024, research and development expenses decreased by $143, or 42%, to $195, as compared to $338 during the same period in 2023. The decrease was primarily due to a decrease in research and development support staff and consulting services during the three months ended June 30, 2024 as compared to the same period in 2023. We plan to recruit additional engineers during 2024 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $224, or 20%, to $913 during the three months ended June 30, 2024, as compared to $1,137 during same period in 2023. The decrease in general and administrative expenses during the three months ended June 30, 2024 was primarily due to a decrease in general and administrative staff.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2024 was $179, as compared to $126 during the same period in 2023. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Profit (Loss). As a result of the factors identified above, we reported net profit of $501, or $0.03 per basic and diluted share, for the three months ended June 30, 2024, as compared to net loss of $436, or $(0.03) per basic and diluted share, for the same period in 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2024 (unaudited)	2023 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2024	2023
Net sales	$6,434	$9,777	$(3,343)	(34)%	100.0%	100.0%
Cost of sales	5,005	7,548	2,543	34%	77.8%	77.2%
Gross profit	1,429	2,229	(800)	(36)%	22.2%	22.8%
Sales and marketing expenses	494	642	148	23%	7.7%	6.6%
Research and development expenses	415	684	269	39%	6.5%	7.0%
General and Administrative expenses	2,040	2,248	208	9%	31.7%	23.0%
Total operating expenses	2,949	3,574	625	17%	45.8%	36.6%
Loss from operations	(1,520)	(1,345)	(175)	(13)%	(23.6)%	(13.8)%
Interest and finance costs	(342)	(204)	(138)	(68)%	(5.1)%	(2.1)%
Interest Income	221	—	221	—%	3.4%	0.0%
Net loss	$(1,641)	$(1,549)	$(92)	(6)%	(25.5)%	(15.8)%

Net Sales. Net sales decreased $3,343, or 34%, to $6,434 for the six months ended June 30, 2024, as compared to $9,777 for the same period in 2023. The decrease in sales was primarily attributed to shortages manufacturing staff during the second quarter of 2024, and a slow start in shipments at the beginning of the year as a result of our largest customer asking to postpone shipments during the first quarter. For the six months ended June 30, 2024, sales to our largest telecommunication customer in the U.S. accounted for 42% of our total net sales, our second largest customer being a telecommunications customer in Puerto Rico represented 20% of our total net sales, and our third largest customer being a telecommunications customer in the Solomon Islands represented 16% of our total net sales. For the same period in 2023, 49% of our total net sales were generated from our largest U.S. telecommunications customer, and 26% of our total net sales were generated from our second largest customer being a telecommunications customer in the South Pacific Islands. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 69% of our total net sales for the six months ended June 30, 2024, as compared to 68% for the same period in 2023. Our international sales represented 20% of our net sales for the six months ended June 30, 2024, as compared to 28% in international sales in the same period in 2023.

Cost of Sales. Cost of sales during the six months ended June 30, 2024 decreased by $2,543, or 34%, to $5,005, as compared to $7,548 during the same period in 2023. Cost of sales as a percentage of net sales during the six months ended June 30, 2024 remained flat at 77.8%, as compared to 77.2% in the same period in 2023.

Gross Profit. Gross profit during the six months ended June 30, 2024 decreased by $800, or 22.2%, to gross profit of $1,429, as compared to gross profit of $2,229 during the same period in 2023. Our gross profit as a percentage of net sales was 22.2% for the six months ended June 30, 2024, as compared to 22.8% in the same period in 2023.

Sales and Marketing Expenses. During the six months ended June 30, 2024, sales and marketing expenses decreased by $148, or 23%, to $494, as compared to $642 during the same period in 2023. The decrease was attributable to a decrease in sales support staff and travel related expenses. We plan to expand our marketing efforts by adding staff and product demonstrations to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the six months ended June 30, 2024, research and development expenses decreased by $269, or 39%, to $415, as compared to $684 during the same period in 2023. The decrease was primarily due to a decrease in research and development support staff and consulting services during the six months ended June 30, 2024, as compared to the same period in 2023. We plan to recruit additional engineers during the second half of 2024 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $208, or 9%, to $2,040 during the six months ended June 30, 2024, as compared to $2,248 during same period in 2023. The decrease in general and administrative expenses during the six months ended June 30, 2024 was primarily due to a decrease in general and administrative staff.

Interest and Finance Costs. Interest and finance costs for the six months ended June 30, 2024 was $342, as compared to $204 during the same period in 2023, an increase of $138. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle Bank.

Net Loss. For the six months ended June 30, 2024, we incurred net loss of $1,641, or $(0.09) per basic and diluted share, as compared to net loss of $1,549, or $(0.12) per basic and diluted share for the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

During the six months ended June 30, 2024, we funded our operations primarily from cash on hand. As of June 30, 2024, we had working capital of $10,153, as compared to working capital of $11,775 at December 31, 2023. This $1,622 decrease in working capital is primarily attributable to $570 increase in cash and cash equivalents resulting from net cash of $190 provided by operating activities, and net cash of $18 used in investing activities, and net cash of $398 from financing activities.

On June 30, 2024 and December 31, 2023, our net trade receivables totaled $2,310 and $1,676, respectively. On June 30, 2024, $1,845 (80%), and $287 (12%) represented the two largest open customer account balances, while $1,156 (69%) and $264 (16%) represented the two largest open customer account balances on December 31, 2023.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. In May 2024, we received $2,000 of the ERC receivable.

Our available capital resources on June 30, 2024 consisted primarily of $1,119 in cash and cash equivalents, as compared to $549 as of December 31, 2023. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

We have an outstanding balance of $4,683 under the Loan Agreement at June 30, 2024. As of June 30, 2024, we had availability under the Loan Agreement of $643 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$190	$(2,804)
Investing Activities	(18)	(194)
Financing Activities	398	3,079
Net increase in cash	$570	$81

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $190 as compared to net cash used in operating activities of $2,804 for the same period in 2023. This increase in net cash provided in 2024 was primarily due to a net loss of $1,641, a decrease in ERC receivable of $2,000, a decrease in refundable income taxes of $787, and a decrease in accounts receivable of $1,165.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $18, as compared to net cash used in investing activities of $194 for the same period in 2023. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash from financing activities totaled $398 for the six months ended June 30, 2024, as compared to $3,079 used by financing activities during the same period in 2023. This cash provided was primarily borrowings from the line of credit with Pinnacle Bank.

Backlog

As of June 30, 2024, we had a sales backlog of $5,733. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at June 30, 2024 was comprised of the following elements: 79% in purchases of DC power systems by telecommunications customers, 11% in purchases from customers in the military market, 7% in purchases from customers in the marine market, and 2% in purchases by customers from other markets. Of the total backlog, 86% of the purchases are from customers in the U.S. and 14% from customers in international markets. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in the past. For the six months ended June 30, 2024, we incurred net loss of approximately $1,641. For the years ended December 31, 2023 and 2022, we incurred consolidated net losses of approximately $6,548 and $5,584, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Perkins Engines Company Limited (“Perkins”). Engines from Yanmar, Toyota, and Perkins represented 86%, nil, and 10% of our total engines sold as a component of our DC power systems during the three months ended June 30, 2024, respectively, and represented approximately 53%, nil, and 36% of our total engines sold as components of our DC power systems during the same period in 2023, respectively. Engines from Yanmar, Toyota, and Perkins represented 88%, 1%, and 7% of our total engines sold as a component of our DC power systems during the six months ended June 30, 2024, respectively, and represented approximately 58%, 1%, and 34% of our total engines sold as components of our DC power systems during the same period in 2023, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In March 2023, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of the COVID-19 pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended June 30, 2024 and 2023, our sales to international customers accounted for 25% and 29%, respectively, of total revenue. During the six months ended June 30, 2024 and 2023, our sales to international customers accounted for 20% and 28%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

The Nasdaq notice indicated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until May 22, 2024, to regain compliance. On May 17, 2024, we submitted a request for an extension of time to meet compliance, and on May 30, 204, we received a Nasdaq extension letter granting us until November 18, 2024 to meet compliance.

If, at any time before November 18, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that we have achieved compliance with the Bid Price Rule.

If we do not regain compliance with the Bid Price Rule by November 18, 2024, our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by Nasdaq to a hearings panel.

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

Effective July 25, 2024, we appointed Michael Field as a new member of the Board of Directors of the Company and appointed him, as an independent director, to serve as a member of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee of the Board. By admitting Michael Field to the Board of Directors, we believe we are back in compliance with Nasdaq Listing Rule 5605 effective July 25, 2024. However, there can be no assurance that we will continue to be in compliance with Nasdaq Listing Rule 5605 or other Nasdaq listing rules.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of June 30, 2024, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: August 14, 2024	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

