Form 10-Q
period 2024-09-30
Polar Power, Inc.
filed 2024-11-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act:

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 14, 2024 was 17,561,612.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$498	$549
Accounts receivable	2,949	1,676
Inventories	15,029	16,522
Prepaid expenses	171	455
Employee retention credit receivable	—	2,000
Income taxes receivable	—	787
Total current assets	18,647	21,989

Other assets:
Operating lease right-of-use assets, net	1,944	2,818
Property and equipment, net	217	344
Deposits	108	108

Total assets	$20,916	$25,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$346	$1,762
Customer deposits	750	1,618
Accrued liabilities and other current liabilities	1,171	1,151
Line of credit	4,661	4,238
Notes payable-related party, current portion	265	257
Notes payable, current portion	—	64
Operating lease liabilities, current portion	1,322	1,124

Total current liabilities	8,515	10,214

Operating lease liabilities, net of current portion	840	1,856

Total liabilities	9,355	12,070

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 17,579,089 shares issued and 17,561,612 shares outstanding on September 30, 2024, and December 31, 2023	2	2
Additional paid-in capital	38,886	38,886
Accumulated deficit	(27,287)	(25,659)
Treasury Stock, at cost (17,477 shares)	(40)	(40)
Total stockholders’ equity	11,561	13,189

Total liabilities and stockholders’ equity	$20,916	$25,259

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Net Sales	$4,914	$1,911	$11,348	$11,688
Cost of Sales	3,490	2,019	8,494	9,566
Gross profit (loss)	1,424	(108)	2,854	2,122

Operating Expenses
Sales and marketing	252	274	746	917
Research and development	172	299	586	983
General and administrative	960	992	3,001	3,240
Total operating expenses	1,384	1,565	4,333	5,140

Income (loss) from operations	40	(1,673)	(1,479)	(3,018)

Other income (expenses)
Interest expense and finance costs	(153)	(171)	(496)	(375)
Other Income (expense), net	126	—	347	—
Total other income (expenses), net	(27)	(171)	(149)	(375)

Net income (loss)	$13	$(1,844)	$(1,628)	$(3,393)

Net income (loss) per share – basic and diluted	$0.00	$(0.14)	$(0.09)	$(0.26)
Weighted average shares outstanding, basic and diluted	17,561,612	12,949,550	17,561,612	12,949,550

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended September 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,300)	$(40)	$11,548
Net income	—	—	—	13	—	13
Balance, September 30, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,287)	$(40)	$11,561

Nine months ended September 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2023	17,579,089	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(1,628)	—	(1,628)
Balance, September 30, 2024 (unaudited)	17,579,089	$2	$38,886	$(27,287)	$(40)	$11,561

Three months Ended September 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(20,660)	$(40)	$16,632
Net loss	—	—	—	(1,844)	—	(1,844)
Balance, September 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(22,504)	(40)	$14,788

Nine months ended September 30, 2023

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2022	12,967,027	$1	$37,331	$(19,111)	$(40)	$18,181
Net loss	—	—	—	(3,393)	—	(3,393)
Balance, September 30, 2023 (unaudited)	12,967,027	$1	$37,331	$(22,504)	$(40)	$14,788

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,628)	$(3,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	309
Changes in operating assets and liabilities
Accounts receivable	(1,273)	648
Employee retention credit	2,000	—
Inventories	1,492	(3,695)
Prepaid expenses	284	1,687
Deposits	—	(15)
Income tax receivable	787	—
Operating lease right-of-use asset	874	(2,863)
Accounts payable	(1,416)	1,758
Customer deposits	(868)	(406)
Accrued expenses and other current liabilities	20	(53)
Operating lease liability	(818)	2,939
Net cash used in operating activities	(400)	(3,084)

Cash flows from investing activities:
Acquisition of property and equipment	(18)	(194)
Net cash used in investing activities	(18)	(194)

Cash flows from financing activities:
Proceeds from advances from credit facility	423	3,310
Proceeds from notes payable, related party	8	233
Repayment of notes payable	(64)	(180)
Net cash provided by financing activities	367	3,363

Increase (decrease) in cash and cash equivalents	(51)	85
Cash and cash equivalents, beginning of period	549	211
Cash and cash equivalents, end of period	$498	$296

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the nine months ended September 30, 2024, the Company recorded a net loss of $1,628. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2024, the Company had a cash balance of $498, with borrowing capacity of $1,432, stockholders’ equity of $11,561, and working capital of $10,132. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 1, 2024. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the three-month and nine months ended September 30, 2024 and 2023. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
DC power systems	$4,340	$1,611
Engineering & Tech Support Services	224	200
Accessories	350	100
Total net sales	$4,914	$1,911

	Nine months ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
DC power systems	$10,381	$11,131
Engineering & Tech Support Services	349	254
Accessories	618	303
Total net sales	$11,348	$11,688

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
Telecom	$4,467	$1,827
Government/Military	371	2
Marine	43	60
Other (backup DC power to various industries)	33	22
Total net sales	$4,914	$1,911

	Nine months ended September 30,
	2024 (Unaudited)	2023 (Unaudited)
Telecommunications	$10,170	$11,222
Government/Military	993	330
Marine	94	88
Other (backup DC power to various industries)	91	48
Total net sales	$11,348	$11,688

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
United States	$4,444	$1,883
Canada	1	16
South Pacific Islands	84	8
Other Asia Pacific	4	4
Japan	11	—
Europe and Middle East	258	—
Africa	112	—
Total net sales	$4,914	$1,911

	Nine months ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
United States	$9,608	$8,894
Canada	1	178
South Pacific Islands	1,309	2,582
Other Asia Pacific	28	8
Japan	31	—
Europe and Middle East	259	—
Africa	112	26
Total net sales	$11,348	$11,688

For the three months ended September 30, 2024 and 2023, international sales totaled $470 and $28 respectively. For the nine months ended September 30, 2024 and 2023, international sales totaled $1,740 and $2,794 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the three months and nine months ended September 30, 2024, and the year ended December 31, 2023, there were no write-downs of inventory.

As of September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30, 2024 (unaudited)	December 31, 2023

Raw materials	$13,213	$14,313
Finished goods	1,816	2,209
Total Inventories	$15,029	$16,522

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of September 30, 2024 and December 31, 2023, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2024 (unaudited)	December 31, 2023
Balance at beginning of the period	$600	$600
Payments	(182)	(469)
Provision for warranties	182	469
Balance at end of the period	$600	$600

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

Income Taxes

During the three months and nine months ended September 30, 2024 and 2023, the Company did not record any provision for income taxes, as the Company incurred losses for income tax reporting during such periods.

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

Concentrations

Revenues. For the three months ended September 30, 2024 and 2023, sales to telecommunications customers accounted for 91% and 96% of total revenues, respectively. During the three months ended September 30, 2024 and 2023, sales to international customers accounted for 10% and 1% of total revenues, respectively. The Company’s three largest customers during the three months ended September 30, 2024, generated 46%, 18%, and 12% of total revenues, as compared to the largest customer during the three months ended September 30, 2023, generating 65% of total net revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

For the nine months ended September 30, 2024 and 2023, sales to telecommunications customers accounted for 90% and 96% of total revenues, respectively. For the nine months ended September 30, 2024, and September 30, 2023, sales to international customers accounted for 15% and 24% of total revenue, respectively. For the nine months ended September 30, 2024, the Company’s two largest customers generated 44% and 17% of total revenues, as compared to the two largest customers during the same period in 2023 generating 52% and 22% of total revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

Accounts receivable. At September 30, 2024, the two largest accounts receivable accounts from the Company’s customers represented 77% and 10% of the Company’s total accounts receivable. At December 31, 2023, the Company’s two largest receivable accounts represented 69% and 16% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2024 or December 31, 2023.

Accounts payable. At September 30, 2024, accounts payable to the Company’s three largest vendors represented 36%, 12% and 6%, of the Company’s accounts payable. On December 31, 2023, the three largest accounts payable accounts to the Company’s vendors represented 30%, 10% and 5%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Options	140,000	140,000
Warrants	—	24,122
Total	140,000	164,122

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2024 (Unaudited)	December 31, 2023
Production tooling, jigs, fixtures	$71	$71
Shop equipment and machinery	3,583	3,565
Vehicles	177	177
Leasehold improvements	390	390
Office equipment	185	185
Software	106	106
Total property and equipment, cost	4,512	4,494
Less: accumulated depreciation and amortization	(4,295)	(4,150)
Property and equipment, net	$217	$344

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2024 and 2023 was $25 and $82, respectively. During the three months ended September 30, 2024 and 2023, $23 and $79, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2024 and 2023 was $146 and $309, respectively. During the nine months ended September 30, 2024 and 2023, $140 and $298, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. The notes have relatively similar terms, and are unsecured. Two loans aggregating $232 accrue interest at 3.5% per annum, with $160 due in April 2025, and $72 due in August 2025. The third loan for $28 accrues interest at 1% per annum and is due in October 2024. At September 30, 2024, the aggregate balance of the loans and accrued is $265.

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2024 (Unaudited)	December 31, 2023
Total Equipment Notes Payable	$—	$64
Less current portion	—	(64)
Notes Payable, Noncurrent portion	$—	$—

The Company has entered into several financing agreements for the purchase of equipment in prior years. The terms of these financing arrangements are for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and mature between September 2023 and July 2024. The outstanding notes payable was paid off as of September 30, 2024.

NOTE 5 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million, plus (c) up to $146 collateralized by certain equipment. The Loan Agreement expired on September 30, 2024.

At December 31, 2023, the outstanding balance under the line of credit was $4,238. During the nine months ended September 30, 2024, the Company advanced a net of $423 under the facility. At September 30, 2024, the outstanding balance under the line of credit was $4,661 and the Company had an amount of $1,432 available under the line of credit.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at September 30, 2024 and 9.75% at December 31, 2023). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at September 30, 2024 and 10.75% at December 31, 2023).

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of September 30, 2024.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit.

NOTE 6 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2023	140,000	$5.22
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, September 30, 2024 (unaudited)	140,000	$5.22
Exercisable, September 30, 2024 (unaudited)	140,000	$5.22

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 1,754,385 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 350,877 shares to any one participant in any calendar year.

At September 30, 2024, and December 31, 2023, the Company had total outstanding options exercisable into 140,000 shares of the Company’s common stock. The options are fully vested, with exercise prices ranging from $4.84 to $5.60. Options exercisable into 30,000 shares of the Company’s common stock expire in December 2027, and the remaining option exercisable into 110,000 shares of the Company’s common stock expire in April 2028.

The outstanding options had no intrinsic value at September 30, 2024.

NOTE 7 – STOCK WARRANTS

At June 30, 2023, the Company had warrants outstanding to purchase an aggregate of 24,122 shares of the Company’s common stock, originally issued July 7, 2020. On November 9, 2023, the warrants were exchanged on a cashless basis for 12,062 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2023, or September 30, 2024.

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

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Nine months Ended September 30, 2024	Nine months Ended September 30, 2023
Lease Cost

Operating lease cost (of which $120 is included in general and administration and $797 is included in cost of sales in the Company’s statement of operations for the nine months ended September 30, 2024, and $327 and $686 for the same period in 2023, respectively)	$747	$1,013

Other Information
Weighted average remaining lease term – operating leases (in years)	1.7	2.7
Average discount rate – operating leases	6.13%	5.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2024	At September 30, 2023
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $1,632 and $409, respectively	$1,944	$3,103

Short-term operating lease liabilities	$1,322	$1,045
Long-term operating lease liabilities	840	2,162
Total operating lease liabilities	$2,162	$3,207

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2024 (remaining 3 months)	332
2025	1,446
2026	496
Total lease payments	2,274
Less: Imputed interest/present value discount	(112)
Present value of lease liabilities	$2,162

Rent expense for the three months ended September 30, 2024 and 2023 was $399 and $374, respectively. Rent expense for the nine months ended September 30, 2024 and 2023 was $1,199 and $1,023, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 11, 2024, the Company held its annual meeting of stockholders.  At the meeting, the Company’s stockholders approved an amendment to its Certificate of Incorporation to allow the Board of Directors to effect, in its discretion prior to December 31, 2024, a reverse stock split of all of the Company’s issued and outstanding common stock, par value $0.0001 per share, at a specific ratio, ranging from one-for-three (1:3) to one-for-twenty (1:20), with the timing and ratio to be determined by the Board if effected.   On November 11, 2024, our Board approved a reverse stock split at a ratio of one-for-seven (1:7) (the “Reverse Stock Split”) and we plan to effect the Reverse Stock Split with the market effective date of November 19, 2024.

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

During the three months ended September 30, 2024 and 2023, 91% and 96%, respectively, of our total net sales were within the telecommunications market. During the three months ended September 30, 2024 and 2023, sales to international customers accounted for 10% and 1% of total net sales, respectively; sales to military customers accounted for 8% and 0% of total net sales, respectively; and sales to other customers accounted for 2% and 4% of total net sales, respectively.

During the nine months ended September 30, 2024 and 2023, 90% and 96%, respectively, of our total net sales were within the telecommunications market. During the nine months ended September 30, 2024 and 2023, sales to international customers accounted for 15% and 24% of total net sales, respectively; sales to military customers accounted for 9% and 3% of total net sales, respectively; and sales to other customers accounted for 2% and 1% of total net sales, respectively.

We continue to expand our customer base internationally and across the various markets we service. Sales of our DC power systems to customers in international markets averaged over 20% of total net revenues per annum in the last two years. Prior to this, sales to international customers averaged less than 10% of total revenues per annum. We have several telecommunications customers in the South Pacific region, purchasing our DC generators to develop the telecommunications infrastructure in this region. We believe the implementation and ongoing development of broadband networks along with programs to develop the telecommunications infrastructure in rural and underdeveloped countries will continue to fuel our growth in the telecommunications market over the next five to ten years.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three and nine months ended September 30, 2024. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2024 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

Our sales backlog as of September 30, 2024 was $3,118, of which our telecommunications customers accounted for 69%, customers in military markets accounted for 17%, customers in the marine markets accounted for 13%, and customers in other markets accounted for 1%.

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

Based on the appointment of Michael Field to our Board of Directors, audit committee and compensation committee, we regained compliance with the audit and compensation committee requirements for continued listing on the Nasdaq Capital Market set forth in Listing Rules 5605(c)(2) and 5605(d)(2).

On November 11, 2024, we held our annual meeting of stockholders. At the meeting, our stockholders approved an amendment to our Certificate of Incorporation, in substantially the form attached to the proxy statement as Appendix A to allow the Board of Directors to effect, in its discretion prior to December 31, 2024, a reverse stock split of all of our issued and outstanding common stock, par value $0.0001 per share, at a specific ratio, ranging from one-for-three (1:3) to one-for-twenty (1:20), with the timing and ratio to be determined by the Board if effected. On November 11, 2024, our Board approved a reverse stock split at a ratio of one-for-seven (1:7) (the “Reverse Stock Split”). We plan to effect the Reverse Stock Split with the market effective date of November 19, 2024.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2024 were $4,914, which represents a 157% increase in net sales, as compared to $1,911 for the three months ended September 30, 2023. Our gross margins for the three-month period in 2024 improved to 29.0%, up from a negative 5.7% at the same period in 2023. We achieved our second consecutive profitable quarter in over two years with a net profit of $13 for the three months ended September 30, 2024, as compared to a net loss of $1,844 for the three months ended September 30, 2023.

For the nine months ended September 30, 2024, our net sales were $11,348, as compared to $11,688 for the same period in 2023. Gross margins in 2024 were 25.1%, as compared to 18.2% in 2023. Our net loss was $1,628 for the nine-months ended September 30, 2024, as compared to $3,393 for the same period in 2023.

We continue to add large customers as a result of our progress in diversifying our customer base. Two customers added this year represented 18% and 12% of our total net sales for the three months ended September 30, 2024. We have also seen an increase in sales to customers in military markets as compared to last year. Sales to military customers accounted for 8% of our total net sales for the quarter ended September 2024, as compared to zero sales in the same period in 2023.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended
	2024	2023	Favorable	Favorable	September 30,
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2024	2023
Net sales	$4,914	$1,911	$3,003	157%	100.0%	100.0%
Cost of sales	3,490	2,019	(1,471)	(73)%	71.0%	105.7%
Gross profit (loss)	1,424	(108)	1,532	1,419%	29.0%	(5.7)%
Sales and marketing expenses	252	274	22	8%	5.1%	14.3%
Research and development expenses	172	299	127	42%	3.5%	15.6%
General and Administrative expenses	960	992	32	3%	19.5%	51.9%
Total operating expenses	1,384	1,565	181	12%	28.2%	81.9%
Income (loss) from operations	40	(1,673)	1,713	102%	0.8%	(87.5)%
Interest and finance costs	(153)	(171)	18	11%	(3.1)%	(8.9)%
Other Income (expense), net	126	—	126	—%	2.6%	—
Net income (loss)	$13	$(1,844)	$1,857	101%	0.3%	(96.5)%

Net Sales. Net sales increased $3,003, or 157%, to $4,914 for the three months ended September 30, 2024, as compared to $1,911 for the same period in 2023. The increase in sales was primarily due to an increase of $2,641 in sales of our DC generators to customers in the telecommunications market. For the three months ended September 30, 2023, sales to our three largest telecommunications customers account for 46%, 18% and 12% of our total net sales, respectively. In the three months ended September 30, 2023, our largest telecommunications customer represented 65% of total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 89% of our total net sales for the three months ended September 30, 2024, as compared to 95% for the same period in 2023. Net Sales to military customers represented 8% of total net sales for the three months ended September 30, 2024, as compared zero during the same period in 2023. Our international sales represented 10% of our total net sales for the three months ended September 30, 2024, as compared to 1% in international sales in the same period in 2023.

Cost of Sales. Cost of sales during the three months ended September 30, 2024 increased by $1,471, or 73%, to $3,490, as compared to $2,019 during the same period in 2023. The increase was primarily as a result of higher production volumes during the recent quarter. Cost of sales as a percentage of net sales during the three months ended September 30, 2024 decreased to 71.0% as compared to 105.7% in the same period in 2023 primarily as a result of improvements in labor efficiencies gained on higher production volumes on standard products.

Gross Profit. We had a gross profit of $1,424 for the three months ended September 30, 2024, which is an increase of $1,532 or 1,419%, as compared to gross loss of $108 during the same period in 2023. Our gross profit as a percentage of net sales was 29.0% for the quarter ended September 30, 2024, as compared to a gross loss as a percentage of net sales of 5.7% in the same period in 2023. The increase in gross profit and margins for the three months ended September 30, 2024 was primarily a result higher revenues, lower labor costs, and improved factory overhead absorption.

Sales and Marketing Expenses. During the three months ended September 30, 2024, sales and marketing expenses decreased by $22, or 8%, to $252, as compared to $274 during the same period in 2023. The decrease was attributable to a decrease in sales support staff and travel related expenses during the quarter as compared to the same period in 2023.

Research and Development Expenses. During the three months ended September 30, 2024, research and development expenses decreased by $127, or 42%, to $172, as compared to $299 during the same period in 2023. The decrease was primarily due to a decrease in research and development support staff and consulting services during the three months ended September 30, 2024, as compared to the same period in 2023. We plan to recruit additional engineers during 2024 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $32, or 3%, to $960 during the three months ended September 30, 2024, as compared to $992 during same period in 2023. The decrease in general and administrative expenses during the three months ended September 30, 2024 was primarily due to a decrease in general and administrative staff.

Interest and Finance Costs. Interest expense for the three months ended September 30, 2024 was $153, as compared to $171 during the same period in 2023. The decrease in interest expense resulted primarily from a decrease in borrowing from our line of credit with Pinnacle Bank (“Pinnacle”) during the current period.

Net Income (Loss). As a result of the factors identified above, we reported net income of $13, or $0.00 per basic and diluted share, for the three months ended September 30, 2024, as compared to net loss of $1,844, or $(0.14) per basic and diluted share, for the same period in 2023.

Nine months Ended September 30, 2024 Compared to the nine months Ended September 30, 2023

	Nine months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended
	2024	2023	Favorable	Favorable	September 30,
	(unaudited)	(unaudited)	(Unfavorable)	(Unfavorable)	2024	2023
Net sales	$11,348	$11,688	$(340)	(3)%	100.0%	100.0%
Cost of sales	8,494	9,566	1,072	11%	74.9%	81.8%
Gross profit	2,854	2,122	732	34%	25.1%	18.2%
Sales and marketing expenses	746	917	171	19%	6.6%	7.8%
Research and development expenses	586	983	397	40%	5.2%	8.4%
General and Administrative expenses	3,001	3,240	239	7%	26.4%	27.7%
Total operating expenses	4,333	5,140	807	16%	38.2%	44.0%
Loss from operations	(1,479)	(3,018)	1,539	51%	(13.0)%	(25.8)%
Interest and finance costs	(496)	(375)	(121)	(32)%	(4.4)%	(3.2)%
Other Income (expense), net	347	—	347	—%	3.1%	0.0%
Net loss	$(1,628)	$(3,393)	$1,765	52%	(14.3)%	(29.0)%

Net Sales. Net sales decreased $340, or 3%, to $11,348 for the nine months ended September 30, 2024, as compared to $11,688 for the same period in 2023. The decrease in sales was primarily attributed to shortages in manufacturing staff during the second quarter of 2024 and a slow start in shipments at the beginning of the year. For the nine months ended September 30, 2024, sales to our largest telecommunication customer in the U.S. accounted for 44% of our total net sales, our second largest customer being a telecommunications customer in Puerto Rico represented 17% of our total net sales. For the same period in 2023, 52% of our total net sales were generated from our largest U.S. telecommunications customer, and 22% of our total net sales were generated from our second largest customer being a telecommunications customer in the South Pacific Islands. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 78% of our total net sales for the nine months ended September 30, 2024, as compared to 72% for the same period in 2023. Our international sales represented 15% of our net sales for the nine months ended September 30, 2024, as compared to 24% in international sales in the same period in 2023.

Cost of Sales. Cost of sales during the nine months ended September 30, 2024 decreased by $1,072, or 11%, to $8,494, as compared to $9,566 during the same period in 2023. Cost of sales as a percentage of net sales during the nine months ended September 30, 2024 were 74.9%, as compared to 81.8% in the same period in 2023. The decrease in cost of sales was primarily as a result of improvements in labor efficiencies gained on higher production volumes on standard products.

Gross Profit. Gross profit during the nine months ended September 30, 2024 increased by $732, or 34%, to gross profit of $2,854, as compared to gross profit of $2,122 during the same period in 2023. Our gross profit as a percentage of net sales was 25.1% for the nine months ended September 30, 2024, as compared to 18.2% in the same period in 2023. The increase in gross profit as a percentage of net sales was primarily due to lower labor costs and improved factory overhead absorption.

Sales and Marketing Expenses. During the nine months ended September 30, 2024, sales and marketing expenses decreased by $171, or 19%, to $746, as compared to $917 during the same period in 2023. The decrease was attributable to a decrease in sales support staff and travel related expenses, as compared to the same period in 2023.

Research and Development Expenses. During the nine months ended September 30, 2024, research and development expenses decreased by $397, or 40%, to $586, as compared to $983 during the same period in 2023. The decrease was primarily due to a decrease in research and development support staff and consulting services during the nine months ended September 30, 2024, as compared to the same period in 2023. We plan to recruit additional engineers during the second half of 2024 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $239, or 7%, to $3,001 during the nine months ended September 30, 2024, as compared to $3,240 during same period in 2023. The decrease in general and administrative expenses during the nine months ended September 30, 2024 was primarily due to a decrease in general and administrative staff, as compared to the same period in 2023.

Interest and Finance Costs. Interest and finance costs for the nine months ended September 30, 2024 was $496, as compared to $375 during the same period in 2023, an increase of $121. Our interest expense for the current period resulted primarily from an increase in borrowing from our line of credit with Pinnacle.

Net Loss. For the nine months ended September 30, 2024, we incurred net loss of $1,628, or $(0.09) per basic and diluted share, as compared to net loss of $3,393, or $(0.26) per basic and diluted share for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

During the nine months ended September 30, 2024, we funded our operations primarily from cash on hand. As of September 30, 2024, we had working capital of $10,132, as compared to working capital of $11,775 at December 31, 2023. This $1,643 decrease in working capital is primarily attributable to $51 decrease in cash and cash equivalents resulting from net cash of $400 used in operating activities, and net cash of $18 used in investing activities, and net cash of $367 from financing activities.

On September 30, 2024 and December 31, 2023, our net trade receivables totaled $2,949 and $1,676, respectively. On September 30, 2024, $2,263 (77%), and $284 (10%) represented the two largest open customer account balances, while $1,156 (69%) and $264 (16%) represented the two largest open customer account balances on December 31, 2023.

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

Our available capital resources on September 30, 2024 consisted primarily of $498 in cash and cash equivalents, as compared to $549 as of December 31, 2023. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Pinnacle. The Loan Agreement was amended by the First Modification to Loan and Security Agreement on October 7, 2020. The Loan Agreement’s initial term ended on September 30, 2022. On November 3, 2022, we executed the Second Modification to Loan and Security Agreement with Pinnacle for a two-year term with an expiration date of September 30, 2024. At October 1, 2024, the Loan Agreement was renewed for another two-year term with an expiration date of September 30, 2026.

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

We have an outstanding balance of $4,661 under the Loan Agreement at September 30, 2024. As of September 30, 2024, we had availability under the Loan Agreement of $1,432 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(400)	$(3,084)
Investing Activities	(18)	(194)
Financing Activities	367	3,363
Net increase (decrease) in cash	$(51)	$85

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $400 as compared to net cash used in operating activities of $3,084 for the same period in 2023. This decrease in net cash used in 2024 was primarily due to a net loss of $1,628, a decrease in ERC receivable of $2,000, a decrease in refundable income taxes of $787, and a decrease in accounts payable of $1,416.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $18, as compared to net cash used in investing activities of $194 for the same period in 2023. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash from financing activities totaled $367 for the nine months ended September 30, 2024, as compared to $3,363 used by financing activities during the same period in 2023. This cash provided was primarily borrowings from the line of credit with Pinnacle.

Backlog

As of September 30, 2024, we had a sales backlog of $3,118. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at September 30, 2024 was comprised of the following elements: 68% in purchases of DC power systems by telecommunications customers, 17% in purchases from customers in the military market, 13% in purchases from customers in the marine market, and 1% in purchases by customers from other markets. The backlog as of September 30, 2024 consisted of orders 100% from customers in the U.S. We believe the majority of our backlog will be shipped within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic and recovery had a significant negative impact on our business, sales, results of operations and financial condition in 2020 to 2022, but to a lesser extent in 2023 and 2024.

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

We have incurred significant losses in the past. For the nine months ended September 30, 2024, we incurred net loss of approximately $1,628. For the years ended December 31, 2023 and 2022, we incurred consolidated net losses of approximately $6,548 and $5,584, respectively. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, expressed substantial doubt about our ability to continue as a going concern. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Perkins Engines Company Limited (“Perkins”). Engines from Yanmar, Toyota, and Perkins represented 97%, nil, and 3% of our total engines sold as a component of our DC power systems during the three months ended September 30, 2024, respectively, and represented approximately 84%, 5%, and 11% of our total engines sold as components of our DC power systems during the same period in 2023, respectively. Engines from Yanmar, Toyota, and Perkins represented 92%, 1%, and 4% of our total engines sold as a component of our DC power systems during the nine months ended September 30, 2024, respectively, and represented approximately 58%, 1%, and 32% of our total engines sold as components of our DC power systems during the same period in 2023, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In March 2023, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of a pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended September 30, 2024 and 2023, our sales to international customers accounted for 25% and 29%, respectively, of total revenue. During the nine months ended September 30, 2024 and 2023, our sales to international customers accounted for 20% and 28%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These operations present a number of challenges including oversight of daily operating practices in each location, handling employee benefits and employee behavior. In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the FCPA, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

On November 11, 2024, we held our annual meeting of stockholders. At the meeting, our stockholders approved an amendment to our Certificate of Incorporation, in substantially the form attached to the proxy statement as Appendix A to allow the Board of Directors to effect, in its discretion prior to December 31, 2024, a reverse stock split of all of our issued and outstanding common stock, par value $0.0001 per share, at a specific ratio, ranging from one-for-three (1:3) to one-for-twenty (1:20), with the timing and ratio to be determined by the Board if effected. On November 11, 2024, our Board approved a reverse stock split at a ratio of one-for-seven (1:7) (the “Reverse Stock Split”). We plan to effect the Reverse Stock Split with the market effective date of November 19, 2024.

As we expect the bid price of our common stock will not close at $1.00 per share or more for a minimum of 10 consecutive business days before November 18, 2024, we expect to receive notice from Nasdaq that our common stock is being delisted. We plan to appeal any delisting determination by Nasdaq to a hearings panel.

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

Effective July 25, 2024, we appointed Michael Field as a new member of the Board of Directors of the Company and appointed him, as an independent director, to serve as a member of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee of the Board. By admitting Michael Field to the Board of Directors, we are back in compliance with Nasdaq Listing Rule 5605 effective July 25, 2024. However, there can be no assurance that we will continue to be in compliance with Nasdaq Listing Rule 5605 or other Nasdaq listing rules.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 1,754,385 shares of our common stock. As of September 30, 2024, we had granted options to purchase an aggregate of 140,000 shares of common stock and issued 161,347 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. We have registered 1,754,385 shares of common stock available for issuance under our 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: November 14, 2024	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

