Form 10-K
period 2024-12-31
Polar Power, Inc.
filed 2025-03-31
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $4,752,158.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of March 31, 2025 was 2,511,532.

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

FINANCIAL PRESENTATION

All dollar amounts in this Annual Report on Form 10-K are presented in thousands, except share and per share data and where otherwise noted. Share and share and per share data have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 7 reverse stock split which took effect on November 18, 2024.

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

Within the various markets we service, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power and mobile applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications) or charge batteries of various chemistries to be used in electric vehicle or renewable storage applications.

We believe it’s more efficient to build power systems around the DC generator because it’s more efficient to integrate with battery storage and solar photovoltaics which also operate on DC. Many applications in communications, water pumping, lighting, electric vehicle and vessel propulsion, security systems operate on DC power only. Many micro-grids and renewable energy storage systems use battery storage and therefore are DC based and use inverters to convert the DC to AC.

Serving these various markets, we offer the following configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

●	Base power systems. These stationary systems integrate a DC generator with automated controls and remote monitoring, contained in an environmentally regulated enclosure.

●	Hybrid power systems. These systems integrate lithium-ion batteries (or other advanced battery chemistries) storage and our standard DC power systems to provide power in both bad and off-grid applications.

●	DC solar hybrid power systems. These stationary systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power systems.

●	Mobile power systems. These are very light weight and compact power systems used for EV charging, robotics, communications, security.

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

Recent Developments

On November 24, 2023, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company’s common stock is subject to potential delisting from the Nasdaq because for a period of 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The Nasdaq deficiency notice indicated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until May 22, 2024, to regain compliance. If the Company failed to regain compliance with the Bid Price Rule before May 22, 2024 but met all of the other applicable standards for initial listing on The Nasdaq Capital Market with the exception of the minimum bid price, then the Company may be eligible to have an additional 180 calendar days, or until November 18, 2024, to regain compliance with the Bid Price Rule. The Company did not regain compliance with the Bid Price Rule by the end of the initial compliance period but met all of the other applicable listing standards and requested an extension to regain compliance. On May 30, 2024, the Company received a letter from Nasdaq notifying the Company that, it had been granted an additional 180 days, or until November 18, 2024, to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market.

On November 18, 2024, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Secretary of State of Delaware to effect a 1:7 Reverse Stock Split of its shares of common stock, either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (Delaware time) on November 18, 2024. The number of authorized shares of common stock under the certificate of incorporation remains unchanged at 50,000,000 shares. The common stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market November 19, 2024. The trading symbol for the common stock remains “POLA.” The new CUSIP number for the common stock following the Reverse Stock Split is 73102V204.

On November 19, 2024, the Company received a new letter from Nasdaq notifying the Company that, as a result of the Company’s failure to regain compliance with the Bid Price Rule by November 18, 2024, Nasdaq determined to delist the Company’s common stock from the Nasdaq Capital Market. On November 26, 2024, the Company submitted a hearing request to a hearing panel to appeal Nasdaq’s determination, and the hearing request stayed the suspension of the Company’s common stock. The hearing was scheduled to occur on January 23, 2025.

On December 23, 2024, the Company received a letter from Nasdaq informing the Company that the Company regained compliance with the Bid Price Rule and that the Company was therefore in compliance with the Nasdaq’s listing requirements. Accordingly, the hearing was cancelled and the Company’s securities continue to be listed and traded on the Nasdaq Capital Market.

On December 27, 2024, the Company issued a press release announcing that it regained compliance with the Bid Price Rule.

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

On July 25, 2024, the Company’s remaining members of the Board appointed and ratified Mr. Michael G. Field, to serve as a member of the Board, and to assume the position of Mr. Gross as a member of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee of the Board. On July 30, 2024, the Company issued a press release announcing the appointment of Mr. Field, filling the vacant board seat, and bringing the number of independent directors to three which brings the Company in compliance with Nasdaq Listing Rule 5605.

Recent Business Events

The COVID-19 pandemic and recovery, inflation, the impacts of war and other recent geopolitical events have negatively impacted business and industries all over the world. Delays and slowdown in customer programs have had a significant negative impact on our overall operations including revenues, productivity, gross margins, and liquidity. They have resulted in disruptions in the supply chain and higher material costs.

Delays in international projects has impacted our export markets temporarily, however, we continue to focus on our diversification strategy to expand our market share in the long term. During 2024 and 2023, sales to customers in international markets represented 13% and 21% of our total net sales, respectively. Between 2022 and 2024, we received purchase orders for DC power generators totaling $7.3 million from telecommunications customers in the South Pacific Islands for off-grid applications. We completed shipping these orders in 2024. These orders are part of a growing program to develop broadband services in the South Pacific region.

During 2024, 48% of our total net sales were derived from our largest customer, compared to 50% in 2023. During 2024, 8% of our total net sales were derived from customers in the military market, as compared to 3% in 2023. We believe the increase in our military contracts resulted from geopolitical uncertainties primarily tied to the military actions of the Russian Federation and its invasion of Ukraine and conflicts between Israel and Hamas.

The implementation of 5G networks by Tier-1 telecommunication customers in the U.S. has also resulted in approximately 50% of our net sales during 2024 for our DC power systems while 54% of our sales backlog as of December 31, 2024 are purchase orders of DC power systems which provide backup power for 5G networks for our largest telecom customers in the U.S.

Our sales backlog as of December 31, 2024, was $1,306, with 53% of that amount being attributable to our largest U.S. telecommunications customer, 3% to other telecommunications customers in the U.S., 35% represented purchases from customers in the military markets, and 9% from marine and other markets. The political turmoil during elections and the financial market losses of our largest customer caused a significant drop in purchases during the second half of the year. We believe customer decision to reduce in-house excess inventory accumulated during Covid-19 was a temporary correction that was needed in the long term.

For the three-year period prior to the pandemic, we experienced high double-digit sales growth. We made strategic investments in plant and equipment to grow production capacity to $50 million annual revenue. However, the unanticipated drop in sales in the years following the pandemic caused a disproportionate distribution of fixed and semi-fixed overhead costs across much lower revenues. In 2024, our net sales to our largest customer were $876 in the first quarter, $1,851 in the second quarter, $2,727 in the third quarter, and $1,769 in the fourth quarter. We believe our customer inventories have reached normal levels after the significant increases during pandemic years, which is anticipated to bring our bookings closer to customer demand during first half of year 2025.

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2024, the Company recorded a net loss of $4,677 and used cash in operations of $536. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, grow and diversify our revenue, improve operational efficiency, reduce overhead and fixed costs, to create a profitable operations. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to diversify its sales and reduce inventory to fund operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Markets

Our sales are primarily within the telecommunications market and, to a lesser extent, in military, electric vehicle charging, marine and industrial markets. We are investing into international markets, non-telecom markets to diversify our sales globally.

Telecommunications

We provide power generation equipment for the telecommunications markets. Our equipment provides backup power to grid connected tower sites during power outages resulting from severe weather like hurricanes, wildfires, and floods. Most telecommunications towers are equipped with battery backup for short term power outages. Our DC power generators are installed to address longer-term disruptions in power. We also deliver DC generators that provide prime power for off-grid telecommunications tower sites installed in remote and rural areas where reliability of the power grid is intermittent or not available. Since 2012, the telecommunications market is our largest market segment and contributed over 88% and 95% of our annual revenues in 2024 and 2023, respectively.

Since 2012, we developed products with key features like high fuel efficiency, light weight and compact design when compared to our competitors’ products. These features allow our telecommunications customers to install equipment requiring a smaller footprint on building roof tops and compact commercial sites while also requiring less fuel storage due to the fuel efficiency of our products. In the past nine years, we have gained approval and certifications from four top Tier-1 telecommunications operators in the U.S. market. With over 90% of the world’s telecommunication towers located in non-U.S. territories, we began to establish international offices in 2017 and currently have presence in Poland, Romania, Australia, and South Africa to provide long term growth.

In the U.S. market, over 95% of the telecommunications towers are connected to a power grid, thereby only requiring backup power generation in equipment in case of an emergency loss of power, while in the emerging markets of Africa and Asia, a significant percentage of telecommunications towers are off-grid and bad grid with frequent power interruptions requiring fuel-efficient prime power equipment to provide power by charging the batteries. Most prime power sites integrate with solar and storage batteries to utilize renewable solar energy during the day while generators and batteries provide power during nights and/or on cloudy days. In the U.S., telecommunications companies are requiring generators to provide backup power at existing sites, while in the international market telecommunications companies are adding new sites to provide coverage in rural and remote areas.

The advent of 5G technology has resulted in a digital revolution within both the commercial and consumer sectors leading to an exponential increase in data usage. We believe that the need for backup power equipment in the telecommunications services industry which consists of digital infrastructure (such as fiber, telecommunications towers, active networks and data centers), operators (such as mobile and fixed broadband, data centers and cloud computing) and applications (such as broadband connections, telephones, video streaming and e-commerce), holds promising growth opportunities as 5G use expands in the near and long term.

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

We are working on our next-generation higher output power DC power system and plan to introduce a configuration of this product to the residential and commercial microgrid market in emerging markets. We believe a 50 kW standalone DC power system, powered by natural gas or LPG would be ideal for rural communities in emerging markets such as Africa and Asia. The capacity of 50 kW is sufficiently large enough to power a small rural hospital, dairy farm and a cluster of houses in a small village. The ease of connecting our DC power system with solar, battery packs or any other source of energy like wind can introduce a sustainable cost-effective solution in emerging markets.

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

Our Mini-Grid system uses natural gas or LPG as primary fuel source, the same fuel as cooking fuel in rural and remote regions worldwide. For decades, many governments have been allocating resources to eliminate solid fuels like wood, solid waste as cooking fuels from rural and remote communities. Significant progress has been made by providing economic subsidies for use of natural gas or LPG as cooking fuel to reduce pollution. In 2017, we established offices in emerging markets like Poland, Australia, Romania and South Africa to develop strategic alliances with distributors to promote our residential solutions to communities living in bad-grid and off-grid areas.

Our Competitive Strengths

We have over a 45-year history and have developed a reputation as a proven supplier of reliable and advanced proprietary technology products to customers within the telecommunications, military, commercial, industrial and marine markets. We have invested significant capital and engineering expertise to develop power generation systems that are environmentally friendly and fuel-efficient. We further believe our success will be based on the following key competitive strengths:

●	Proprietary Technologies. Our decades of research and development has led to the development of DC power systems with output ranging from 5 kW – 50 kW. Our DC power systems integrates our proprietary DC alternator with electronic controls to monitor and control the power being outputted to the equipment, which is then coupled to an engine assembly and cooling systems. Our DC power system output voltage can be configured between 12 V – 800 VDC to match the precise application needs (such as telecom equipment, robotic propulsion drives, electric drives for marine vessels, electric vehicle chargers, etc.). Over the past decades we have developed proprietary charge algorithms for most commercially available batteries and match charge algorithms to battery model or chemistry prior to initiating a charge cycle. Unlike AC power systems, our DC power systems are directly connected to the battery source and therefore optimized for efficiently and safely charging a particular battery chemistry. AC power systems are indirectly connected to commercially available battery chargers that convert the AC output to DC voltage making it less efficient, higher in cost, and require considerably more space.

●	Engineering Expertise. Over the past four decades we have strategically constructed a product portfolio that focuses on improving energy efficiency by developing DC power output-based equipment where all major components and technologies are developed in-house, and proprietary manufacturing processes created in-house to ensure product reliability and long life. Our leading competitors approached the need for DC equipment in the telecom, military, and industrial markets by modifying legacy AC generators with conversion equipment resulting in significantly lower efficiency when compared to DC power systems. Being one of the first companies to develop DC generators for telecommunications, we developed proprietary components ranging from alternators, control systems and charging algorithms for various battery chemistries. We have focused on providing the lowest cost of ownership with demonstrated long life of our equipment during the past thirty years. Lowest cost of ownership is complemented with the best fuel economy, best in class weather resistance provided by aluminum enclosures and customized algorithms matching battery chemistries and operational profiles.

●	Manufacturing Competitiveness. We believe that our vertical integration approach to manufacturing lowers our production costs and improves our overall operational efficiency. In addition, vertically integrated manufacturing of our proprietary technologies such as DC alternators, charge controls and battery management systems, provides us with a greater control and protection over our intellectual property. We believe our modular approach to manufacturing provides us with the lowest manufacturing costs for our proprietary technologies while giving us the ability to deliver customized solutions to our Tier-1 wireless telecommunications customers.

●	Strong Customer Base. Our customer base consists of large telecommunications companies, military sub-contractors and industrial companies. Tier-1 telecommunications customers have represented 62% to 91% of our aggregated sales for the past five years. Initial demand of our products by telecommunications customers was primarily based on the need to provide backup power during electricity outages and for off grid remote locations. While our competitors provided and continue to provide legacy AC generators with DC conversion devices, we elected to invest significant time and capital in the research and development of products with a lowest cost of ownership. Certification of our products by Tier-1 telecommunications customers was time intensive and takes upwards of three years of field trials to receive final product acceptance. This thorough approach to vendor selection reduces the number of vendors selected by our telecommunications customers and has dramatically reduced the number of competitors in the U.S. markets. Currently, a significant percentage of our U.S. sales are to national Tier-1 telecommunications providers with multiple facilities. Since 2021, we increased our efforts to diversify our sales efforts to include Tier-2 telecommunications customers, off-grid remote area products and residential charging. In the international markets, our customers are regional Tier-1 telecommunications providers. We have established offices in emerging markets and currently have presence in Australia, Poland, Romania, and South Africa. Our sales team directly markets to Tier-1 telecommunications companies in their regions.

●	Experienced Management Team. Our Chief Executive Officer and key engineers combined have over 100 years of engineering and production experience in the design and manufacturing of power systems. Our engineers have equipment design experience, as well as hands-on skills to build prototypes. A key factor demonstrating our management’s abilities and our engineering aptitude can be found in our successful track record over the last 40 years of executing research, design and engineering contracts.

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

With over 40 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging sources within the telecommunications industry. Because of the increased power outages during emergencies and natural disasters, existing and new wireless installations need to be upgraded to provide reliable operations during times of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless telecommunications providers and more than 500 small wireless and cable operators in the U.S. Our goal is to further diversify our customer base. We believe the rapid expansion of 5G will result in an increase in demand for back-up power generators and that our new LPG / natural gas DC power systems will allow us to better compete on an economic basis with our competitors that provide AC power systems.

●	Expand global sales to bad-grid or off-grid markets. The increase in telecommunications subscriber base in rural and remote areas in emerging countries has increased the deployment of telecommunications sites in off-grid and bad-grid areas. During 2024, approximately 78% of our DC power systems sales were to U.S. telecommunications customers, which in 2023 represented less than 25% of the total global telecommunications market according to an industry report by Grand View Research Inc. We believe that the lack of a stable electric infrastructure in rural regions of many developing nations provides significant opportunity for our products in both off-grid and bad-grid location.

●	Further develop our new LPG and natural gas DC power systems. With the increased growth in off-grid and bad-grid telecommunications sites, emissions generated by telecommunications towers is beginning to be a major contributor of pollution and greenhouse gases. Since 2019, we have developed lower emission LPG and natural gas DC power generators for use in rural off-grid and bad-grid sites. We initiated this development by partnering with world’s largest natural gas engine manufacturer, Toyota Engines, located in Japan. Subsequently, we integrated engine control systems utilizing control technology from Bosch, located in Germany, and concluded by receiving certification from the EPA in December 2019 to sell our new product in all 50 states in the U.S. Upon certification, we began marketing this low emission natural gas solution to telecommunications customers worldwide and in the midst of the COVID-19 pandemic we secured several orders for natural gas configured backup and prime power applications. During 2020, we began shipments of our DC natural gas generators to several domestic and international Tier-1 telecommunications customers. In 2024, we began to expand our sales and service network for our natural gas generators, targeting Tier-1 telecommunications customers in emerging nations with solar hybrid natural gas generators for off-grid markets.

●	Expand renewable solar energy product offerings. Developing regions like Africa, Southeast Asia and Latin America lack an electric utility infrastructure to support the installation of grid connected telecommunications towers in remote areas. Due to these challenges, telecommunications companies are installing hybrid power generation systems that consist of solar panels, batteries and fossil fuel powered generators. Installing fuel inefficient generators combined with solar and batteries without any integration is proving to be cost prohibitive. Several local government programs to subsidize the adoption of solar and battery storage along with generators in off-grid telecommunications towers have failed due to lack of quality components and integration. We believe our hybrid systems using natural gas fuel powered generators integrated with solar and battery storage offer an ideal solution for this market.

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

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in Southeast Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2024, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in Southeast Asia and Africa.

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

In June 2024, we introduced MCS2020 a remote monitoring technology for our DC generators where we can remotely monitor generator performance, diagnose failures, monitor maintenance records and dispatch local technicians to maintain or repair. This proprietary technology also allows us to integrate other systems such as solar, wind, batteries, and additional DC generators into a single platform allowing operator to use the most efficient platform based on demand and environmental conditions. The MCS2020 allows us to connect multiple generators to a single platform where systems can be removed for refueling and maintenance without disrupting operations.

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

DC Hybrid Power Systems

In most off-grid or bad-grid telecommunications tower outdoor applications where DC loads and battery charging is required, generator fuel cost can account for more than 60% of the total operating costs. DC Hybrid systems typically include a DC generator and energy storage system to optimize operations.

In a remote prime power site fuel efficiency, maintenance cost and long life, are the competitive differentiators. Since 2018, we invested in testing and certifying LPG/NG engine manufactured by Toyota which provides over 90,000-hour life which is about four times longer than a non-Toyota equivalent diesel engine. In addition, this product has maintenance cycle every 4,500 hours where equivalent engines require maintenance every 200 to 500 hours.

Our Hybrid Systems include battery packs of varying chemistries; however, the market predominantly uses lithium batteries commonly used in electric vehicles. The ability to charge batteries at full power improves fuel efficiency, where charged batteries can then provide continuous or intermittent power without the need to power up the generator.

In 2024 we introduced a remote monitoring system MCS2020 that integrates our Supra controller, engine controller, battery management system and other ancillary components to optimize the fuel efficiency of the complete system. Remote off-grid and bad-grid used in continuous high load conditions also have redundant systems which allows operator to take primary system offline during maintenance and repairs. The MCS2020 control system provides ability to remotely monitor efficiency of each system, diagnose failures, optimize output where multiple redundant systems are available.

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

Service and Support

Global Network Management Tools

We offer global network management services through our telematics tool, which consists of our Supra Controller™ technology integrated with monitoring system MCS2020. This hardware is integrated into each DC power system and collects critical data from the equipment and transmits this data back to the customer and our service department.

Our MCS2020 capabilities and services include:

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

The telecommunication market is our largest market generating 88% of annual sales of which a significant portion represents U.S. Tier-1 telecom operator. With over 75% of the telecommunications market outside U.S. we have concentrated our efforts in developing markets outside U.S. as long term strategy. Despite the lack of reliable electricity grid in international markets like Africa and Asia, telecom operators continue to build infrastructure using hybrid systems.

We established regional offices in Australia, Romania, South Africa and Poland to address global markets. During the past 3 years we have had some significant successes in international marketplace however capital constraints of customers have limited the scale of the deployment. Our DC Generators, Hybrid Generators are marketed directly to end customers, however the aftermarket parts in some regions are sold through dealers. Our primary sales are generated through product demonstrations and short-term rentals to demonstrate the capabilities of our products and value proposition to large mobile network providers worldwide. We believe this strategy of demonstrating our products and technologies to prospective customers expedites the sales process for our DC power systems.

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

Micro-grids and electric vehicle charging in remote areas that lack utility grids is developing as a new market for our products. During the past two years we have been successful in delivering initial test and evaluation units to these customers demonstrating fuel efficiency and low maintenance. As part of our diversification strategy, we believe these new products can be significant percentage of our sales during the next twelve months. These products combined with battery storage deliver intermittent or continuous power to small housing units or provide charging infrastructure for electric vehicles in remote locations where connection to grid is not cost effective.

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

Our research and development efforts are key to meeting customer demand and changing power requirements. In 2024, we invested significant engineering resources in development of remote monitoring MCS2020 to remotely monitor and optimize efficiency of our systems and integrate them with other systems such as solar, wind, energy storage systems. During the year significant work was performed to develop electric vehicle charging system for remote locations and roadside assistance. This system is in its final stage of development and upon completion will be marketed to regions that lack electric infrastructure. In 2025, we plan to gradually increase our team of engineers and continue investing into new product development as part of our strategy to diversify our product lines.

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

We actively source the global supply chain for key components to avoid or reduce the risk of having parts shortages that may cause interruptions to our operations or our ability to service customers. We have also experienced price increases on certain materials and freight services. Although we believe we can mitigate a portion of material price increases by passing through some cost increases to our customers, we believe a fair portion can be mitigated through increases in efficiency.

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

Human Capital

Our experienced employees and management team are our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals to service our customers. As of March 31, 2025, we had 82 full time employees, which included 75 employees in the U.S. and 5 employees outside the U.S. During 2024, we had a relatively low turnover rate, some of which is related to uncertain employment market and economic conditions. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

Risks Related to Our Business and Industry

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2024, the Company recorded a net loss of $4,677 and used cash in operations of $536. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, grow sales, drive further operating efficiencies, reduce expenditures, and ultimately, create profitable operations Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to improve its margins, reduce inventory and reduce overhead expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

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

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment, we believe, has impacted the Company’s business in 2023, to a lesser extent in 2024, and may continue to impact its business in 2025, including as a result of increased energy costs, increase materials costs due to higher tariffs on key components which may not be able to pass to customers as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and the Hamas-Israel conflict and the resulting war, are difficult to predict. The resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine, Israel, and the Gaza Strip may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is possible that interest rate hikes by the FRB will continue to occur in 2025, but the amount, timing, and frequency of such increases are not fully known at this time. As a result of these conflicts, the threat of cyberattacks has increased which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

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

We have incurred significant losses in the past. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $4.1 million and $6.5 million, respectively. For the year ended December 31, 2024, we realized a gross profit of approximately $1.9 million, and for the year ended December 31, 2023, we realized a gross profit of approximately $0.7 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

We are dependent on, and derive substantially all of our revenue from, sales of our DC base power systems to one customer within the U.S. telecommunications market. Our efforts to expand our customer base, our product portfolio or markets within which we operate may not succeed and may reduce our revenue growth rate.

We derive substantially all our revenues from sales of our DC base power systems to one Tier-1 customer within the telecommunications market. The volume of sales to them may vary significantly from year to year. Any factor adversely affecting sales of these power systems to this customer or to other customers within this market, including market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, could adversely affect our business and results of operations.

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

Our operations require raw materials, such as aluminum, copper, engines, electronics, and permanent magnets. Commodities such as aluminum and copper are known to have significant price volatility based on global economic conditions. An increase in global economic outlook may result in significant price increases in the cost of our raw materials. In addition, we use Neodymium permanent magnets in our alternators, for which there are a limited number of global suppliers that can meet our standards. Increase in manufacturing of electric vehicles worldwide can have an adverse effect on the cost or supply of these magnets. At our current production volumes, we are unable to secure large quantities of these commodities at fixed prices; however, we do have multiple sources of supply for our raw materials to meet our near term forecasted needs. Various factors could reduce the availability of raw materials and components and shortages may occur from time to time in the future. An increase in lead times for the supply of raw materials due to a global increase in demand for commodities or other reasons may significantly increase the timing of receipt of such materials and/or increase the material costs of our products. For example, if production was interrupted due to unavailability or shortage of raw materials and we were not able to find alternate third-party suppliers or re-engineer our products to accommodate different components or materials, we could experience disruptions in manufacturing and operations including product shortages, higher freight costs and re-engineering costs. If our supply of raw materials or components are disrupted or our lead times extended, our business, results of operations or financial condition could be materially adversely affected.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company, Perkins Engines Company Ltd, and Toyota Corporation. Engines from Yanmar, Perkins, and Toyota represented approximately 88%, 3%, and 1% of our total engines sold as a component of our DC power systems during 2024, respectively, and represented approximately 62%, 26%, and less than 2% of our total engines sold as components of our DC power systems during 2023, respectively. We also use engines from Isuzu, Kubota and, to a lesser extent, Volvo Penta. In March 2023, we received EPA certification on our 4Y Toyota engine, which is a larger engine model for used on our 20 to 30 kW DC power systems. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of a pandemic or unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During 2024, and 2023, our sales to international customers accounted for 13% and 21%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

During the first quarter of 2025, the U.S. government imposed tariffs on many products imported from China, Canada, and Mexico. It has communicated to levy tariffs on additional countries in April 2025. Many of the countries on which tariffs have been levied have imposed retaliatory tariffs or threatened to impose tariffs on goods they import from the U.S. While we obtain most of our raw materials from domestic sources, many of our suppliers source materials from various countries and may pass tariffs they pay on to us. As of the date of this report, we have not been materially affected by tariffs, but it is difficult to determine the impact of these tariffs on our business for the rest of 2025 and beyond.

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

Some of the risks and challenges of conducting business internationally include:

●	the impact of a global crisis such as the COVID-19 pandemic on the global markets and the power generation market within the international telecommunications markets;

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;

●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

The Nasdaq notice indicated that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until May 22, 2024, to regain compliance. On May 17, 2024, we submitted a request for an extension of time to meet compliance, and on May 30, 2024, we received a Nasdaq extension letter granting us until November 18, 2024 to meet compliance.

On November 11, 2024, we held our annual meeting of stockholders. At the meeting, our stockholders approved an amendment to our Certificate of Incorporation, in substantially the form attached to the proxy statement as Appendix A to allow the Board of Directors to effect, in its discretion prior to December 31, 2024, a reverse stock split of all of our issued and outstanding common stock, par value $0.0001 per share, at a specific ratio, ranging from one-for-three (1:3) to one-for-twenty (1:20), with the timing and ratio to be determined by the Board if effected. On November 11, 2024, our Board approved a reverse stock split at a ratio of one-for-seven (1:7) (the “Reverse Stock Split”). On November 18, 2024, the Company effected a 1:7 Reverse Stock Split of its shares of common stock.

On November 19, 2024, the Company received a new letter from Nasdaq notifying the Company that, as a result of the Company’s failure to regain compliance with the Bid Price Rule by November 18, 2024, Nasdaq determined to delist the Company’s common stock from the Nasdaq Capital Market. On November 26, 2024, the Company submitted a hearing request to a hearing panel to appeal Nasdaq’s determination, and the hearing request stayed the suspension of the Company’s common stock. The hearing was scheduled to occur on January 23, 2025.

On December 23, 2024, the Company received a letter from Nasdaq informing the Company that the Company regained compliance with the Bid Price Rule and that the Company is therefore in compliance with the Nasdaq’s listing requirements. Accordingly, the hearing was cancelled and the Company’s securities continue to be listed and traded on the Nasdaq Capital Market. On December 27, 2024, the Company issued a press release announcing that it regained compliance with the Bid Price Rule.

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

While we have been back in compliance with Nasdaq Listing Rules 5550(a)(2) and 5605, there can be no assurance that we will continue to be in compliance with Nasdaq Listing Rule 5550(a)(2), Rule 5605 or other Nasdaq listing rules. If the stock is delisted, we may trade on the over-the-counter market, or even in the pink sheets, which would significantly decrease the liquidity of an investment in our common stock.

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

We elected in our certificate of incorporation, as amended (the “certificate of incorporation”) to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 32% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 250,627 shares of our common stock. As of December 31, 2024, we had granted options to purchase an aggregate of 20,002 shares of common stock and issued 23,049 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

As of March 31, 2025, we had 2,511,532 shares of common stock outstanding held of record by approximately 22 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

During the years ended December 31, 2024 and 2023, 88% and 95%, respectively, of our total net sales were within the telecommunications market. In 2024, our two largest customers represented 48% and 14% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. In 2023, our two largest customers represented 50% and 18% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During 2024 and 2023, sales to international customers accounted for 13% and 21% of total revenue, respectively. Sales to military customers during 2024 and 2023 accounted for 8% and 3% of total revenues, respectively. During 2024 and 2023, sales to the marine and other markets accounted for 4% and 2% of total revenue, respectively.

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

In May 2023, we announced plans to expand our mobile offerings by upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility. During second half of 2024, we have successfully tested our demonstrator model on several platforms and made appropriate improvements and changes. We believe this configuration of remote mobile electric vehicle charger is just an initial model and based on power and fuel needs will result in various additional configurations.

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

We expect that opportunities in the bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power for more than eight hours), and off-grid (i.e., areas where wireless towers are not connected to an electrical grid) applications, which include telecommunications towers, commercial and residential backup power, electric vehicle charging, “mini-grid” and various other power applications, will help to expand the market for our natural gas/LPG (propane) product lines domestically and internationally. In 2024. We demonstrated a microgrid product that can provide 24/7 electric power to a commercial facility. This project was funded by UNHCR a United Nations organization. The product included DC generator, battery storage, AC inverter, solar charge controller and remote monitoring in a single container which can be delivered to any remote location to provide power. We believe this product in its current configuration can serve mid-level micro grid needs in residential and commercial areas. We plan to develop new configurations of DC power system, battery storage and solar products to optimize the match between our solutions and various application needs.

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

We also recognize revenue from the rental of equipment. Our rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2024 and 2023.

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

Effects of Inflation

The impact of inflation and changing prices during 2024 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2025 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-7 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

Financial Performance Summary – Year Ended December 31, 2024

Our net sales for the year ended December 31, 2024, were $13,970, as compared to $15,293 for the year ended December 31, 2023. We reported a net loss of $4,677 for 2024, as compared to net loss of $6,548 for 2023. Cost of sales includes inventory write-downs of $900 in 2024, and $450 in 2023, to adjust inventory to net realizable value.

During 2024, we saw significant volatility in revenue primarily from our largest customer which greatly affected overall performance. We believe the drop in sales is attributed to excess inventory at customer warehouse collected during COVID-19 and customer concerted effort to reduce inventory. We believe the excess inventory has largely been reduced and anticipate normalization in purchases during second half of 2025. We reached profitability in the second and third quarters of the year with gross margins at 39% and 29%, respectively. We experienced net losses and negative margins in the first and fourth quarter. We believe economic and geopolitical factors continue to influence our customers’ buying patterns.

During 2024, sales to our customers in the U.S. were $12,108, or 87% of total net sales, as compared to 79% in 2023. During 2024, our largest customer represented 48% of our total net sales, as compared to 50% in 2023. Our international sales were $1,862, or 13% of total net sales in 2024, as compared to $3,216, or 21%, during 2023.

Our sales backlog as of December 31, 2024, was $1,306, with 53% of that amount being attributable to our largest U.S. telecommunications customer, 3% attributed to other telecommunications customers, 36% to customers in the military markets, and 9% to customers in marine and other markets. The Company expects to complete shipment of these orders within the next six to twelve months.

 We plan to continue to market our products globally and expand our customer base in all market segments. We plan to continually improve our inventory turns to generate cash flow from operations combined with austerity measures on non-essentials overhead to manage cash flow while sales improves. During 2024, we successfully reduced overhead expenses by $996 to improve cash generated through operations. We plan to continue take proactive steps to manage our operations and mitigate the financial impacts of higher costs, supply chain issues, and geopolitical factors. We have $12.9 million in inventory and completed updating our manufacturing facilities to accommodate three to four times the annual revenue of 2024. However, the full impact on our financial and operating performance of these factors will depend significantly on the duration and severity of these factors, the actions taken to mitigate their impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 17 of this Annual Report on Form 10-K for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2024 and 2023 (in thousands)

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2024	2023	(Unfavorable)	(Unfavorable)	2024	2023
Net sales	$13,970	$15,293	$(1,323)	(9)%	100.0%	100.0%
Cost of sales (includes inventory write-downs of $900 and $450, respectively)	12,656	14,598	1,942	13%	90.6%	95.5%
Gross profit	1,314	695	619	89%	9.4%	4.5%
Sales and marketing expenses	1,010	1,172	162	14%	7.2%	7.7%
Research and development expenses	771	1,222	451	37%	5.5%	8.0%
General and administrative expenses	3,908	4,291	383	9%	28.0%	28.1%
Total operating expenses	5,689	6,685	996	15%	40.7%	43.7%
Loss from operations	(4,375)	(5,990)	1,615	(27)%	(31.3)%	(39.2)%
Interest and finance costs	(649)	(559)	(90)	16%	(4.6)%	(3.7)%
Other income (expense), net	347	1	346	34600%	2.5%	0.0%
Loss before income taxes	(4,677)	(6,548)	1,871	(29)%	(33.5)%	(42.8)%
Income tax	—	—	—	—	—	—
Net loss	$(4,677)	$(6,548)	$1,871	(29)%	(33.5)%	(42.8)%

Net Sales. Net sales decreased by $1,323, or 9%, to $13,970 for the year ended December 31, 2024, as compared to $15,293 for the year ended December 31, 2023. The decrease in net sales is primarily due to a decrease in deliveries of our DC power generators to our largest telecommunications customer in the U.S.

During 2024, revenue from telecommunications customers accounted for 88% of total net sales, as compared to 95% of total net sales during 2023. Our two largest customers represented 48% and 14% of our total net sales in 2024, as compared to 50% and 18% in 2023. Our largest customer in each year was a Tier-1 telecommunications customer in the U.S., and our second largest customer in each year was a telecommunications customer outside the U.S. There was no other revenue from customers in excess of 10% of total net sales in either period.

During 2024 and 2023, sales to international customers accounted for 13% and 21% of total revenue, respectively. Sales to military customers during 2024 and 2023 accounted for 8% and 3% of total revenues, respectively. Sales to marine and other markets during 2024 and 2023 accounted for 4% and 2% of total revenue, respectively. Most of our sales were of our DC base powers systems during the two years.

Cost of Sales. Cost of sales decreased by $1,942 or 13%, to $12,656 during 2024, compared to $14,598 during 2023. Cost of sales as a percentage of net sales decreased from 95.5% in 2023 to 90.6% in 2024 primarily as a result of a decrease in factory overhead absorption as compared to the same period in 2023. We believe we can achieve significant reductions in the cost of sales in 2025 as a percentage of net sales as volumes in production increase. Cost of sales includes inventory write-downs of $900 in 2024, and $450 in 2023, to adjust inventory to net realizable value.

Gross Profit. We recognized a gross profit of $1,314 during 2024, as compared to a gross profit of $695 during 2023, which represents an increase in gross profit of $619 or 89%. Gross profit as a percentage of net sales increased to 9.4% in 2024, as compared to 4.5% in 2023. The increase in gross profit during 2024 was primarily because of improved labor efficiencies in manufacturing resulting from higher production volumes primarily during the second and third quarters of 2024.

Sales and Marketing Expenses. Sales and marketing expenses decreased $162 to $1,010 during 2024, as compared to $1,172 during 2023. The decrease was attributable to a slight decrease in sales support staff during 2024 as compared the same period in 2023. We plan to increase our sales force and increase our marketing and tradeshow activities in 2025 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During 2024, research and development expenses decreased by $451 to $771, as compared to $1,222 during 2023. The decrease in 2024 is attributed to a decrease in engineering staff during 2024 as compared to 2023. Our research and development efforts during 2024 primarily focused on product customization on new customers orders, our mobile EV chargers, and solar hybrid power systems. We continue to search for qualified engineers to join our engineering team and to support our customer diversification efforts.

General and Administrative Expenses. Our general and administrative expenses decreased by $383 to $3,908 during 2024, as compared to $4,291 during 2023. The decrease in general and administrative expenses during 2024 was primarily due a decrease in the number of general and administrative staff during 2024, as compared to 2023.

Interest and Finance Costs. Our interest expense was $649 in 2024, as compared to $559 in 2023. Our interest expense is primarily from borrowings from our credit facility.

Net Loss. As a result of the factors identified above, we generated a net loss of $4,677, or ($1.86) per basic and diluted share, for 2024, as compared to net loss of $6,548, or ($3.45) per basic and diluted share, for 2023, a decrease loss of $1,871.

Liquidity, Capital Resources and Going Concern

Going Concern

The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern. For the year ended December 31, 2024, the Company recorded a net loss of $4,677 and used cash in operations of $536. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s December 31, 2024, audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

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

Sources of Liquidity

During the year ended December 31, 2024, we funded our operations primarily from cash on hand. As of December 31, 2024, we had working capital of $7,037, as compared to working capital of $11,775 at December 31, 2023. This $4,738 decrease in working capital is primarily attributable to a $51 decrease in cash and cash equivalents resulting from net cash of $536 used in operating activities, net cash used in investing activities of $19 for the acquisition of new property and equipment, and net cash from financing activities of $504 which includes net proceeds of $559 from our credit facility.

On December 31, 2024, and December 31, 2023, our net trade receivables totaled $2,153 and $1,676, respectively. On December 31, 2024, $1,771 (82%) represented the largest open customer account balance, while $1,156 (69%) and $264 (16%) represented the two largest open customer account balances on December 31, 2023.

At December 31, 2021, we recognized $2,000 related to the ERC for salaries and benefits expenses incurred during 2021 resulting in a refundable tax credit. The ERC assist business owners and their employees by providing an incentive to keep workers on the payroll and eligible businesses received a tax credit for a percentage of each eligible employee’s wage. In May 2024, the Company received $2,000 of the ERC receivable.

Our available capital resources on December 31, 2024, consisted primarily of $498 in cash and cash equivalents, as compared to $549 as of December 31, 2023. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement, or Loan Agreement, with Pinnacle. The Loan Agreement was amended by the First Modification to Loan and Security Agreement on October 7, 2020. The Loan Agreement’s initial term ended on September 30, 2022. On November 3, 2022, we executed the Second Modification to Loan and Security Agreement with Pinnacle for a two-year term with an expiration date of September 30, 2024. On September 23, 2024, the Loan and Security Agreement with Pinnacle was renewed for two years and expires September 30, 2026.

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

We have an outstanding balance of $4,797 under the Loan Agreement at December 31, 2024. During 2024, we advanced a net of $559 under the Loan Agreement. As of December 31, 2024, we had availability under the Loan Agreement of $654 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2024	2023
Net Cash Provided By (Used In):
Operating Activities	$(536)	$(3,430)
Investing Activities	$(19)	$(194)
Financing Activities	$504	$3,962
Net increase (decrease) in cash	$(51)	$338

Operating Activities

Net cash used in operating activities for 2024 was $536, as compared to $3,430 for the same period in 2023. This decrease in net cash used in 2024 was primarily due to a net loss of $4,677, a decrease in ERC receivable of $2,000, a decrease in refundable income taxes of $787, and a decrease in accounts payable of $1,354.

Investing Activities

Net cash used in investing activities for 2024 totaled $19, as compared to $194 for 2023, a decrease of $175. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $504 for 2024, as compared to $3,962 provided by financing activities during 2023, an decrease of $2,894. This cash provided was primarily borrowings from the line of credit with Pinnacle.

Backlog

As of December 31, 2024, we had a backlog of $1,306. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at December 31, 2024 was comprised of the following elements: 56% in purchases of DC power systems by telecommunications customers in the U.S., 35% in purchases in military markets, and 9% in purchases by customers in the marine and other markets. We believe the majority of our backlog will be shipped within the next six to twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	73	Chairman of the Board, President, Chief Executive Officer and Secretary
Luis Zavala	55	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	74	Director
Katherine Koster	62	Director
Michael Field	61	Director

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

Our Board considered Mr. Albrecht’s Board and executive level leadership, high level financial expertise, and extensive expertise in risk management, and believes Mr. Albrecht can provide our Company particular insight into analysis of financial statements, debt analysis, and risk oversight.

Katherine Koster has served as a member of our Board since December 2019 and serves as a member of each of our Audit Committee and Nominating and Corporate Governance Committee. Ms. Koster retired from over 30-years career in Investment Banking/Public Finance in May of 2024. Prior to May 2024, she was Senior Managing Director and Regional Manager for Hilltop Securities, LLC, where she assisted municipalities and developers in accessing the capital markets to fund critical infrastructure since February 2022. Ms. Koster was a managing director of public finance at D.A. Davidson from February 2021 to February 2022 and with Piper Sandler Companies from June 2008 to February 2021. Ms. Koster holds a Bachelor of Arts Degree in Theater/Business Administration from Pepperdine University and has completed the “Women in Governance: Preparing for Board Membership” corporate governance program at the UCLA Anderson School of Management. Ms. Koster holds the SIE, Series 7, Series 24 and Series 79TO licenses issued by the Financial Industry Regulatory Authority, Series 50, 52TO and Series 53 licenses issued by the Municipal Securities Rulemaking Board and a Series 63 certificate issued by the North American Securities Administrators Association.

Our Board considered Ms. Koster’s board and executive level leadership, extensive experience with capital markets, and high-level financial expertise and believes that Ms. Koster’s investment banking experience and her high level of financial literacy and expertise and experience in capital raising activities will provide strategic insight to financial decisions for future Company initiatives.

Michael G. Field has served as a member of our Board since July 2024 and serves as a member of each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Field has been the President and Chief Executive Officer of The Raymond Corporation (“Raymond”), a company providing intralogistics solutions, since June 2014. From May 2010 to June 2014, he was Raymond’s president of operations and engineering division. From January 2009 to April 2010, he was the executive vice president of operations and engineering. From January 2004 to December 2008, he was the vice president of engineering. Mr. Field is also a Board member of Industrial Truck Association. Mr. Field received his Bachelor of Science in mechanical engineering from Rochester Institute of Technology in 1986, his Master of Science in manufactured systems engineering and his MBA in international operations management, both from Boston University in 1995.

Our Board considered Mr. Field’s board and executive level leadership, his extensive engineering expertise, and experience with global business operations and believes that Mr. Field will provide critical leadership as we expand our product and customer diversification strategies worldwide.

Election of Officers; Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board Composition

Our Board currently consists of four members: Arthur D. Sams, Keith Albrecht, Michael G. Field, and Katherine Koster. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

Board Committees and Meetings

Our business, property and affairs are managed under the direction of our Board. Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our Board and its committees. During 2024, our Board held three meetings. All directors attended 100% of the aggregate of the meetings of our Board and of the committees on which they served or that were held during the period they were directors or committee members, except for Michael Field that missed one committee meeting.

During 2024, members of the Board and its committees consulted informally with management from time to time and also acted by written consent seven times without a meeting.

It is our policy to invite and encourage our directors to attend our annual meetings of stockholders. One director attended our 2024 annual meeting of stockholders.

Our Board has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each charter is available at our website at http://www.polarpower.com. The composition and responsibilities of each committee are described below. Members serve on committees until their resignation or until otherwise determined by our Board. Each of these committees has adopted a written charter that satisfies the applicable standards of the Securities and Exchange Commission and the Nasdaq Listing Rules, which we have posted on the investor relations section of our website.

Audit Committee

The members of our Audit Committee are Mr. Albrecht, Mr. Field and Ms. Koster. Mr. Albrecht is the chair of the Audit Committee. Each member of the Audit Committee satisfies the heightened audit committee independence requirements under the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act. During 2024, our Audit Committee held four meetings. In addition, our Board has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under Securities and Exchange Commission rules, and possesses the requisite financial sophistication, as defined under the Nasdaq Listing Rules. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements.

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

Compensation Committee

The members of our Compensation Committee are Messrs. Field and Albrecht. Mr. Field is the chair of the Compensation Committee. Each member of our Compensation Committee is independent as defined under the Nasdaq Listing Rules and satisfies Nasdaq’s additional independence standards for compensation committee members. Messrs. Field and Albrecht are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act and outside directors as defined by Section 162(m) of the Internal Revenue Code. Our Compensation Committee assists our Board in the discharge of its responsibilities relating to the compensation of our executive officers.

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

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Mr. Field, Mr. Albrecht and Ms. Koster. Mr. Field is the chair of the Nominating and Corporate Governance Committee. Each member of our Nominating and Corporate Governance Committee is independent as defined under the Nasdaq Listing Rules.

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

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy to govern the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports with the SEC.

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all of them compiled with the reporting requirements of Section 16(a) of the Exchange Act during 2024, except Mr. Michel Field, due to his late filing of Forms 3 and 4.

Item 11.	Executive Compensation.

For 2024, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, and Chief Financial Officer, whom we refer to collectively as our “executive officers,” with the following objectives:

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

During 2024, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2024, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2024.

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

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2024, the target for base salary compensation for our executive officers remained the same as in 2023 and was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of Nasdaq or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2024:

Company Name	Description
Espey Mfg. & Electronics Corp. – ESP (NYSE)	Power electronics design and manufacturing company, products include power supplies, power converters, power distribution equipment.
Beam Global – BEEM (Nasdaq)	Designs and manufactures renewably energized products for electric vehicle charging infrastructure, energy storage, energy security, disaster preparedness, street lighting, telecommunications, and energy infrastructure.

The Compensation Committee reviews the appropriateness of the comparison group used for assessing the compensation of our executive officers on an annual basis. The data used from our peer group was collected directly from filings made by the peer group of companies with the SEC.

Elements of Total Compensation

During 2024, our executive officers’ compensation program included three major elements:

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

Outlined below is the base salary data of the peer group of companies outlined above. For 2024, the Compensation Committee kept the same base salary structure as in 2023, which has carried on since 2019. In determining base salary, the Compensation Committee tabulated the average base salary for the executive officers in the peer group of companies.

The Compensation Committee determined that the base salary of our President and Chief Executive officer be set at approximately 70% of the average base salaries of the peer group of companies and that the base salaries for our Chief Financial Officer be set at approximately 60% of the average base salaries of the peer group of companies, all of which is reflected in the table set forth below:

Executive	Min	Max	Average	2024	Avg.
CEO (in $,000)	386	600	400	275	69%
CFO/COO (in$,000)	220	391	300	178	59%

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

For 2024, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by us of the five financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of 2024 the total revenues were $36 million and none of the additional elements qualified, then the executive officer would not be eligible for a performance award of 25% of base salary as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2024 Actual
Revenue ($ million)	$30	$36	$42	$13.9
Gross Margin (% of revenue)	31%	32%	33%	9.4%
EBITDA (% of revenue)	5%	7%	9%	(26.6)%
Customer Concentration (% of total sales)	55%	45%	35%	48%
International Sales (% of total sales)	15%	20%	25%	13%

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

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers” (dollar amounts in thousands):

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Stock Compensation ($)	Total ($)
Arthur D. Sams, President,	2024	275	—	—	275
Chief Executive Officer and Secretary	2023	275	—	—	275

Luis Zavala,	2024	178	—	—	178
Chief Financial Officer	2023	175	—	—	175

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

Luis Zavala

Our Executive Employment Agreement with Luis Zavala, dated as of July 8, 2016, provides for at-will employment as our Vice President Finance at an annual base salary of $120. On April 2, 2018, we appointed Mr. Zavala as our Chief Financial Officer and increased his annual base salary to $175 effective as of April 1, 2018. On November 1, 2024, we increased Mr. Zavala’s base salary to $200. Mr. Zavala is eligible to receive an annual discretionary cash bonus to be paid based upon performance criteria set by our Compensation Committee, as more fully described above, and is eligible to participate in all of our employee benefit programs including our 2016 Plan.

Upon termination by Polar without cause, resignation by Mr. Zavala for good reason or upon Mr. Zavala’s disability, Mr. Zavala is entitled to receive (i) a lump sum cash payment equal to 50% of his then-current base salary, and (ii) continued health insurance coverage for six months. If Mr. Zavala is terminated without cause or resigns for good reason within three months before or twelve months after a change in control, Mr. Zavala is entitled to (a) a lump sum cash payment equal to 50% of his then-current base salary, and (b) continued health insurance coverage for six months.

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

Authorized Shares. Under the 2016 Plan, we may issue a maximum aggregate of 250,627 shares of common stock, all of which may be issued pursuant to Options, SARs, Restricted Stock Awards, RSUs, Incentive Awards, Stock-Based Awards or Dividend Equivalents. Each share issued in connection with an award will reduce the number of shares available under the 2016 Plan by one, and each share covered under a SAR will reduce the number of shares available under the 2016 Plan by one, even though the share is not actually issued upon settlement of the SAR. Shares relating to awards that are terminated by expiration, forfeiture, cancellation or otherwise without issuance of shares of common stock, settled in cash in lieu of shares, or exchanged prior to the issuance of shares for awards not involving shares, will again be available for issuance under the 2016 Plan. Shares not issued as a result of net settlement of an award, tendered or withheld to pay the exercise price, purchase price or withholding taxes of an award or shares purchased on the open market with the proceeds of the exercise price of an award will not again be available for issuance under the 2016 Plan.

Award Limits. In any calendar year, no participant may be granted awards that relate to more than 50,125 shares of our common stock. For these purposes, an Option and its corresponding SAR will be counted as a single award. For any Cash Awards that are intended to constitute annual incentive awards, the maximum amount payable to any one participant with respect to any 12-month period is $5,000. Award limits that are expressed as a number of shares are subject to the adjustment provisions of the 2016 Plan as described below.

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

Non-Employee Director Compensation

Our non-employee directors received a quarterly cash retainer of $7,500 during 2024. Mr. Field has the option, solely during the first year of service, to choose between receiving a cash payment in the amount of $7,500 per quarter or receiving 2,679 shares of the Company’s common stock, to be issued pursuant to the Company’s 2016 Plan. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

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

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2025 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of March 31, 2025. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after March 31, 2025 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 2,511,532 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	806,229	32.0%
Luis Zavala (3)	Common	12,592	*
Keith Albrecht (4)	Common	1,429	*
Katherine Koster	Common	—	—
Michael Field	Common	2,679	*
All directors and executive officers as a group (5 persons)(5)	Common	822,929	32.6%
Bard Associates, Inc. (6)	Common	430,232	17.1%

*	Less than 1%.

(1)	Messrs. Sams, Albrecht, Field, and Ms. Koster are directors of Polar. Messrs. Sams and Zavala are named executive officers of Polar.

(2)	Includes 7,143 shares of common stock issuable upon exercise of options.

(3)	Includes 4,286 shares of common stock issuable upon exercise of options.

(4)	Includes 1,429 shares of common stock issuable upon exercise of options.

(5)	Includes 12,858 shares issuable upon exercise of options.

(6)	Based on information provided in a Schedule 13G filed on November 6, 2024. Bard Associates, Inc. The address of the principal office of the Reporting Persons is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
2016 Plan	20,002	$36.56	207,576

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2018 to which we have been a participant, in which:

●	the amount involved exceeded or will exceed $120 (in thousands); and

●	any of our directors (and director nominees), executive officers, or holders of more than 5% of our voting securities, or immediate family member or affiliate of such persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under “Executive Compensation” above, or that were approved by our Compensation Committee.

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

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2024 and 2023 (in thousands).

	2024	2023
Audit Fees	$228	$245
Audit-Related Fees	3	4
Tax Fees	37	47
Total	$268	$296

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2024, the Company incurred a net loss and incurred negative operating cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As of December 31, 2024, the Company’s inventories totaled $12.9 million. As explained in Note 1 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2025

POLAR POWER, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$498	$549
Accounts receivable	2,153	1,676
Inventories	12,893	16,522
Prepaid expenses	53	455
Employee retention credit receivable	—	2,000
Income taxes receivable	—	787
Total current assets	15,597	21,989

Other assets:
Operating lease right-of-use assets, net	1,645	2,818
Property and equipment, net	196	344
Deposits	108	108

Total assets	$17,546	$25,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$408	$1,762
Customer deposits	607	1,618
Accrued liabilities and other current liabilities	1,100	1,151
Line of credit	4,797	4,238
Notes payable-related party	266	257
Notes payable	—	64
Current portion of operating lease liabilities	1,382	1,124
Total current liabilities	8,560	10,214

Operating lease liabilities, net of current portion	474	1,856

Total liabilities	9,034	12,070

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,511,350 shares issued and 2,508,853 shares outstanding on December 31, 2024 and 2023	2	2
Additional paid-in capital	38,886	38,886
Accumulated deficit	(30,336)	(25,659)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	8,512	13,189

Total liabilities and stockholders’ equity	$17,546	$25,259

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Net sales	$13,970	$15,293
Cost of Sales (includes inventory write-downs of $900 and $450, respectively)	12,656	14,598
Gross profit	1,314	695

Operating Expenses
Sales and marketing	1,010	1,172
Research and development	771	1,222
General and administrative	3,908	4,291
Total operating expenses	5,689	6,685

Loss from operations	(4,375)	(5,990)

Other income (expenses)
Interest expense and finance costs	(649)	(559)
Interest Income	221	—
Other income (expenses), net	126	1
Total other income (expenses), net	(302)	(558)

Net Loss	$(4,677)	$(6,548)

Net loss per share, basic and diluted	$(1.86)	$(3.45)
Weighted average shares outstanding, basic and diluted	2,508,853	1,898,800

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock,		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2022	1,852,484	$1	$37,331	$(19,111)	$(40)	$18,182
Shares of common stock issued for cash, net of offering costs	657,143	1	1,555	—	—	1,555
Shares of common stock issued upon cashless exercise of warrants	1,723	—	—	—	—	—
Net loss	—	—	—	(6,548)	—	(6,548)
Balances, December 31, 2023	2,511,350	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(4,677)	—	(4,677)
Balances, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(4,677)	$(6,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	387
Inventory write-down	900	450
Changes in operating assets and liabilities
Accounts receivable	(477)	554
Inventories	2,729	(1,512)
Prepaid expenses	402	2,174
Employee retention credit receivable	2,000	—
Income taxes receivable	787	—
Operating lease right-of-use asset	1,173	1,000
Deposits	—	(15)
Accounts payable	(1,354)	1,532
Customer deposits	(1,011)	(508)
Accrued expenses and other current liabilities	(51)	(80)
Operating lease liability	(1,124)	(864)
Net cash used in operating activities	(536)	(3,430)

Cash flows from investing activities:
Acquisition of property and equipment	(19)	(194)
Net cash used in investing activities	(19)	(194)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	1,556
Proceeds from notes payable-related party	9	257
Repayment of notes payable	(64)	(205)
Advances from credit facility, net	559	2,354
Net cash provided by financing activities	504	3,962

Increase (decrease) in cash and cash equivalents	(51)	338
Cash and cash equivalents, beginning of period	549	211
Cash and cash equivalents, end of period	$498	$549

Noncash investing and financing activities:
Initial recognition of right-of-use asset and lease liabilities	$—	3,578

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2024, the Company recorded a net loss of $4,677 and used cash in operating activities of $536. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2024, the Company had a cash balance of $498, with borrowing capacity of $654, and a working capital of $7,037. Historically, the Company has financed its operations through public and private sales of common stock, issuance of term loans and credit lines from financial institutions, and cash generated from operations. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to improve its margins, and is continuing to build a strong backlog, and expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Reverse stock split

On November 18, 2024, the Company filed a Certificate of Amendment to Certificate of Incorporation with the Secretary of State of Delaware to effect a 1:7 reverse stock split of the shares of the Company’s common stock either issued and outstanding or held by the Company as treasury stock. The amendment was authorized by the Company’s stockholders on November 11, 2024, and was effective on November 18, 2024. No fractional shares were issued in connection with the reverse stock split, with all fractional shares being rounded up to the next whole share. All share and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Inflation

The continuing impact of higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2024 and may continue to impact its business in 2025. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the assumptions made in determining estimates for credit loss reserves for accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term assets, accruals for warranty reserves, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in the determination of the Company’s liquidity. Actual results may differ from those estimates.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2024 and 2023. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type (in thousands):

	Years Ended December 31,
	2024	2023
DC power systems	$12,577	$14,408
Engineering & Tech Support Services	384	347
Accessories	1,009	538
Total net sales	$13,970	$15,293

The following table shows the Company’s disaggregated net sales by customer type (in thousands):

	Years Ended December 31,
	2024	2023
Telecom	$12,300	$14,516
Government/Military	1,145	475
Marine	364	206
Other (backup DC power to various industries)	161	96
Total net sales	$13,970	$15,293

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Years Ended December 31,
	2024	2023
United States	$12,108	$12,078
Canada	2	267
Other N. America	—	8
Australia and South Pacific Islands	1,359	2,822
Asia	31	9
Europe and Middle East	6	85
United Kingdom	352	—
S. Africa	112	24
Total net sales	$13,970	$15,293

For the years ended December 31, 2024 and 2023, international sales totaled $1,862 and $3,215, respectively.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should the product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes, which are included in accrued liabilities and other current liabilities in the accompanying balance sheets. As of December 31, 2024 and 2023, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage (in thousands):

	Years End December 31,
	2024	2023
Changes in estimates for warranties
Balance at beginning of the period	$600	$600
Payments	(214)	(469)
Provision for warranties	214	469

Balance at end of the period	$600	$600

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

At December 31, 2024 and 2023, cash denominated in Australian Dollar with a U.S. Dollar equivalent of $2 and $7, respectively, was held in an account at a financial institution located in Australia. At December 31, 2024 and 2023, cash denominated in Romanian Leu with a U.S. Dollar equivalent of $12 and $16, respectively, was held in an account at a financial institution located in Romania.

Accounts Receivable

Trade receivables are recorded at their estimated collectible amounts consisting of the carrying amount less an allowance for credit losses, as needed. The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues and estimates an allowance for expected credit losses. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2024 and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. The Company recorded a write down of inventory of $900 for the year ended December 31, 2024, and recorded a write down of inventory of $450 for the year ended December 31, 2023.

As of December 31, 2024 and 2023, inventories consisted of the following (in thousands):

	At December 31,
	2024	2023
Raw materials	$11,902	$14,313
Finished goods	991	2,209
Inventories	$12,893	$16,522

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

Estimated life
Production and shop equipment and machinery and fixtures	3-5 years
Vehicles	3-5 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Computer software and office equipment	5 years

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2024, or December 31, 2023.

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

Share-Based Compensation

The Company periodically issues share-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and other expenses relating to the design, development, and testing of the Company’s products. For the years ended December 31, 2024 and 2023, research and development expenditures totaled $771 and $1,222, respectively.

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

For the years ended December 31, 2024 and 2023, options to purchase 20,002 shares and 20,002 shares, respectively, of the Company’s common stock were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

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

Concentrations

Revenues. For the year ended December 31, 2024, 48% and 14%, respectively, of our revenue was generated from the Company’s two largest customers, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer in Puerto Rico. In 2023, 50% and 18%, respectively, of our revenue was generated from the Company’s two largest customers, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer outside the U.S. In 2024 and 2023, sales to telecommunications customers accounted for 88% and 95% of total revenue, respectively. In 2024 and 2023, sales to international customers accounted for 13% and 21% of total revenue, respectively.

Accounts receivable. At December 31, 2024, the Company’s largest receivable account represented 82% of the Company’s total accounts receivable. At December 31, 2023, the Company’s two largest receivable accounts represented 69% and 16% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of the years ended December 31, 2024 and 2023.

Accounts payable. On December 31, 2024, the three largest accounts payable accounts to the Company’s vendors represented 18%, 13%, and 8%, respectively. On December 31, 2023, the three largest accounts payable accounts to the Company’s vendors represented 30%, 10%, and 5%, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The updates required by this standard should be applied retrospectively to all periods presented in the financial statements. As of December 31, 2024, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s financial statements but has resulted in additional disclosures within the footnotes to our financial statements (See Note 10).

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

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

The Company’s management has evaluated all other recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Production and shop equipment and machinery and fixtures	$3,654	$3,636
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,494
Less: accumulated depreciation and amortization	(4,316)	(4,150)
Property and equipment, net	$196	$344

Depreciation and amortization expense on property and equipment for the years ended December 31, 2024 and 2023 was $167 and $387 respectively. During the years ended December 31, 2024 and 2023, $160 and $374, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum. As of December 31, 2024, the aggregate outstanding balance of the loans including accrued interest is $266, with $165 due in April 2025, $73 due in August 2025, and $28 due in October 2025.

NOTE 4 – NOTES PAYABLE

In prior years, the Company entered into several financing agreements for the purchase of equipment. The terms of these financing arrangements were for a term of 2 years to 5 years, with interest rates ranging from 1.9% to 6.9% per annum, secured by the purchased equipment, and maturing between September 2023 and July 2024. At December 31, 2022, the balance of these notes totaled $268. During 2023, note principal of $205 was repaid, and at December 31, 2023, the balance of the notes totaled $64. The notes were paid off in full during 2024.

NOTE 5 – LINE OF CREDIT

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million, plus (c) up to $146 collateralized by certain equipment. Before the Loan Agreement was set to expire in September 2024, the Company and Pinnacle executed an amendment to extend the term of the Loan Agreement until September 30, 2026.

During 2023, the Company advanced an aggregate net amount of $2,354 under the facility. At December 31, 2023, the outstanding balance under the line of credit was $4,238. During 2024, the Company advanced an aggregate net amount of $559 under the facility. At December 31, 2024, the outstanding balance under the line of credit was $4,797 and the Company had availability under the line of credit in the amount of $654.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at December 31, 2024 and 9.75% at December 31, 2023). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at December 31, 2024 and 10.75% at December 31, 2023).

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

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of December 31, 2024.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit. The Loan Agreement contains certain affirmative and negative covenants, all of which the Company was in compliance with at December 31, 2024.

Total interest expense, fees, and financing costs incurred under the Loan Agreement during the years ended December 31, 2024 and 2023 was $733 and $657, respectively, of which $95 and $110 were included in the balance of general and administrative expenses during 2024 and 2023, respectively, and $638 and $547 were included in the balance of interest expense and finance costs during 2024 and 2023, respectively, in the accompanying statements of operations.

NOTE 6 – OPERATING LEASES

At December 31, 2024, the Company has two operating leases for its warehouse and office facilities. The first lease expired February 28, 2023 and was extended beginning March 1, 2023 to February 28, 2026. The second lease expired August 31, 2023, and was extended beginning September 1, 2023 to August 31, 2026. The aggregate monthly lease payments range from $89 (year one), to $111 (year two), to $125 (year three), with an aggregate commitment of $3,896. The lease amendments to the two operating leases were considered new lease agreements and as a result, the Company recognized operating lease right-of-use assets and related operating lease liabilities of approximately $3,578 upon commencement of the new terms.

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2024	2023
Lease Cost (in thousands)

Operating lease cost (of which $124 is included in general and administration and $1,126 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2024, and $145 is included in general and administration and $978 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2023)	$1,250	$1,123

Other Information
Weighted average remaining lease term – operating leases (in years)	1.4	2.4
Average discount rate – operating leases	6.13%	5.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2024	At December 31, 2023
Operating leases (in thousands)

Long-term right-of-use assets, net of accumulated amortization of $1,931 and $760, respectively	$1,645	$2,818

Current portion of operating lease liabilities	$1,382	$1,124
Noncurrent portion of operating lease liabilities	474	1,856
Total operating lease liabilities	$1,856	$2,980

Maturities of the Company’s lease liabilities are as follows:

Year Ending (in thousands)	Operating Leases
2025	$1,446
2026	496
Total lease payments	1,942
Less: Imputed interest/present value discount	(86)
Present value of lease liabilities	$1,856

Rent expense for the years ended December 31, 2024 and 2023 was $1,618 and $1,423, respectively (including short-term and other rentals).

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s board of directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any vote or action by the Company’s stockholders. Any preferred stock to be issued could rank prior to the Company’s common stock with respect to dividend rights and rights on liquidation. The Company’s board of directors, without stockholder approval, may issue preferred stock with voting and conversion rights which could adversely affect the voting power of holders of common stock and discourage, delay or prevent a change in control of the Company. At December 31, 2024 and 2023, no shares of preferred stock were issued.

Common Stock

●	Issuance of common stock during 2023 in underwritten Public Offering of Common Stock

On December 5, 2023, the Company issued and sold 657,143 shares of common stock in an underwritten public offering. The Company received at the closing of the offering net proceeds of approximately $1,556 after deducting underwriting discounts and commissions and other offering expenses paid by the Company. The Company is using the net proceeds from the Offering for general corporate purposes.

●	Issuance of common stock during 2023 upon exchange of warrants

On November 9, 2023, warrants to purchase an aggregate of 3,446 shares of the Company’s common stock, originally issued July 7, 2020, were exchanged on a cashless basis for 1,723 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2024.

 Treasury Stock

At December 31, 2024 and 2023, the Company had 2,497 shares of common stock held as treasury stock at a cost of $40.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2022	20,002	$36.56
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2023	20,002	$36.56
Granted	—	—
Exercised	—	—
Outstanding and exercisable, December 31, 2024	20,002	$36.56

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At December 31, 2024 and 2023, the Company had total outstanding options of 20,002, which are fully vested, exercise prices ranging from $33.88 to $39.20, and with 4,287 option shares set to expire in December 2027 and the remaining 15,715 option shares set to expire in April 2028.

There was no intrinsic value of the outstanding options at December 31, 2024.

NOTE 9 – STOCK WARRANTS

The following table summarizes warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2022	3,446	$21.91
Issued	—	—
Exercised	(3,446)	2.80
Outstanding, December 31, 2023	—	$—
Issued	—	—
Exercised	—	—
Outstanding, December 31, 2024	—	$—
Exercisable, December 31, 2024	—	$—

On November 9, 2023, warrants to purchase an aggregate of 3,446 shares of the Company’s common stock, originally issued July 7, 2020, were exchanged on a cashless basis for 1,723 shares of Common Stock in accordance to a warrant exchange agreement. Upon issuance of such shares and cancellation of the warrants, the Company no longer has any warrants outstanding as of December 31, 2024.

NOTE 10. SEGMENT INFORMATION

The Company operates and manages its business as one reportable and operating segment. The Company designs, manufactures, and sells DC power systems for applications that do not have access to the utility grid (i.e., prime power and mobile applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications). The measure of segment assets is reported on the balance sheet as total assets. In addition, the Company generates revenue primarily from the sale of its DC power systems, and to a lesser extent from the sale of parts and services to support its DC power systems. The Company manages the business activities on a consolidated basis.

The Company’s CODM reviews financial information presented on a consolidated basis and decides how to allocate resources based on net income (loss).  Consolidated net income (loss) is used for evaluating financial performance and in establishing management’s compensation.

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation.  Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses.  The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM:

	Years ended December 31,
	2024	2023
Revenue	$13,970	$15,293
Cost of goods sold	(12,656)	(14,598)
Compensation	(2,385)	(3,200)
Consulting and professional fees	(1,148)	(973)
Other cost and expenses, net	(2,156)	(2,512)
Other expenses, net	(302)	(558)
Net loss	$(4,677)	$(6,548)

NOTE 11 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2024	2023
Federal income tax rate	(21)%	(21)%
State tax, net of federal benefit	(7)%	(7)%
Valuation allowance	28%	28%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Inventory valuation	$1,300	$977
Accrued liabilities	243	256
Capitalized R&D	463	-
Operating lease liability	520	834
Net operating loss carryforwards	6,233	5,065
Gross deferred tax assets	8,759	7,132
Valuation allowance	(8,250)	(6,737)
Total deferred tax assets	509	395
Deferred tax liabilities:
Operating lease right-of-use asset, net	(461)	(395)
Depreciation	(48)	-
Total deferred tax liabilities	(509)	(395)
Net deferred tax asset (liability)	$-	$-

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 pandemic. Under the CARES Act, net operating loss (“NOL”s) carryforwards arising in tax years beginning after December 31, 2017, and before January 1, 2021 (such as NOLs incurred in 2018, 2019, or 2020 by a calendar-year taxpayer) may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs generally could not be carried back but could be carried forward indefinitely. Further, the TCJA limits NOL absorption to 80% of taxable income. At December 31, 2023, the Company had income taxes receivable of $787 related to NOL carrybacks. During 2024, the Company received $787 in income tax refunds, and on December 31, 2024 had $nil income tax receivables.

At December 31, 2024, the Company had available Federal and state NOLs carryforwards to reduce future taxable income of approximately $20.0 million and $27.9 million, respectively. The Federal NOL can be carried forward indefinitely but can only offset 80% of taxable income in future years. The state carryforward expires in 2041 through 2044.

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

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At December 31, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2019.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2019 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 12 - EMPLOYEE RETENTION CREDITS

The Consolidated Appropriations Act, passed in December 2021, expanded the employee retention credit (“ERC”) program through December 2021. The credits cover 70% of qualified wages, plus the cost to continue providing health benefits to our employees, subject to a $7 cap per employee per quarter. Due to revenue declines we experienced, we qualified for approximately $2,000 of ERC during 2021. As of December 31, 2023, the ERC receivable was $2,000. In May 2024, the Company received the $2,000 ERC receivable.

NOTE 13 – COMMITMENTS AND CONTINGENCIES.

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2024 with respect to such matters. See also Notes 6 and 11.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/2017

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-37960	3.1	11/21/2024

3.3	Bylaws	10-K	001-37960	3.2	3/10/2017

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10.5	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.6	First Amendment to Lease Agreement dated February 5, 2019 between the Registrant and Two Bros L.P.	10-K	001-37960	10.9	3/31/2023

10.7	Second Amendment to Lease Agreement dated January 31, 2023 between the Registrant and Two Bros L.P.	10-K	001-37960	10.10	3/31/2023

65

10.8	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.9	Securities Purchase Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.1	7/8/2020

10.10	Registration Rights Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.2	7/8/2020

10.11	Loan and Security Agreement dated August 31, 2020 between Pinnacle Bank and Polar Power, Inc.	8-K	001-37960	10.1	10/9/2020

10.12	First Modification to Loan and Security Agreement dated October 7, 2020 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	10/9/2020

10.13	Second Modification to Loan and Security Agreement dated November 3, 2022 by and between Polar Power, Inc. and Pinnacle Bank	10-Q	001-37960	10.1	11/14/2022

10.14	Third Modification to Loan and Security Agreement dated April 13, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.1	5/26/2023

10.15	Fourth Modification to Loan and Security Agreement dated May 25, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	5/26/2023

10.16	Fifth Modification to Loan and Security Agreement dated September 5, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.1	9/11/2023

10.17	Offer Letter between Polar Power, Inc. and Michael G. Field, dated July 24, 2024	8-K	001-37960	10.1	7/30/2024

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/2017

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/2017

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Clawback Policy	10-K	001-37960	97.1	4/1/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2025.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary and	March 31, 2025
Arthur D. Sams	Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	March 31, 2025
Luis Zavala	(principal financial and accounting officer)

/s/ Keith Albrecht	Director	March 31, 2025
Keith Albrecht

/s/ Katherine Koster	Director	March 31, 2025
Katherine Koster

/s/ Michael Field	Director	March 31, 2025
Michael Field

67