Form 10-Q
period 2025-03-31
Polar Power, Inc.
filed 2025-05-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 15, 2025 was 2,511,532.

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

References in this Quarterly Report on Form 10-Q to “Polar,” the “Company,” “we,” “us,” and “our” refer to Polar Power, Inc., a Delaware corporation, and its consolidated subsidiaries.

FINANCIAL PRESENTATION

All dollar amounts in this Quarterly Report on Form 10-Q are presented in thousands, except share and per share data and where otherwise noted. Share and per share data have been retroactively adjusted to reflect the decreased number of shares resulting from a 1 for 7 reverse stock split which took effect on November 18, 2024.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68	$498
Accounts receivable	1,687	2,153
Inventories	13,134	12,893
Prepaid expenses	74	53
Total current assets	14,963	15,597

Other assets:
Operating lease right-of-use assets	1,343	1,645
Property and equipment, net	178	196
Deposits	108	108

Total assets	$16,592	$17,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$709	$408
Customer deposits	758	607
Accrued liabilities and other current liabilities	1,117	1,100
Line of credit	4,788	4,797
Notes payable-related party	429	266
Current portion of operating lease liabilities	1,339	1,382
Total current liabilities	9,140	8,560

Operating lease liabilities, net of current portion	197	474

Total liabilities	9,337	9,034

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,514,029 shares issued and 2,511,532 shares outstanding on March 31, 2025, and 2,511,350 shares issued and 2,508,853 shares outstanding on December 31, 2024	—	2
Additional paid-in capital	38,896	38,886
Accumulated deficit	(31,601)	(30,336)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	7,255	8,512

Total liabilities and stockholders’ equity	$16,592	$17,546

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net Sales	$1,723	$1,775
Cost of Sales	1,403	2,177
Gross profit (loss)	320	(402)

Operating Expenses
Sales and marketing	260	231
Research and development	160	220
General and administrative	1,001	1,126
Total operating expenses	1,421	1,577

Loss from operations	(1,101)	(1,979)

Other income (expenses)
Interest expense and finance costs	(164)	(163)
Total other income (expenses), net	(164)	(163)

Net loss	$(1,265)	$(2,142)

Net loss per share – basic and diluted	$(0.50)	$(0.85)
Weighted average shares outstanding, basic and diluted	2,510,669	2,508,802

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended March 31, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512

Adjustment of common stock for reverse stock split	—	(2)	2	—	—	—
Issuance of common stock to director for accrued fees	2,679	—	8	—	—	8
Net loss	—	—		(1,265)	—	(1,265)
Balance, March 31, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,601)	$(40)	$7,255

Three months Ended March 31, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2023	2,511,350	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(2,142)	—	(2,142)
Balance, March 31, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,801)	$(40)	$11,047

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,265)	$(2,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	66
Changes in operating assets and liabilities
Accounts receivable	466	394
Inventories	(241)	301
Prepaid expenses	(21)	11
Operating lease right-of-use asset	302	288
Accounts payable	309	(568)
Customer deposits	151	927
Accrued expenses and other current liabilities	17	(20)
Operating lease liabilities	(319)	(246)
Net cash used in operating activities	(584)	(989)

Cash flows from financing activities:
Proceeds from advances from credit facility	—	676
Proceeds from notes payable-related party	163	—
Repayment of advances from credit facility	(9)	—
Repayment of notes payable	—	(24)
Net cash provided by financing activities	154	652

Decrease in cash and cash equivalents	(430)	(337)
Cash and cash equivalents, beginning of period	498	549
Cash and cash equivalents, end of period	$68	$212

Supplemental Cash Flow Information:
Interest paid	$188	$202
Taxes Paid	$—	$—
Supplemental non-cash investing and financing activities:
Issuance of common stock to director for accrued fees	$8	$—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the three months ended March 31, 2025, the Company recorded a net loss of $1,265 and used cash in operations of $584. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, grow and diversify our revenue, improve operational efficiency, reduce overhead and fixed costs, and to create a profitable operation. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to diversify sales to consume existing inventory, increase higher margin aftermarket parts revenue, to fund operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of inflation

The impact of inflation and changing prices during the three months ended March 31, 2025 has had modest effect on the financial condition or results of operations of the Company. In 2025, we anticipate increase in tariffs on imported products may impact our profitability. Many of the countries on which tariffs have been levied have imposed retaliatory tariffs which may impact our global sales. While we obtain most of our raw materials from domestic sources, many of our supplier’s source materials from various countries and the impact of tariff is currently unclear. In addition, some of our contracts are at a fixed price with certain provisions for price changes. Significant increases in prices may require us to negotiate new contracts. We are closely monitoring the impacts of increases and keeping our customers informed on our findings.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025. These financial statements should be read in conjunction with that report.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires entities to recognize revenue through the application of a five-step model, which includes: identification of the contract; identification of the performance obligations; determination of the transaction price; allocation of the transaction price to the performance obligations; and recognition of revenue as the entity satisfies the performance obligations.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and were $nil for the periods ended March 31, 2025 and 2024. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
DC power systems	$1,230	$1,567
Engineering & Tech Support Services	—	86
Accessories	493	122
Total net sales	$1,723	$1,775

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Telecom	$1,419	$1,258
Government/Military	294	460
Marine	7	38
Other (backup DC power to various industries)	3	19
Total net sales	$1,723	$1,775

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Three months ended
	March 31,
	2025	2024
	(Unaudited)	(Unaudited)
United States	$1,421	$1,675
South Pacific Islands	6	79
Japan	—	20
Canada	1	—
Europe and Middle East	295
Other Asia Pacific	—	1
Total net sales	$1,723	$1,775

For the three months ended March 31, 2025, and 2024, international sales totalled $302 and $99 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. There was no write downs of inventory for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Raw materials	$11,689	$11,902
Finished goods	1,445	991
Total Inventories	$13,134	$12,893

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of March 31, 2025 and December 31, 2024, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2025	December 31, 2024
	(unaudited)
Balance at beginning of the period	$600	$600
Payments	(16)	(214)
Provision for warranties	16	214
Balance at end of the period	$600	$600

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments. The carrying values of the notes and loans payable approximate their fair values since the interest rates on these obligations are based on prevailing market interest rates.

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

Concentrations

Revenues. For the three months ended March 31, 2025, 71% of revenues was generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S, and 17% of revenue was generated from the Company’s second largest customer, a customer in the United Kingdom military market. For the three months ended March 31, 2024, 49% of revenues was generated from the Company’s largest customer, a Tier-1 telecommunications customer in the U.S., and 25% of the revenue was generated from a customer in the U.S. military market. There was no other revenue from customers in excess of 10% of revenues in either period. For the three months ended March 31, 2025 and March 31, 2024, sales to telecommunications customers accounted for 82% and 71% of total revenues, respectively. For the three months ended March 31, 2025 and March 31, 2024, sales to international customers accounted for 18% and 6%, of total revenue, respectively.

Accounts receivable. At March 31, 2025, the two largest receivable accounts represented 74% and 19% of the Company’s accounts receivable. At December 31, 2024, the Company’s largest receivable account represented 82% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2025 or December 31, 2024.

Accounts payable. At March 31, 2025, accounts payable to the Company’s three largest vendors represented 16%, 9% and 8%, respectively, of the Company’s accounts payable. On December 31, 2024, the three largest accounts payable accounts to the Company’s vendors represented 18%, 13%, and 8%, respectively.

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Options	20,002	20,002
Total	20,002	20,002

Recent Accounting Pronouncements

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Production and shop equipment and machinery and fixtures	$3,654	$3,654
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,512
Less: accumulated depreciation and amortization	(4,334)	(4,316)
Property and equipment, net	$178	$196

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2025 and 2024 was $17 and $66, respectively. During the three months ended March 31, 2025 and 2024, $16 and $63, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum. On March 24, 2025, Company’s Chief Executive Officer made an additional loan to the Company in the amount $160 with similar terms as the other three loans. As of March 31, 2025, the aggregate outstanding balance of the loans including accrued interest is $429, with $166 due in May 2025, $74 due in August 2025, $29 due in October 2025, and $160 due March 2026.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million, plus (c) up to $146 collateralized by certain equipment. Before the Loan Agreement was set to expire in September 2024, the Company and Pinnacle executed an amendment to extend the term of the Loan Agreement until September 30, 2026.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at March 31, 2025 and 9.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at March 31, 2025 and 10.75% at December 31, 2024).

During 2023, amendments to the Loan Agreement included, among others, extending the 90-day period on AT&T accounts receivable to 120 days, raising the concentration percentage applicable to certain Tier-1 telecommunication customers from 50% to 75% in the definition of eligible accounts receivable, and increasing the aggregate advance limit under the credit facility from $6,000 to $7,500, for a fee of $23 (1.5% of the $1.5 million increase).

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company. The Loan Agreement also contains a financial covenant requiring the Company to attain an effective tangible net worth, as defined, which the Company attained as of March 31, 2025.

At December 31, 2024, the outstanding balance under the line of credit was $4,797 and the Company had availability under the line of credit in the amount of $654. During the three months ended March 31, 2025, the Company repaid an aggregate of $9 of advances from the credit facility. At March 31, 2025, the outstanding balance under the line of credit was $4,788 and the Company had an amount of $33 available under the line of credit.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit. The Loan Agreement contains certain affirmative and negative covenants, all of which the Company was in compliance with at March 31, 2025.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended March 31, 2025 and 2024 were $161 and $161, respectively. Of these amounts, $1 in 2025 and $1 in 2024 were recorded under general and administrative expenses, while $160 in 2025 and $160 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

NOTE 5 – OPERATING LEASES

The Company has two operating lease agreements for its warehouse and office facilities. The first lease expired February 28, 2024, and was extended beginning March 1, 2024 to February 28, 2026. The second lease expired August 31, 2024, and was extended beginning September 1, 2024 to August 31, 2026. The aggregate monthly lease payments range from $89 (year one), to $111 (year two), to $125 (year three), with an aggregate commitment of $3,896. The lease amendments to the two operating leases were considered new lease agreements and as a result, the Company recognized operating lease right-of-use assets and related operating lease liabilities of approximately $3,578 upon commencement of the new terms in 2024.

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Lease Cost (in thousands)	(Unaudited)	(Unaudited)
Operating lease cost (of which $43 is included in general and administration and $281 is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2025, and $37 and $245 for the same period in 2024, respectively)	$325	$282

Other Information
Weighted average remaining lease term – operating leases (in years)	2.2	2.2
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2025	At December 31, 2024
Operating leases (in thousands)	(Unaudited)
Long-term right-of-use assets, net of accumulated amortization of $2,233 and $1,931, respectively	$1,343	$1,645

Current portion of operating lease liabilities	$1,339	$1,382
Noncurrent portion of operating lease liabilities	197	474
Total operating lease liabilities	$1,536	$1,856

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2025 (remaining 9 months)	1,104
2026	496
Total lease payments	1,600
Less: Imputed interest/present value discount	(64)
Present value of lease liabilities	$1,536

Rent expense for the three months ended March 31, 2025 and 2024 was $391 and $399, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock to director for accrued fees

In January 2025, the Company issued 2,679 shares of common stock valued at $8 to Michael Field, the Company’s independent director, as settlement for previously accrued fees for services for the period of October 1, 2024, to December 31, 2024.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2024	20,002	$36.56
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2025 (unaudited)	20,002	$36.56
Exercisable, March 31, 2025 (unaudited)	20,002	$36.56

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At December 31, 2024, the Company had total outstanding options of 20,002, which were carried forward to March 31, 2025. These options are fully vested, exercise prices ranging from $33.88 to $39.20, and with 4,287 option shares set to expire in December 2027 and the remaining 15,715 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at March 31, 2025.

NOTE 8. SEGMENT INFORMATION

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

The Company’s chief operating decision maker (“CODM”), Arthur D. Sams, reviews financial information presented on a consolidated basis and decides how to allocate resources based on net income (loss).  Consolidated net income (loss) is used for evaluating financial performance and in establishing management’s compensation.

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

	Three Months Ended March 31,
	2025	2024
Revenue	$1,723	$1,775
Cost of goods sold	(1,403)	(2,177)
Compensation	(577)	(651)
Consulting and professional fees	(350)	(409)
Other cost and expenses, net	(493)	(517)
Other expenses, net	(165)	(163)
Net loss	$(1,265)	$(2,142)

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

Within the various markets we service, our DC power systems provide reliable and low-cost DC power to service applications that do not have access to the utility grid (i.e., prime power applications and mobile applications) or have critical power needs and cannot be without power in the event of utility grid failure (i.e., back-up power applications) or charge batteries of various chemistries to be used in electric vehicle or renewable storage applications.

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

During the three months ended March 31, 2025 and March 31, 2024, 82% and 71%, respectively, of our total net sales were within the telecommunications market. During the first quarter of 2025, our two largest customers represented 71% and 17% of our total net sales, respectively, one being a Tier-1 telecommunications customer and one being a customer in the military market in the U.K. During the same period in 2024, our two largest customers represented 49% and 25% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a customer in the U.S. military market. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During three months ended March 31, 2025 and 2024, sales to international customers accounted for 18% and 6% of total net sales, respectively. Sales to military customers during three months ended March 31, 2025 and 2024 accounted for 17% and 26% of total net sales, respectively. During three months ended March 31, 2025 and 2024, sales to marine customers and customers in other markets accounted for 1% and 3% of total net sales, respectively.

During 2024, we launched our prime power DC generators incorporating the Toyota 1KS engines optimized for propane, natural gas, and extremely long operational life. We believe that with the increasing installation restrictions on small diesel engines along with their limited availability due to stringent EPA regulations will force a change to natural gas and propane (LPG) generators. LPG and natural gas are lower in cost than diesel fuel in many areas throughout the world. Our new LPG and natural gas generators will provide strong opportunities for growth and diversification in line with our long-term plan.

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

In May 2023, we announced plans to expand our mobile offerings by upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility. During the second half of 2024, we successfully tested our demonstrator model on several platforms and made appropriate improvements and changes. We believe this configuration of remote mobile electric vehicle charger is just an initial model and based on power and fuel needs will result in various additional configurations.

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

We expect that opportunities in the bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power for more than eight hours), and off-grid (i.e., areas where wireless towers are not connected to an electrical grid) applications, which include telecommunications towers, commercial and residential backup power, electric vehicle charging, “mini-grid” and various other power applications, will help to expand the market for our natural gas/LPG (propane) product lines domestically and internationally. In 2024, we demonstrated a microgrid product that can provide 24/7 electric power to a commercial facility. This project was funded by United Nations High Commissioner for Refugees (“UNHCR”), a United Nations organization. The product included a DC generator, battery storage, AC inverter, solar charge controller and remote monitoring in a single container which can be delivered to any remote location to provide power. We believe this product in its current configuration can serve mid-level micro grid needs in residential and commercial areas. We plan to develop new configurations of DC power system, battery storage and solar products to optimize the match between our solutions and various application needs.

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three months ended March 31, 2025. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2025 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

None.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that impacted our condensed financial statements and related notes included herein.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2025 were $1,723, which represents a 3% decrease in net sales as compared to $1,775 for the three months ended March 31, 2024. We reported a net loss of $1,265 for the three months ended March 31, 2025, as compared to a net loss of $2,142 for the same period in 2024. Cost reductions in operating expenses helped improve the net loss from 2024 to 2025.

We believe revenue during the quarter ended March 31, 2025 continued to be impacted by excess inventory at our customer’s warehouse in addition to economic and geopolitical factors influencing our customers’ buying decisions.

During 2025, we plan to hire sales and marketing staff to continue to market our products globally and expand our customer base in all market segments. We also plan to continue to be proactive in managing our operations and mitigate the financial impacts of higher costs, supply chain issues, and geopolitical factors.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2025	2024	Favorable (Unfavorable)	Favorable (Unfavorable)	2025	2024
	(unaudited)	(unaudited)
Net sales	$1,723	$1,775	$(52)	(3)%	100.0%	100.0%
Cost of sales	1,403	2,177	774	36%	81.4%	122.6%
Gross profit (loss)	320	(402)	722	180%	18.6%	(22.6)%
Sales and marketing expenses	260	231	(29)	(13)%	15.1%	13.0%
Research and development expenses	160	220	60	27%	9.3%	12.4%
General and Administrative expenses	1,001	1,126	125	11%	58.1%	62.6%
Total operating expenses	1,421	1,577	156	10%	82.5%	88.0%

Loss from operations	(1,101)	(1,979)	878	44%	(63.9)%	(110.6)%
Interest and finance costs	(164)	(163)	(1)	(1)%	(9.5)%	(9.2)%
Loss before income taxes	(1,265)	(2,142)	877	41%	(73.4)%	(120.7)%
Income tax benefit	—	—	—	—%	—%	—%
Net loss	$(1,265)	$(2,142)	$877	41%	(73.4)%	(120.7)%

Net Sales. Net sales decreased $52, or 3%, to $1,723 for the three months ended March 31, 2025, as compared to $1,775 for the same period in 2024. During the three months ended March 31, 2025, our two largest customers accounted for 71% and 17% of our total net sales, respectively. During the same period in 2024, our two largest customers accounted for 49% and 25% of our total net sales, respectively. There was no other revenue from customers in excess of 10% of total net sales in either period. For three months ended March 31, 2025, our aftermarket parts revenues reached 28% of our total revenues compared to 6.8% revenues for three months ended March 31, 2024. We believe this increase in aftermarket parts revenue is attributed to large aging population of our products under service at telecom sites.

Net sales to telecommunications customers in the U.S. accounted for 82% of our total net sales for the three months ended March 31, 2025, as compared to 65% for the same period in 2024. Our international sales represented 18% of our net sales in the three months ended March 31, 2025, as compared to 6% in international sales in the same period in 2024.

Cost of Sales. Cost of sales during the three months ended March 31, 2025 decreased by $774, or 36%, to $1,403, as compared to $2,177 during the same period in 2024. Cost of sales as a percentage of net sales during the three months ended March 31, 2025 decreased to 81.4% as compared to 122.6% in the same period in 2024. The decrease in cost of sales was primary attributable to a decrease in factory overhead absorption in three months ended March 31, 2025 as compared to the same period in 2024. We also experienced a 63% decrease in field services related to warranty and generator commissioning expenses.

Gross Profit (Loss). We had a gross profit of $320 for the three months ended March 31, 2025, which is an increase of $722, or 180%, as compared to gross loss of $402 during the same period in 2024. The increase in gross profit for the three months ended March 31, 2025, was primarily a result of a decrease in factory overhead absorption and reduced spending on field support services during the three months ended March 31, 2025.

Our gross profit as a percentage of net sales was 18.6% for the quarter ended March 31, 2025, as compared to a gross loss as a percentage of net sales of 22.6% in the same period in 2024.

Sales and Marketing Expenses. During the three months ended March 31, 2025, sales and marketing expenses increased by $29, or 13%, to $260, as compared to $231 during the same period in 2024. The increase was attributable to a 47% increase in marketing expenditures including tradeshow participation during three months ended March 31, 2025 as compared to the same period in 2024. We plan to increase our sales force and increase our marketing and tradeshow activities in 2025 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the three months ended March 31, 2025, research and development expenses decreased by $60 or 27%, to $160, as compared to $220 during the same period in 2024. The decrease in research and development expenses resulted from a decrease in new product development activity during the period ended March 31, 2025. We plan to recruit additional engineers during 2025 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses were $1,001 for the three months ended March 31, 2025, as compared to $1,126 for the same period in 2024. The 10% decrease in general and administrative expenses resulted from consolidating administrative tasks to improve efficiencies.

Interest and Finance Costs. Interest expense for the three months ended March 31, 2025 was $164, as compared to $163 during the same period in 2024. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Loss. As a result of the factors identified above, we reported net loss of $1,265, or $(0.50) per basic and diluted share, for the three months ended March 31, 2025, as compared to net loss of $2,142, or $(0.85) per basic and diluted share, for the same period in 2024.

Liquidity and Capital Resources

Sources of Liquidity

During the three months ended March 31, 2025, we funded our operations primarily from cash on hand. As of March 31, 2025, we had working capital of $5,823, as compared to working capital of $7,037 at December 31, 2024. This $1,214 decrease in working capital is primarily attributable to $430 decrease in cash and cash equivalents resulting from net cash of $584 used in operating activities, net cash of $nil used in investing activities, and net cash of $154 from financing activities.

On March 31, 2025 and December 31, 2024, our net trade receivables totalled $1,687 and $2,153, respectively. On March 31, 2025, $1,249 (74%) and $319 (19%) represented the two largest open customer account balances, while $1,771 (82%) represented the largest open customer account balances on December 31, 2024.

Our available capital resources on March 31, 2025 consisted primarily of $68 in cash and cash equivalents, as compared to $498 as of December 31, 2024. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

We had an outstanding balance of $4,797 under the Loan Agreement at December 31, 2024. During the quarter ended March 31, 2025, we paid a net of $9 under the Loan Agreement. As of March 31, 2025, the outstanding balance under the line of credit was $4,788 and we had availability under the Loan Agreement of $33 and we believe that we are in compliance with the terms and conditions of the Loan Agreement.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(584)	$(989)
Investing Activities	—	—
Financing Activities	154	652
Net decrease in cash	$(430)	$(337)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $584 as compared to net cash used in operating activities of $989 for the same period in 2024. This decrease in net cash used in the three months ended March 31, 2025 was primarily due to a net loss of $1,265, a decrease in accounts receivable of $466, an increase in accounts payable of $301, an increase in customer deposits of $153, and an increase in cash purchases of inventory of $241.

Investing Activities

We did not have any investing activities for the three months ended March 31, 2025 and March 31, 2024.

Financing Activities

Net cash provided by financing activities totalled $162 for the three months ended March 31, 2025, as compared to $154 provided by financing activities during the same period in 2024. This cash provided was primarily net borrowings from the line of credit with Pinnacle Bank coupled with a notes payable of $163 issued by a related party.

Backlog

As of March 31, 2025, we had a backlog of $2,238. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2025, was comprised of the following elements: 86% in purchases of DC power systems by telecommunications customers in the U.S., 7% in purchases by customers in the military markets, and 8% in purchases by customers in other markets. We believe the majority of our backlog will be shipped within the next six months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment, we believe, has impacted the Company’s business in 2023, to a lesser extent in 2024 and the first quarter of 2025, and may continue to impact its business in 2025, including as a result of increased energy costs, increase materials costs due to higher tariffs on key components which may not be able to pass to customers as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

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

We have incurred significant losses in the past. For the quarter ended March 31, 2025, we incurred net loss of $1,265. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $4.1 million and $6.5 million, respectively. For the year ended December 31, 2024, we realized a gross profit of approximately $1.9 million, and for the year ended December 31, 2023, we realized a gross profit of approximately $0.7 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

In addition, any unfavorable change in our business relationship with our Tier-1 wireless telecommunications carrier customers, or delays in customer implementation and deployment of our products, could have a material adverse effect on our results of operation and financial condition. Our plans to invest in the development of electric vehicle chargers, residential and commercial power products and higher capacity DC hybrid solar systems may not result in an anticipated growth in sales and may reduce our revenue growth rate.

Many of our DC power systems involve long design and sales cycles, which could have an adverse impact on our results of operations and financial performance.

The design and sales cycle for our DC power systems, from initial contact with our potential customer to the shipments of our product, may be lengthy. Customers generally consider a wide range of factors before making a purchase decision. Prior to purchasing our products, many of our customers often require a significant technical review, tests and evaluations over long periods of time (i.e., three to twenty-four months), assessments of competitive products and approval at a number of management levels within their organization. During the time our customers are evaluating our products, we may incur substantial sales and service, engineering and research and development expenses to customize our products to meet customer’s application needs. We may also make significant management efforts, increase manufacturing capacity, order long-lead-time components or purchase significant amounts of components and other inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products.

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

Natural disasters or other catastrophic events, such as the COVID-19 pandemic and recovery, may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services.

We are dependent on relationships with our key material suppliers, and the partial or complete loss of one of these key suppliers, or the failure to find replacement suppliers or manufacturers in a timely manner, could adversely affect our business.

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Ford Motor Company (Ford). Engines from Yanmar, Toyota, and Ford represented 88%, nil%, and 13% of total engines sold as a component of our DC power systems during the three months ended March 31, 2025, respectively, and engines from Yanmar, Toyota, and Ford represented 94%, 2%, and 4% of total engines sold as a component of our DC power systems during the during the same period in 2024, respectively. We also use engines from Isuzu, Perkins and, to a lesser extent, Kubota and Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed for any unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended March 31, 20215 and 2024, our sales to international customers accounted for 18% and 6%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

Beginning April 9, 2025, the U.S. government imposes reciprocal tariffs on many products imported from China, Canada, and Mexico, among many other countries. Many of the countries on which tariffs have been levied have imposed retaliatory tariffs or threatened to impose tariffs on goods they import from the U.S. While we obtain most of our raw materials from domestic sources, many of our suppliers source materials from various countries and may pass tariffs they pay on to us. As of the date of this report, we have not been materially affected by tariffs, but it is difficult to determine the impact of these tariffs on our business for the rest of 2025 and beyond.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 250,627 shares of our common stock. As of March 31, 2025, we had granted options to purchase an aggregate of 20,002 shares of common stock and issued 25,729 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: May 15, 2025	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

