Form 10-Q
period 2025-06-30
Polar Power, Inc.
filed 2025-08-14
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 14, 2025 was 2,511,532.

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences of the novel coronavirus, or COVID-19, pandemic on matters including U.S., local and foreign economies, wars and international conflicts including the current military actions involving the Russian Federation and Ukraine and the conflicts in middle-east, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$175	$498
Accounts receivable	2,031	2,153
Inventories	12,993	12,893
Prepaid expenses	42	53
Total current assets	15,241	15,597

Other assets:
Operating lease right-of-use assets	1,037	1,645
Property and equipment, net	160	196
Deposits	108	108

Total assets	$16,546	$17,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$858	$408
Customer deposits	638	607
Accrued liabilities and other current liabilities	1,139	1,100
Line of credit	5,302	4,797
Notes payable-related party	433	266
Current portion of operating lease liabilities	1,116	1,382
Total current liabilities	9,486	8,560

Operating lease liabilities, net of current portion	76	474

Total liabilities	9,562	9,034

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,514,029 shares issued and 2,511,532 shares outstanding on June 30, 2025, and 2,511,350 shares issued and 2,508,853 shares outstanding on December 31, 2024	—	2
Additional paid-in capital	38,896	38,886
Accumulated deficit	(31,872)	(30,336)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	6,984	8,512

Total liabilities and stockholders’ equity	$16,546	$17,546

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$2,708	$4,660	$4,431	$6,434
Cost of Sales	1,778	2,828	3,183	5,005
Gross profit	930	1,832	1,248	1,429

Operating Expenses
Sales and marketing	184	264	443	494
Research and development	146	195	305	415
General and administrative	710	913	1,711	2,040
Total operating expenses	1,040	1,372	2,459	2,949

Income (loss) from operations	(110)	460	(1,211)	(1,520)

Other income (expenses)
Interest expense and finance costs	(171)	(179)	(335)	(342)
Other Income	10	220	10	221
Total other income (expenses), net	(161)	41	(325)	(121)

Net income (loss)	$(271)	$501	$(1,536)	$(1,641)

Net income (loss) per share – basic and diluted	$(0.11)	$0.20	$(0.61)	$(0.65)
Weighted average shares outstanding, basic and diluted	2,511,103	2,508,802	2,511,103	2,508,802

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended June 30, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,601)	$(40)	$7,255
Net loss	—	—	—	(271)	—	(271)
Balance, June 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,872)	$(40)	$6,984

Six months ended June 30, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512
Adjustment of common stock for reverse stock split	—	(2)	2	—	—	—
Issuance of common stock to director for accrued fees	2,679	—	8	—	—	8
Net loss	—	—	—	(1,536)	—	(1,536)
Balance, June 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,872)	$(40)	$6,984

Three months Ended June 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,801)	$(40)	$11,047
Net income	—	—	—	501	—	501
Balance, June 30, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,300)	(40)	$11,548

Six months ended June 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2023	2,511,350	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(1,641)	—	(1,641)
Balance, June 30, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,300)	$(40)	$11,548

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,536)	$(1,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	121
Changes in operating assets and liabilities
Accounts receivable	122	(634)
Employee retention credit	—	2,000
Inventories	(99)	746
Prepaid expenses	11	68
Income tax receivable	—	787
Operating lease right-of-use asset	609	579
Accounts payable	458	(1,165)
Accrued interest added to notes payable-related party	7	—
Customer deposits	31	(149)
Accrued expenses and other current liabilities	39	5
Operating lease liability	(664)	(527)
Net cash provided by (used in) operating activities	(988)	190

Cash flows from investing activities:
Acquisition of property and equipment	—	(18)
Net cash used in investing activities	—	(18)

Cash flows from financing activities:
Proceeds from advances from credit facility	505	445
Proceeds from notes payable-related party	160	—
Repayment of notes payable	—	(47)
Net cash provided by financing activities	665	398

Increase in cash and cash equivalents	(323)	570
Cash and cash equivalents, beginning of period	498	549
Cash and cash equivalents, end of period	$175	$1,119

Supplemental Cash Flow Information:
Interest paid	$381	$420
Taxes Paid	$—	$—
Supplemental non-cash investing and financing activities:
Issuance of common stock to director for accrued fees	$8	$—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the six months ended June 30, 2025, the Company recorded a net loss of $1,536 and used cash in operations of $988. This factor raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impact of inflation

The impact of inflation and changing prices during the six months ended June 30, 2025 has had modest effect on the financial condition or results of operations of the Company. In 2025, we anticipate increase in tariffs on imported products may impact our profitability. Many of the countries on which tariffs have been levied have imposed retaliatory tariffs which may impact our global sales. While we obtain most of our raw materials from domestic sources, many of our supplier’s source materials from various countries and the impact of tariff is currently unclear. In addition, some of our contracts are at a fixed price with certain provisions for price changes. Significant increases in prices may require us to negotiate new contracts. We are closely monitoring the impacts of increases and keeping our customers informed on our findings.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and were $nil for the three-month and six months ended June 30, 2025 and 2024. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
DC power systems	$1,989	$4,475
Engineering & Tech Support Services	135	38
Accessories	584	147
Total net sales	$2,708	$4,660

	Six months ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
DC power systems	$3,219	$6,041
Engineering & Tech Support Services	134	125
Accessories	1,078	268
Total net sales	$4,431	$6,434

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
Telecom	$2,481	$4,445
Government/Military	154	163
Marine	38	13
Other (backup DC power to various industries)	35	39
Total net sales	$2,708	$4,660

	Six months ended June 30,
	2025 (Unaudited)	2024 (Unaudited)
Telecommunications	$3,900	$5,703
Government/Military	448	622
Marine	45	51
Other (backup DC power to various industries)	38	58
Total net sales	$4,431	$6,434

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
United States	$2,624	$3,490
Canada	32	—
South Pacific Islands	49	1,146
Indonesia	3	24
Total net sales	$2,708	$4,660

	Six months ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
United States	$4,045	$5,164
Canada	33	—
South Pacific Islands	55	1,225
Indonesia	—	24
Japan	3	20
Europe and Middle East	295	1
Total net sales	$4,431	$6,434

For the three-months ended June 30, 2025 and 2024, international sales totaled $84 and $1,170 respectively. For the six-months ended June 30, 2025 and 2024, international sales totaled $386 and $1,269 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. There was no write downs of inventory for the three months and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, inventories consisted of the following:

	June 30, 2025 (unaudited)	December 31, 2024

Raw materials	$11,755	$11,902
Finished goods	1,238	991
Total Inventories	$12,993	$12,893

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of June 30, 2025 and December 31, 2024, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2025 (unaudited)	December 31, 2024
Balance at beginning of the period	$600	$600
Payments	(38)	(214)
Provision for warranties	38	214
Balance at end of the period	$600	$600

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

Income Taxes

During the three months and six months ended June 30, 2025 and 2024, the Company did not record any provision for income taxes, as the Company incurred losses for income tax reporting during such periods.

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

Concentrations

Revenues. For the three months ended June 30, 2025 and 2024, sales to telecommunications customers accounted for 92% and 95% of total revenues, respectively. Sales to international customers accounted for 3% and 25% of total revenues, respectively. The Company’s largest customers during the three months ended June 30, 2025, generated 69% of total revenues, as compared to the three largest customers during the three months ended June 30, 2024, generating 40% and 27%, and 22% of total net revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

For the six months ended June 30, 2025 and 2024, sales to telecommunications customers accounted for 88% and 89% of total revenues, respectively. For the six months ended June 30, 2025 and 2024, sales to international customers accounted for 9% and 20% of total revenue, respectively. For the six months ended June 30, 2025, the Company’s three largest customers generated 70%, 7%, and 5% of total revenues, as compared to the three largest customers during the same period in 2024 generating 42%, 20%, and 16% of total revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

Accounts receivable. At June 30, 2025, the largest accounts receivable account from the Company’s customers represented 85% of the Company’s total accounts receivable. At December 31, 2024, the Company’s largest accounts receivable represented 82% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2025 or December 31, 2024.

Accounts payable. At June 30, 2025, accounts payable to the Company’s three largest vendors represented 12%, 10% and 6%, of the Company’s accounts payable. On December 31, 2024, the three largest accounts payable accounts to the Company’s vendors represented 18%, 13%, and 8%, respectively.

Net Income (Loss) Per Share

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

The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive:

	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Options	20,002	20,002

Recent Accounting Pronouncements

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2025 (Unaudited)	December 31, 2024
Production and shop equipment and machinery and fixtures	$3,654	$3,654
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,512
Less: accumulated depreciation and amortization	(4,352)	(4,316)
Property and equipment, net	160	196

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2025 and 2024 was $17 and $55, respectively. During the three months ended June 30, 2025 and 2024, $16 and $53, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2025 and 2024 was $34 and $121, respectively. During the six months ended June 30, 2025 and 2024, $33 and $116, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum. The outstanding balance under these loans was $266 as of December 31, 2024. On March 24, 2025, Company’s Chief Executive Officer made an additional loan to the Company in the amount $160 with similar terms as the other three loans. As of June 30, 2025, the aggregate outstanding balance of the loans including accrued interest is $433, with $240 due in August 2025, $29 due in October 2025, and $160 due March 2026.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). Before the Loan Agreement was set to expire in September 2024, the Company and Pinnacle executed an amendment to extend the term of the Loan Agreement until September 30, 2026.

The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million, plus (c) up to $146 collateralized by certain equipment. Additionally, the inventory advances limit shall decrease as the Company’s effective Tangible Net Worth diminishes at ranges provided in the Loan Agreement. Such inventory advances limit can be as high as $2.0 million with a Net Tangible Worth of $10.0 million, to as low as $0 with a Net Tangible Worth of $6.0 million. Any such decrease in the inventory advances limit shall take effect on the first day of the month following the Borrower’s delivery of its quarterly financial statements, as required by the Affirmative Covenants of the Loan Agreement. As of June 30, 2025, the Company’s Net Tangible Worth is approximately $7.4 million.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at June 30, 2025 and 9.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at June 30, 2025 and 10.75% at December 31, 2024).

Pursuant to the Loan Agreement, as amended, the standards of eligible accounts receivable include AT&T accounts receivable up to 120 days of invoice date, and eligible accounts receivable with other customers have up to 90 days of invoice date. Customer accounts with eligible accounts receivable cannot exceed a concentration percentage which is a customer’s total obligations to the Company as a percentage of eligible accounts receivable from all customers. The concentration percentage applicable to certain Tier-1 telecommunications customers is 75% of all eligible accounts receivable, and the concentration percentage applicable to all other customer is 25% of all eligible accounts.

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company.

At December 31, 2024, the outstanding balance under the line of credit was $4,797 and the Company had availability under the line of credit in the amount of $654. During the six months ended June 30, 2025, the Company advanced an aggregate of $505 under the credit facility. At June 30, 2025, the outstanding balance under the line of credit was $5,302 and the Company had an amount of $66 available under the line of credit.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit. The Loan Agreement contains certain affirmative and negative covenants, all of which the Company was in compliance with at June 30, 2025.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended June 30, 2025 and 2024 were $168 and $179, respectively. Of these amounts, $1 in 2025 and $1 in 2024 were recorded under general and administrative expenses, while $167 in 2025 and $177 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the six-month periods ended June 30, 2025 and 2024 were $329 and $340, respectively. Of these amounts, $1 in 2025 and $2 in 2024 were recorded under general and administrative expenses, while $327 in 2025 and $338 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

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

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Lease Cost

Operating lease cost (of which $92 is included in general and administration and $612 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2025, and $78 and $519 for the same period in 2024, respectively)	$704	$597

Other Information
Weighted average remaining lease term – operating leases (in years)	0.9	1.9
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2025	At June 30, 2024
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $2,540 and $1,338, respectively	$1,037	$2,239

Short-term operating lease liabilities	$1,116	$1,260
Long-term operating lease liabilities	76	1,193
Total operating lease liabilities	$1,192	$2,453

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2025 (remaining 6 months)	742
2026	496
Total lease payments	1,238
Less: Imputed interest/present value discount	(46)
Present value of lease liabilities	$1,192

Rent expense for the three months ended June 30, 2025 and 2024 was $325 and $399, respectively. Rent expense for the six months ended June 30, 2025 and 2024 was $649 and $799, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock to director for accrued fees

In January 2025, the Company issued 2,679 shares of common stock valued at $8 to Michael Field, the Company’s independent director, as settlement for previously accrued fees for services.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2024	20,002	$36.56
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2025 (unaudited)	20,002	$36.56
Exercisable, June 30, 2025 (unaudited)	20,002	$36.56

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At June 30, 2025, and December 31, 2024, the Company had total outstanding options exercisable into 20,002 shares of the Company’s common stock. The options are fully vested, with exercise prices ranging from $33.88 to $39.20, and with 4,287 option shares set to expire in December 2027 and the remaining 15,715 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at June 30, 2025.

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

	Three Months Ended June 30,
	2025	2024
Revenue	$2,708	$4,660
Cost of goods sold	(1,778)	(2,828)
Compensation	(501)	(622)
Consulting and professional fees	(140)	(243)
Other cost and expenses, net	(399)	(507)
Other income (expenses), net	(161)	41
Net profit (loss)	$(271)	$501

	Six Months Ended June 30,
	2025	2024
Revenue	$4,431	$6,434
Cost of goods sold	(3,183)	(5,005)
Compensation	(1,078)	(1,274)
Consulting and professional fees	(490)	(653)
Other cost and expenses, net	(891)	(1,022)
Other expenses, net	(325)	(121)
Net loss	$(1,536)	$(1,641)

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

Serving these various markets, we offer the following configurations of our DC power systems, with output power ranging from 5 kW to 50 kW:

●	Base power systems. These stationary systems integrate a DC generator with automated controls and remote monitoring, contained within an environmentally regulated enclosure.

●	Hybrid power systems. These systems incorporate lithium-ion batteries (or other advanced battery chemistries) storage and our standard DC power systems to provide power in both bad and off-grid applications.

●	DC solar hybrid power systems. These stationary systems incorporate photovoltaic and other sources of renewable energy into our DC hybrid power systems.

●	Mobile power systems. These are very light weight and compact power systems used for EV charging, robotics, communications and security.

Our DC power systems are available in diesel, natural gas, LPG / propane and renewable formats, with diesel, natural gas and propane gas being the predominate formats.

During the three months ended June 30, 2025 and 2024, 92% and 95%, respectively, of our total net sales were within the telecommunications market. During the three months ended June 30, 2025 and 2024, sales to international customers accounted for 3% and 25% of total net sales, respectively; sales to military customers accounted for 6% and 3% of total net sales, respectively; and sales to other customers accounted for 2% and 2% of total net sales, respectively.

During the six months ended June 30, 2025 and 2024, 88% and 89%, respectively, of our total net sales were within the telecommunications market. During the six months ended June 30, 2025 and 2024, sales to international customers accounted for 9% and 20% of total net sales, respectively; sales to military customers accounted for 10% and 10% of total net sales, respectively; and sales to other customers accounted for 2% and 1% of total net sales, respectively.

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

We are expanding our mobile offerings by upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility. During the second half of 2024, we successfully tested our demonstrator model on several platforms and made appropriate improvements and changes. We believe this configuration of remote mobile electric vehicle charger is just an initial model and based on power and fuel needs will result in various additional configurations.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three and six months ended June 30, 2025. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2025 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

Our sales backlog as of June 30, 2025 was $1,203, of which our telecommunications customers accounted for 95%, customers in the marine market accounted for 2%, customers in other markets accounted for 3%.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2025 were $2,708, which represents a 42% decrease in net sales as compared to $4,660 for the three months ended June 30, 2024. Our net sales for the six months ended June 30, 2025 were $4,431, which represents a 31% decrease in net sales as compared to $6,434 for the same period in 2024.

We believe revenue during the three and six months ended June 30, 2025 continued to be impacted by excess inventory at our largest customer’s warehouse. In addition, we believe economic and geopolitical factors have influenced our customers’ buying decisions.

During the second half of 2025, we plan to hire sales and marketing staff to continue to market our products globally and expand our customer base in all market segments. We also plan to continue to be proactive in managing our operations and mitigate the financial impacts of higher costs, supply chain issues, and geopolitical factors.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2025 (unaudited)	2024 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2025	2024
Net sales	$2,708	$4,660	$(1,952)	(42)%	100.0%	100.0%
Cost of sales	1,778	2,828	1,050	37%	65.7%	60.7%
Gross profit	930	1,832	(902)	49%	34.3%	39.3%
Sales and marketing expenses	184	264	80	30%	6.8%	5.7%
Research and development expenses	146	195	49	25%	5.4%	4.2%
General and Administrative expenses	710	913	203	22%	26.2%	19.6%
Total operating expenses	1,040	1,372	332	24%	38.4%	29.4%
Income (loss) from operations	(110)	460	(570)	124%	(4.1)%	9.9%
Interest and finance costs	(171)	(179)	8	4%	(6.3)%	(3.8)%
Interest Income	10	220	(210)	95%	0.4%	4.7%
Net income (loss)	$(271)	$501	$(772)	154%	10.0%	10.8%

Net Sales. Net sales decreased $1,952, or 42%, to $2,708 for the three months ended June 30, 2025, as compared to $4,660 for the same period in 2024. The decrease in sales was primarily attributed to a decrease in sales of our DC generators to our telecommunications customers. We believe our largest customer continued to have excess inventory of our systems purchased in prior periods. We also believe economic and geopolitical factors had an influence in our customers’ buying decisions.

For the three months ended June 30, 2025, sales to our largest telecommunication customer in the U.S. accounted for 69% of our total net sales. For the same period in 2024, 40% of our total net sales were generated from our largest U.S. telecommunications customer, our second largest customer being a telecommunications customer in Puerto Rico represented 27% of our total net sales, and our third largest customer being a telecommunications customer in the south pacific region represented 22% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to customers in the U.S. accounted for 97% of our total net sales for the three months ended June 30, 2025, as compared to 75% for the same period in 2024. Our international sales represented 3% of our net sales for the three months ended June 30, 2025, as compared to 25% in international sales in the same period in 2024.

Cost of Sales. Cost of sales during the three months ended June 30, 2025 decreased by $1,050, or 37%, to $1,778, as compared to $2,828 during the same period in 2024. Cost of sales as a percentage of net sales during the three months ended June 30, 2025 increased to 65.7% as compared to 60.7% in the same period in 2024 primarily as a result of an increase in factory overhead absorption as compared to the same period in 2024.

Gross Profit. We had a gross profit of $930 for the three months ended June 30, 2025, which is a decrease of $902 or 49%, as compared to gross profit of $1,832 during the same period in 2024. The decrease in gross profit for the three months ended June 30, 2025 was primarily a result of a slight increase in factory overhead absorption as compared to the same period in 2024. Our gross profit as a percentage of net sales was 34.3% for the quarter ended June 30, 2025, as compared to a gross profit as a percentage of net sales of 39.3% in the same period in 2024.

Sales and Marketing Expenses. During the three months ended June 30, 2025, sales and marketing expenses decreased by $80, or 30%, to $184, as compared to $264 during the same period in 2024. The decrease was attributable to a decrease in sales support staff and travel related expenses during the quarter as compared to the same period in 2024.

Research and Development Expenses. During the three months ended June 30, 2025, research and development expenses decreased by $49, or 25%, to $146, as compared to $195 during the same period in 2024. The decrease was primarily due to a decrease in research and development support staff and consulting services during the three months ended June 30, 2025 as compared to the same period in 2024. We plan to recruit additional engineers during 2025 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $203, or 24%, to $710 during the three months ended June 30, 2025, as compared to $913 during same period in 2024. The decrease in general and administrative expenses during the three months ended June 30, 2025 was primarily due to a decrease in the number of general and administrative staff.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2025 was $171, as compared to $179 during the same period in 2024. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Profit (Loss). As a result of the factors identified above, we reported net loss of $271, or $(0.11) per basic and diluted share, for the three months ended June 30, 2025, as compared to net profit of $501, or $0.20 per basic and diluted share, for the same period in 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2025 (unaudited)	2024 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2025	2024
Net sales	$4,431	$6,434	$(2,003)	(31)%	100.0%	100.0%
Cost of sales	3,183	5,005	1,822	36%	71.8%	77.8%
Gross profit	1,248	1,429	(181)	(13)%	28.2%	22.2%
Sales and marketing expenses	443	494	51	10%	10.0%	7.7%
Research and development expenses	305	415	110	27%	6.9%	6.5%
General and Administrative expenses	1,711	2,040	329	16%	38.6%	31.7%
Total operating expenses	2,459	2,949	490	17%	55.5%	45.8%
Loss from operations	(1,211)	(1,520)	309	20%	(27.3)%	(23.6)%
Interest and finance costs	(335)	(342)	7	2%	(7.6)%	(5.1)%
Interest Income	10	221	(211)	95%	0.2%	3.4%
Net loss	$(1,536)	$(1,641)	$105	6%	(34.7)%	(25.5)%

Net Sales. Net sales decreased $2,003, or 31%, to $4,431 for the six months ended June 30, 2025, as compared to $6,434 for the same period in 2024. The decrease in sales was primarily attributed to a decrease in sales of our DC generators to our telecommunications customers. We believe our largest customer continued to have excess inventory of our systems purchased in prior periods. We also believe economic and geopolitical factors have had an influence in our customers’ buying decisions.

For the six months ended June 30, 2025, sales to our largest telecommunication customer in the U.S. accounted for 70% of our total net sales. For the six months ended June 30, 2025, sales to our largest telecommunication customer in the U.S. accounted for 42% of our total net sales, our second largest customer being a telecommunications customer in Puerto Rico represented 20% of our total net sales, and our third largest customer being a telecommunications customer in the Solomon Islands represented 16% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to customers in the U.S. accounted for 91% of our total net sales for the six months ended June 30, 2025, as compared to 80% for the same period in 2024. Our international sales represented 9% of our net sales for the six months ended June 30, 2025, as compared to 20% in international sales in the same period in 2024.

Cost of Sales. Cost of sales during the six months ended June 30, 2025 decreased by $1,822, or 36%, to $3,183, as compared to $5,005 during the same period in 2024. Cost of sales as a percentage of net sales during the six months ended June 30, 2025 decreased to 71.8%, as compared to 77.8% in the same period in 2024.

Gross Profit. Gross profit during the six months ended June 30, 2025 decreased by $181, or 13%, to gross profit of $1,248, as compared to gross profit of $1,429 during the same period in 2024. Our gross profit as a percentage of net sales was 28.2% for the six months ended June 30, 2025, as compared to 22.2% in the same period in 2024.

Sales and Marketing Expenses. During the six months ended June 30, 2025, sales and marketing expenses decreased by $51, or 10%, to $443, as compared to $494 during the same period in 2024. The decrease was attributable to a decrease in sales support staff and travel related expenses. We plan to expand our marketing efforts by adding staff and product demonstrations to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the six months ended June 30, 2025, research and development expenses decreased by $110, or 27%, to $305, as compared to $415 during the same period in 2024. The decrease was primarily due to a decrease in research and development support staff and consulting services during the six months ended June 30, 2025, as compared to the same period in 2024. We plan to recruit additional engineers during the second half of 2025 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $329, or 16%, to $1,711 during the six months ended June 30, 2025, as compared to $2,040 during same period in 2024. The decrease in general and administrative expenses during the six months ended June 30, 2025 was primarily due to a decrease in general and administrative staff.

Interest and Finance Costs. Interest expense for the six months ended June 30, 2025 was $335, as compared to $342 during the same period in 2024. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Loss. For the six months ended June 30, 2025, we incurred net loss of $1,536, or $(0.61) per basic and diluted share, as compared to net loss of $1,641, or $(0.65) per basic and diluted share for the six months ended June 30, 2024.

Liquidity and Capital Resources

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the six months ended June 30, 2025, we recorded a net loss of $1,536 and used cash in operations of $988. This factor raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Sources of Liquidity

During the six months ended June 30, 2025, we funded our operations primarily from cash on hand. As of June 30, 2025, we had working capital of $5,755, as compared to working capital of $7,037 at December 31, 2024. This $1,282 decrease in working capital is primarily attributable to $323 decrease in cash and cash equivalents resulting from net cash of $988 used in operating activities, and net cash of $nil used in investing activities, and net cash of $665 from financing activities.

On June 30, 2025 and December 31, 2024, our net trade receivables totaled $2,031 and $2,153, respectively. On June 30, 2025, $1,720 (85%), and $120 (6%) represented the two largest open customer account balances, while $1,771 (82%) represented the largest open customer account balances on December 31, 2024.

Our available capital resources on June 30, 2025 consisted primarily of $175 in cash and cash equivalents, as compared to $498 as of December 31, 2024. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”). Before the Loan Agreement was set to expire in September 2024, the Company and Pinnacle executed an amendment to extend the term of the Loan Agreement until September 30, 2026.

The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to (a) 85% of the aggregate net face amount of the Company’s accounts receivable and other contract rights and receivables, plus (b) the lesser of (i) 40% of the aggregate eligible inventory value of eligible inventory or (ii) $4.0 million, plus (c) up to $146 collateralized by certain equipment. Additionally, the inventory advances limit shall decrease as the Company’s effective Tangible Net Worth diminishes at ranges provided in the Loan Agreement. Such inventory advances limit can be as high as $2.0 million with a Net Tangible Worth of $10.0 million, to as low as $0 with a Net Tangible Worth of $6.0 million. Any such decrease in the inventory advances limit shall take effect on the first day of the month following the Borrower’s delivery of its quarterly financial statements, as required by the Affirmative Covenants of the Loan Agreement. As of June 30, 2025, the Company’s Net Tangible Worth is approximately $7.4 million.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (9.75% at June 30, 2025 and 9.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (10.75% at June 30, 2025 and 10.75% at December 31, 2024).

Pursuant to the Loan Agreement, as amended, the standards of eligible accounts receivable include AT&T accounts receivable up to 120 days of invoice date, and eligible accounts receivable with other customers have up to 90 days of invoice date. Customer accounts with eligible accounts receivable cannot exceed a concentration percentage which is a customer’s total obligations to the Company as a percentage of eligible accounts receivable from all customers. The concentration percentage applicable to certain Tier-1 telecommunications customers is 75% of all eligible accounts receivable, and the concentration percentage applicable to all other customer is 25% of all eligible accounts.

Pinnacle may terminate the Loan Agreement at any time upon ninety days prior written notice and immediately upon the occurrence of an event of default. Under the Loan Agreement, the Company granted Pinnacle a security interest in all presently existing and thereafter acquired or arising assets of the Company.

At December 31, 2024, the outstanding balance under the line of credit was $4,797 and the Company had availability under the line of credit in the amount of $654. During the six months ended June 30, 2025, the Company advanced an aggregate of $505 under the credit facility. At June 30, 2025, the outstanding balance under the line of credit was $5,302 and the Company had an amount of $66 available under the line of credit.

The Loan Agreement obligates the Company to pay Pinnacle a yearly facility fee in an amount equal to 1.125% of the sum of the advance limit. The Loan Agreement contains certain affirmative and negative covenants, all of which the Company was in compliance with at June 30, 2025.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended June 30, 2025 and 2024 were $168 and $179, respectively. Of these amounts, $1 in 2025 and $1 in 2024 were recorded under general and administrative expenses, while $167 in 2025 and $177 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the six-month periods ended June 30, 2025 and 2024 were $329 and $340, respectively. Of these amounts, $1 in 2025 and $2 in 2024 were recorded under general and administrative expenses, while $327 in 2025 and $338 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(988)	$190
Investing Activities	—	(18)
Financing Activities	665	398
Net increase (decrease) in cash	$(323)	$570

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $988 as compared to net cash provided by operating activities of $190 for the same period in 2024. This change in net cash used in the six months ended June 30, 2025 was primarily due to a net loss of $1,536, a decrease in accounts receivable of $122, and an increase in accounts payable of $450.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $nil, as compared to net cash used in investing activities of $18 for the same period in 2024. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $665 for the six months ended June 30, 2025, as compared to $398 provided by financing activities during the same period in 2024. This cash provided was primarily net borrowings of $505 from the line of credit with Pinnacle Bank coupled with a notes payable of $163 issued by a related party.

Backlog

Our sales backlog as of June 30, 2025 was $1,203, of which our telecommunications customers accounted for 95%, customers in the marine market accounted for 2%, and customers in other markets accounted for 3%. We believe the majority of our backlog will be shipped within the next three months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment, we believe, has impacted the Company’s business in the six months ended June 30, 2025, and may continue to impact its business in 2025 and beyond, including as a result of increased energy costs, increase materials costs due to higher tariffs on key components which may not be able to pass to customers as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and the conflict between Iran and Israel and the resulting war, are difficult to predict. The resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine, Israel, and Iran may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is possible that interest rate hikes by the FRB will continue to occur in 2025, but the amount, timing, and frequency of such increases are not fully known at this time. As a result of these conflicts, the threat of cyberattacks has increased which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

The continuation or escalation of events like the war in Russia-Ukraine war or the Iran-Israel conflict may also disrupt business operations of our suppliers and/or customers, causing supply chain constraints or delayed spending by our customers. The full impact of such events are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the six months ended June 30, 2025, we incurred net loss of approximately $1,536. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $4.1 million and $6.5 million, respectively. For the year ended December 31, 2024, we realized a gross profit of approximately $1.9 million, and for the year ended December 31, 2023, we realized a gross profit of approximately $0.7 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Ford Motor Company (Ford). Engines from Yanmar, Toyota, and Ford represented 67%, 11%, and 22% of our total engines sold as a component of our DC power systems during the three months ended June 30, 2025, respectively, and represented approximately 86%, nil, and 4% of our total engines sold as components of our DC power systems during the same period in 2024, respectively. Engines from Yanmar, Toyota, and Ford represented 77%, 6%, and 12% of our total engines sold as a component of our DC power systems during the six months ended June 30, 2025, respectively, and represented approximately 88%, 1%, and 4% of our total engines sold as components of our DC power systems during the same period in 2024, respectively. We also use engines from Perkins, Isuzu, Kubota and, to a lesser extent, Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of an unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

We manufacture and assemble our DC power systems at our two production facilities located in Gardena, California. Any prolonged disruption in the operations of our manufacturing and assembly facilities, equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to one or both of these facilities as a result of an earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facilities, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended June 30, 2025 and 2024, our sales to international customers accounted for 3% and 25%, respectively, of total revenue. During the six months ended June 30, 2025 and 2024, our sales to international customers accounted for 9% and 20%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

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

Some of the risks and challenges of doing business internationally include:

●	the impact of an unprecedented event, such as a natural disaster or a global pandemic, on the global markets and the power generation market with the international telecommunications markets;

●	requirements or preferences for domestic products or solutions, which could reduce demand for our products;

●	unexpected changes in regulatory requirements;

●	imposition of tariffs and other barriers and restrictions;

●	restrictions on the import or export of critical technology;

●	management communication and integration problems resulting from cultural and geographic dispersion;

●	the burden of complying with a variety of laws and regulations in various countries;

●	difficulties in enforcing contracts;

●	the uncertainty of protection for intellectual property rights in some countries;

●	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;

●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;

●	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the FCPA and any trade regulations ensuring fair trade practices;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;
●	general economic and geopolitical conditions, including war and acts of terrorism;

●	lack of the availability of qualified third-party financing; and

●	currency exchange controls.

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

Date: August 14, 2025	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

