Form 10-Q
period 2025-09-30
Polar Power, Inc.
filed 2025-11-19
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of November 19, 2025 was 2,658,676.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4	$498
Accounts receivable, net	856	2,153
Inventories, net	10,892	12,893
Prepaid expenses	70	53
Total current assets	11,822	15,597

Other assets:
Operating lease right-of-use assets	380	1,645
Property and equipment, net	144	196
Deposits	—	108

Total assets	$12,346	$17,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit, over advanced (Note 4)	4,652	4,797
Accounts payable	1,507	408
Customer deposits	723	607
Accrued liabilities and other current liabilities	1,218	1,100
Notes payable-related party	507	266
Current portion of operating lease liabilities	840	1,382
Total current liabilities	9,447	8,560

Operating lease liabilities, net of current portion	—	474

Total liabilities	9,447	9,034

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,514,029 shares issued and 2,511,532 shares outstanding on September 30, 2025, and 2,511,350 shares issued and 2,508,853 shares outstanding on December 31, 2024	—	2
Additional paid-in capital	38,896	38,886
Accumulated deficit	(35,957)	(30,336)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	2,899	8,512

Total liabilities and stockholders’ equity	$12,346	$17,546

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$1,273	$4,914	$5,704	$11,348
Cost of Sales (includes inventory write-downs of $1,967 for the three and nine months ended September 30, 2025)	3,533	3,490	6,715	8,494
Gross profit (loss)	(2,260)	1,424	(1,011)	2,854

Operating Expenses
Sales and marketing	198	252	642	746
Research and development	157	172	463	586
General and administrative	807	960	2,518	3,001
Impairment of right-of-use assets and lease deposits	455	—	455	—
Total operating expenses	1,617	1,384	4,078	4,333

Income (loss) from operations	(3,877)	40	(5,089)	(1,479)

Other income (expenses)
Interest expense and finance costs	(208)	(153)	(543)	(496)
Other Income	—	126	11	347
Total other income (expenses), net	(208)	(27)	(532)	(149)

Net income (loss)	$(4,085)	$13	$(5,621)	$(1,628)

Net income (loss) per share – basic and diluted	$(1.63)	$0.01	$(2.24)	$(0.65)
Weighted average shares outstanding, basic and diluted	2,511,532	2,508,802	2,511,103	2,508,802

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended September 30, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,872)	$(40)	$6,984
Net loss	—	—	—	(4,085)	—	(4,085)
Balance, September 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(35,957)	$(40)	$2,899

Nine months ended September 30, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512
Adjustment of common stock for reverse stock split	—	(2)	2	—	—	—
Issuance of common stock to director for accrued fees	2,679	—	8	—	—	8
Net loss	—	—	—	(5,621)	—	(5,621)
Balance, September 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(35,957)	$(40)	$2,899

Three months Ended September 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, June 30, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,300)	$(40)	$11,548
Net income	—	—	—	13	—	13
Balance, September 30, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,287)	(40)	$11,561

Nine months ended September 30, 2024

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2023	2,511,350	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(1,628)	—	(1,628)
Balance, September 30, 2024 (unaudited)	2,511,350	$2	$38,886	$(27,287)	$(40)	$11,561

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,621)	$(1,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	146
Inventory write-down	1,967	—
Impairment of right-of-use assets and lease deposits	455	—
Changes in operating assets and liabilities
Accounts receivable	1,297	(1,273)
Employee retention credit	—	2,000
Inventories	34	1,492
Prepaid expenses	(16)	284
Income tax receivable	—	787
Operating lease right-of-use asset	920	874
Accounts payable	1,099	(1,416)
Accrued interest added to notes payable-related party	8	—
Customer deposits	115	(868)
Accrued expenses and other current liabilities	119	20
Operating lease liability	(1,017)	(818)
Net cash provided by (used in) operating activities	(589)	(400)

Cash flows from investing activities:
Acquisition of property and equipment	—	(18)
Net cash used in investing activities	—	(18)

Cash flows from financing activities:
Proceeds from advances from credit facility		423
Proceeds from notes payable-related party	240	8
Repayment of advances from credit facility	(145)
Repayment of notes payable	—	(64)
Net cash provided by financing activities	95	367

Increase in cash and cash equivalents	(494)	(51)
Cash and cash equivalents, beginning of period	498	549
Cash and cash equivalents, end of period	$4	$498
Supplemental Cash Flow Information:
Interest paid	$606	$598
Taxes Paid	$—	$—
Supplemental non-cash investing and financing activities:
Issuance of common stock to director for accrued fees	$8	$—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Going concern, Liquidity and recent events

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the nine months ended September 30, 2025, the Company recorded a net loss of $5,621 and used cash in operations of $589. Further, the Company was delinquent in its rent payments to its landlords for its office and warehouse facilities. These factors, and the factors below, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. The Company is negotiating with this landlord on a payment plan for the delinquent rent, and expects to come to a mutually agreeable outcome, which, at this time, such amicable proposal provides that the Company shall agree to pay the delinquent rent by February 28, 2026, and the landlord shall, in consideration of such agreement, release and settle the claim for eviction. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, they could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At September 30, 2025, the Company was not in compliance with the affirmative covenant requiring all taxes including unsecured property taxes to be paid in full before becoming delinquent, of which the Company has a delinquent balance of $29. The Company was also not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained a Tangible Net Worth of $3,405 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. While the Company expects to regain compliance, there is no guarantee that the Company will be able to do so. Further, Pinnacle, as of October 21, 2025, pursuant to the terms of the Loan Agreement, lowered the valuation on certain of the Company’s inventory. As a result of the reduction in the valuation of certain of the Company’s inventory, the Company has an over-advance of $480 at October 21, 2025, and therefore, pursuant to the terms of the Loan Agreement, Pinnacle is permitted take certain actions, including the creation of reserves against amounts that would be available for borrowing or the reduction of its advance rates without declaring an event of default on the facilities, if it determines, in its good faith credit judgment that such reserves are necessary. We are in current discussions with Pinnacle and negotiating with them in good faith on these terms, and expect to come to a mutually agreeable outcome, which, at this time, we believe will provide that Pinnacle will accept certain amounts we expect to receive in purchase orders over the next few months ($325 by December 15, 2025), provided that if such purchase orders are not fulfilled, $325 will be due in December, regardless, and in each case the balance outstanding ($155) will be due by January 15, 2026. While the Company believes it has a good working relationship with Pinnacle, Pinnacle could seek other remedies against the Company pursuant to the Loan Agreement or terminate the Loan Agreement. If the Company is unable to comply with the Loan Agreement, or amendments if applicable, the Company may lose its financing with Pinnacle.

Furthermore, the Company’s ability to secure other financing is uncertain. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, grow and diversify our revenue, improve operational efficiency, reduce overhead and fixed costs, and to create a profitable operation. Its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, its performance and investor sentiment with respect to the Company and its industry. The Company has taken action to diversify sales to consume existing inventory, increase higher margin aftermarket parts revenue, to fund operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of inflation

The impact of inflation and changing prices during the nine months ended September 30, 2025 has had modest effect on the financial condition or results of operations of the Company. In 2025, we anticipate increase in tariffs on imported products may impact our profitability. Many of the countries on which tariffs have been levied have imposed retaliatory tariffs which may impact our global sales. While we obtain most of our raw materials from domestic sources, many of our supplier’s source materials from various countries and the impact of tariff is currently unclear. In addition, some of our contracts are at a fixed price with certain provisions for price changes. Significant increases in prices may require us to negotiate new contracts. We are closely monitoring the impacts of increases and keeping our customers informed on our findings.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 31, 2025. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and were $nil for the three-month and nine months ended September 30, 2025 and 2024. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended September 30,
	2025 (Unaudited)	2024 (Unaudited)
DC power systems	$898	$4,340
Engineering & Tech Support Services	14	224
Accessories	361	350
Total net sales	$1,273	$4,914

	Nine months ended September 30,
	2025 (Unaudited)	2024 (Unaudited)
DC power systems	$4,117	$10,381
Engineering & Tech Support Services	147	349
Accessories	1,440	618
Total net sales	$5,704	$11,348

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended September 30,
	2025 (Unaudited)	2024 (Unaudited)
Telecom	$1,172	$4,467
Government/Military	—	371
Marine	—	43
Other (backup DC power to various industries)	1	33
Total net sales	$1,273	$4,914

	Nine months ended September 30,
	2025 (Unaudited)	2024 (Unaudited)
Telecommunications	$510	$10,170
Government/Military	208	993
Marine	4,654	94
Other (backup DC power to various industries)	332	91
Total net sales	$5,704	$11,348

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
United States	$1,267	$4,444
Canada	—	1
South Pacific Islands	6	88
Japan	—	11
Europe and middle East	—	258
Africa	—	112
Total net sales	$1,273	$4,914

	Nine months ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
United States	$5,312	$9,608
Canada	33	1
South Pacific Islands	33	1,309
Other Asia Pacific	28	28
Japan	3	31
Europe and Middle East	295	259
Africa	—	112
Total net sales	$5,704	$11,348

For the three-months ended September 30, 2025 and 2024, international sales totaled $6 and $470 respectively. For the nine-months ended September 30, 2025 and 2024, international sales totaled $392 and $1,740 respectively.

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

The Company recorded a write-down of inventory of $1,967 for the three and nine-months ended September 30, 2025 as a result of the events discussed in Note 1, Going Concern, which may require the Company to liquidate some of its inventory below its carrying value.

As of September 30, 2025 and December 31, 2024, inventories consisted of the following:

	September 30, 2025 (unaudited)	December 31, 2024

Raw materials	$9,721	$11,902
Finished goods	1,171	991
Total Inventories	$10,892	$12,893

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of September 30, 2025 and December 31, 2024, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	September 30, 2025 (unaudited)	December 31, 2024
Balance at beginning of the period	$600	$600
Payments	(55)	(214)
Provision for warranties	55	214
Balance at end of the period	$600	$600

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

Income Taxes

During the three months and nine months ended September 30, 2025 and 2024, the Company did not record any provision for income taxes, as the Company incurred losses for income tax reporting during such periods.

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

Concentrations

Revenues. For the three months ended September 30, 2025 and 2024, sales to telecommunications customers accounted for 92% and 91% of total revenues, respectively. Sales to international customers accounted for less than 1% and 10% of total revenues, respectively. The Company’s largest customers during the three months ended September 30, 2025, generated 63% of total revenues, as compared to the three largest customers during the three months ended September 30, 2024, generating 46% and 18%, and 12% of total net revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

For the nine months ended September 30, 2025 and 2024, sales to telecommunications customers accounted for 89% and 90% of total revenues, respectively. For the nine months ended September 30, 2025 and 2024, sales to international customers accounted for 7% and 15% of total revenue, respectively. For the nine months ended September 30, 2025, the Company’s largest customer generated 68% of total revenues, as compared to the two largest customers during the same period in 2024 generating 44%, and 17% of total revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

Accounts receivable. At September 30, 2025, the largest accounts receivable account from the Company’s customers represented 78% of the Company’s total accounts receivable. At December 31, 2024, the Company’s largest accounts receivable represented 82% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2025 or December 31, 2024.

Accounts payable. At September 30, 2025, accounts payable to the Company’s three largest vendors represented 18%, 7% and 6%, of the Company’s accounts payable. On December 31, 2024, the three largest accounts payable accounts to the Company’s vendors represented 18%, 13%, and 8%, respectively.

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

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Options	12,858	20,002

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2025 (Unaudited)	December 31, 2024
Production and shop equipment and machinery and fixtures	$3,654	$3,654
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,512
Less: accumulated depreciation and amortization	(4,368)	(4,316)
Property and equipment, net	144	196

Depreciation and amortization expense on property and equipment for the three months ended September 30, 2025 and 2024 was $17 and $25, respectively. During the three months ended September 30, 2025 and 2024, $16 and $23, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2025 and 2024 was $51 and $146, respectively. During the nine months ended September 30, 2025 and 2024, $49 and $140, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum. The outstanding balance under these loans was $266 as of December 31, 2024. During 2025, the Company’s Chief Executive Officer made additional loans to the Company in the aggregate amount of $230 with similar terms as the other loans. As of September 30, 2025, the aggregate outstanding balance of the loans including accrued interest is $507. Repayments on each loan are due in twelve equal monthly installments commencing one year after each loan start date. No repayments on any of the loans have been made as of September 30, 2025, and $274 are past due.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”), which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At September 30, 2025, the Company was not in compliance with the affirmative covenant requiring all taxes including unsecured property taxes to be paid in full before becoming delinquent, of which the Company has a delinquent balance of $29. The Company was also not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained a Tangible Net Worth of $3,405 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and lease deposits. While the Company expects to regain compliance, there is no guarantee that the Company will be able to do so. Further, Pinnacle, as of October 21, 2025, pursuant to the terms of the Loan Agreement, lowered the valuation on certain of the Company’s inventory. As a result of the reduction in the valuation of certain of the Company’s inventory, the Company has an over-advance of $480 at October 21, 2025, and therefore, pursuant to the terms of the Loan Agreement, Pinnacle is permitted take certain actions, including the creation of reserves against amounts that would be available for borrowing or the reduction of its advance rates without declaring an event of default on the facilities, if it determines, in its good faith credit judgment that such reserves are necessary. We are in current discussions with Pinnacle and negotiating with them in good faith on these terms, and expect to come to a mutually agreeable outcome, which, at this time, we believe will provide that Pinnacle will accept certain amounts we expect to receive in purchase orders over the next few months ($325 by December 15, 2025), provided that if such purchase orders are not fulfilled, $325 will be due in December, regardless, and in each case the balance outstanding ($155) will be due by January 15, 2026. While the Company believes it has a good working relationship with Pinnacle, Pinnacle could seek other remedies against the Company pursuant to the Loan Agreement or terminate the Loan Agreement. If the Company is unable to comply with the Loan Agreement, or amendments if applicable, the Company may lose its financing with Pinnacle.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.5% at September 30, 2025 and 8.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.5% at September 30, 2025 and 9.75% at December 31, 2024).

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

At December 31, 2024, the outstanding balance under the line of credit was $4,797 and the Company had availability under the line of credit in the amount of $654. During the nine months ended September 30, 2025, the Company had a net repayment of $145 to the credit facility. At September 30, 2025, the outstanding balance under the line of credit was $4,652, which includes interest, fees and financing costs (see below).

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended September 30, 2025 and 2024 were $258 and $248, respectively. Of these amounts, $88 in 2025 and $99 in 2024 were recorded under general and administrative expenses, while $170 in 2025 and $149 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the nine-month periods ended September 30, 2025 and 2024 were $497 and $588, respectively. Of these amounts, $90 in 2025 and $100 in 2024 were recorded under general and administrative expenses, while $407 in 2025 and $488 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

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

The Company also has a third lease on a month-to-month basis and is charged $25 per month.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Lease Cost

Operating lease cost (of which $130 is included in general and administration and $844 is included in cost of sales in the Company’s statement of operations for the nine months ended September 30, 2025, and $120 and $797 for the same period in 2024, respectively)	$974	$747

Other Information
Weighted average remaining lease term – operating leases (in years)	0.7	1.7
Average discount rate – operating leases	6.13%	6,13%

The supplemental balance sheet information related to leases for the period is as follows:

	At September 30, 2025	At September 30, 2024
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $2,850 and $1,632, respectively	$726	$1,944
Impairment charge	(346)	—
Net right-of-use asset	380	1,944

Short-term operating lease liabilities	$840	$1,322
Long-term operating lease liabilities	—	840
Total operating lease liabilities	$840	$2,162

The Company manufactures and assembles its DC power systems at its two production facilities located in Gardena, California. The Company is currently delinquent in its rent payments to its landlords for its office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. The Company is negotiating with this landlord on a payment plan for the delinquent rent, and expect to come to a mutually agreeable outcome, which, at this time, such amicable proposal provides that the Company shall agree to pay the delinquent rent by February 28, 2026, and the landlord shall, in consideration of such agreement, release and settle the claim for eviction. The landlord for the other facility for which the Company is delinquent on rent, has not served it any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if it reached an agreement, it could raise sufficient capital to pay the delinquent rent. It is possible that the Company will be forced to vacate from any or all facilities, and if that happens, it might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Its production could be significantly delayed, access to its inventory could be impaired, and its operations could halt for a significant period of time.

Therefore, the Company determined that for the three and nine months ended September 30, 2025, the Company recorded total impairment charges of $455, which includes $347 related to right-of-use asset and $108 related to lease deposits. These charges were recorded in impairment of lease right-of-use assets and lease deposits in the Company’s Condensed Consolidated Statements of Income.

Maturities of the Company’s lease liabilities are as follows (in thousands):

Year Ending	Operating Leases
2025 (remaining 3 months)	375
2026	496
Total lease payments	871
Less: Imputed interest/present value discount	(31)
Present value of lease liabilities	$840

Rent expense for the three months ended September 30, 2025 and 2024 was $325 and $399, respectively. Rent expense for the nine months ended September 30, 2025 and 2024 was $974 and $1,199, respectively. As of September 30, 2025, the Company was delinquent in $398 of past due rents.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock to director for accrued fees

In January 2025, the Company issued 2,679 shares of common stock valued at $8 to Michael Field, the Company’s independent director, as settlement for previously accrued fees for services.

NOTE 7 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2024	20,002	$36.53
Granted	—	—
Exercised/Forfeited/Expired	(7,144)	34.93
Outstanding, September 30, 2025 (unaudited)	12,858	$37.42
Exercisable, September 30, 2025 (unaudited)	12,858	$37.42

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At December 31, 2024, the Company had total outstanding options exercisable into 20,002 shares of the Company’s common stock. As of September 30, 2025, 7,144 options had terminated, and 12,858 options are fully vested and exercisable. The options have exercise prices ranging from $33.88 to $39.20, and with 1,429 option shares set to expire in December 2027 and the remaining 11,429 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at September 30, 2025.

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

	Three Months Ended September 30,
	2025	2024
Revenue	$1,273	$4,914
Cost of goods sold	(3,533)	(3,490)
Compensation	(540)	(585)
Consulting and professional fees	(202)	(230)
Other cost and expenses, net	(875)	(568)
Other income (expenses), net	(208)	(28)
Net profit (loss)	$(4,085)	$13

	Nine Months Ended September 30,
	2025	2024
Revenue	$5,704	$11,348
Cost of goods sold	(6,715)	(8,494)
Compensation	(1,619)	(1,860)
Consulting and professional fees	(692)	(882)
Other cost and expenses, net	(1,767)	(1,591)
Other expenses, net	(532)	(149)
Net loss	$(5,621)	$(1,628)

NOTE 9. SUBSEQUENT EVENTS

On October 6, 2025, the Company entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. On October 6, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382.

As of November 19, 2025, the Company sold 147,144 Shares pursuant to the Sales Agreement at an average price per share of approximately $5.00 resulting in approximately $714 in net proceeds to the Company after deducting commissions.

In October 2025, the Company received a $674 contract from a military customer for the delivery of compact, lightweight DC generators designed for mobile applications.

In November 2025, the Company received a purchase order for $1,700 for fifty Mobile EV Chargers to be used in emergency roadside charging, EV dealership lots and EV car rental yards. These mobile EV chargers are independent of the grid and operate using a propane fueled Toyota engine driving a DC generator for direct EV charging. The Company is still in pre-production and these EV chargers are scheduled for delivery in 2026 over a 12-month period. Presently the Company has limited sales capability within this specialized market and its new customer performs as a distributor bringing the opportunity for volume sales well above the 50 units.

The Company also receive new orders from its telecommunications customers in the U.S. for approximately $850. As of November 19, 2025, the Company’s backlog was $5,283, of which 53% is from telecommunications customers, 13% from military customers, 1% from marine customers, and 33% from its customer for EV mobile chargers. The Company expects that the majority of these orders will ship to customers within the next twelve months.

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

During the three months ended September 30, 2025 and 2024, 92% and 91%, respectively, of our total net sales were within the telecommunications market. During the three months ended September 30, 2025 and 2024, sales to international customers accounted for less than 1% and 10% of total net sales, respectively; sales to military customers accounted for nil% and 8% of total net sales, respectively; and sales to other customers accounted for 8% and 1% of total net sales, respectively.

During the nine months ended September 30, 2025 and 2024, 89% and 90%, respectively, of our total net sales were within the telecommunications market. During the nine months ended September 30, 2025 and 2024, sales to international customers accounted for 7% and 15% of total net sales, respectively; sales to military customers accounted for 8% and 9% of total net sales, respectively; and sales to other customers accounted for 2% and 1% of total net sales, respectively.

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

During the second half of 2024, we completed upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility. We believe this configuration of remote mobile electric vehicle charger is just an initial model and based on power and fuel needs will result in various additional configurations. In November 2025, we received a purchase order for $1,700 for our mobile electric chargers which are expected to ship during 2026.

We also continue to market our DC generators for the military, advanced mobility and marine markets as part of our ongoing customer diversification strategy. The military’s increasing use of robotics, drones, and computerization in the field is driving the demand for battery charging with DC generators. In October 2025, we received a contract from a military customer for our DC generators designed for mobile applications. The newly proposed model is approximately 25% smaller and lighter than our smaller generator currently deployed in military and telecom sectors, while maintaining comparable power output. The contract is for $674 and is expected to be delivered within the next six months.

In 2025, in collaboration with ZQuip, a part of Moog Inc., we designed a DC hybrid power system tailored for construction equipment. The new model is designed for charging electric construction vehicles and ZQuip battery modules or integrated as part of a hybrid AC generator. It addresses the need to reduce emissions, noise, and operational costs at both urban and remote construction sites. This modular DC charger can be used in stationary equipment or as a range extender when installed on mobile off-highway equipment. The modules can be quickly detached for off-line servicing, maximizing equipment uptime.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three and nine months ended September 30, 2025. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2025 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

We manufacture and assemble our DC power systems at two production facilities located in Gardena, California. We are currently delinquent in rent payments to our landlords for office and warehouse facilities. The landlord for our headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. We are negotiating with this landlord on a payment plan for the delinquent rent, and expect to come to a mutually agreeable outcome, which, at this time, such amicable proposal provides that the Company shall agree to pay the delinquent rent by February 28, 2026, and the landlord shall, in consideration of such agreement, release and settle the claim for eviction. Our landlord for the other facility for which we are delinquent on rent, has not served us any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. We are also negotiating with this landlord on a payment plan for the delinquent rent. While we are negotiating with both landlords in good faith on payment plans, there is no guarantee that we and the landlords could reach an agreement on a payment plan, or that even if we reached an agreement, we could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At September 30, 2025, the Company was not in compliance with the affirmative covenant requiring all taxes including unsecured property taxes to be paid in full before becoming delinquent, of which the Company has a delinquent balance of $29. The Company was also not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained a Tangible Net Worth of $3,405 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposit. While the Company expects to regain compliance, there is no guarantee that the Company will be able to do so. Further, Pinnacle, as of October 21, 2025, pursuant to the terms of the Loan Agreement, lowered the valuation on certain of the Company’s inventory. As a result of the reduction in the valuation of certain of the Company’s inventory, the Company has an over-advance of $480 at October 21, 2025, and therefore, pursuant to the terms of the Loan Agreement, Pinnacle is permitted take certain actions, including the creation of reserves against amounts that would be available for borrowing or the reduction of its advance rates without declaring an event of default on the facilities, if it determines, in its good faith credit judgment that such reserves are necessary. We are in current discussions with Pinnacle and negotiating with them in good faith on these terms, and expect to come to a mutually agreeable outcome, which, at this time, we believe will provide that Pinnacle will accept certain amounts we expect to receive in purchase orders over the next few months ($325 by December 15, 2025), provided that if such purchase orders are not fulfilled, $325 will be due in December, regardless, and in each case the balance outstanding ($155) will be due by January 15, 2026. While the Company believes it has a good working relationship with Pinnacle, Pinnacle could seek other remedies against the Company pursuant to the Loan Agreement or terminate the Loan Agreement. If the Company is unable to comply with the Loan Agreement, or amendments if applicable, the Company may lose its financing with Pinnacle.

Our sales backlog as of November 19, 2025 was $5,283, of which our telecommunications customers accounted for 53%, customers in military markets accounted for 13%, customers in the marine market accounted for 1%, and our customer for mobile EV chargers accounted for 33%.

On October 6, 2025, we entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of our common stock, par value $0.0001 per share, up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. On October 6, 2025, we filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382.

As of November 19, 2025, we sold 147,144 Shares pursuant to the Sales Agreement at an average price per share of approximately $5.00 resulting in approximately $714 in net proceeds to us after deducting commissions.

With a major tier 1 customer, Polar has had a fixed cost, 3 year pricing contract that allowed material cost increases but did not allow material cost increases due to tariffs. This negatively impacted on our profit margines. Contract expires in December 2025 and is currently in negotiation.  Expectation is an increase in profit margin while still absorbing some of the tariff costs.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended September 30, 2025 were $1,273, which represents a 74% decrease in net sales as compared to $4,914 for the three months ended September 30, 2024. Our net sales for the nine months ended September 30, 2025 were $5,704, which represents a 50% decrease in net sales as compared to $11,348 for the same period in 2024.

For the nine months ended September 30, 2025, we believe our sales to telecommunications customers in the U.S. was impacted by excess inventory in their storage warehouses. In addition, we believe economic and geopolitical factors have influenced our customers’ buying decisions, particularly international customers.

In recent months, we received approximately $850 in new orders from our domestic telecommunications customers for delivery in the next few months. In October 2025, we secured a military contract for $674 for lightweight and compact DC generators for mobile applications. In November 2025, we received a purchase order in the amount of $1,700 for our mobile electric vehicle chargers. Our backlog as of November 19, 2025 is $5,283.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2025 (unaudited)	2024 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2025	2024
Net sales	$1,273	$4,914	$(3,641)	(74)%	100.0%	100.0%
Cost of sales (includes inventory write-downs of $1,967 and $nil, respectively)	3,533	3,490	(43)	(1)%	277.5%	71.0%
Gross profit (loss)	(2,260)	1,424	(3,684)	(259)%	(177.5)%	29.0%
Sales and marketing expenses	198	252	54	21%	15.6%	5.1%
Research and development expenses	157	172	15	9%	12.3%	3.5%
General and Administrative expenses	807	960	153	16%	63.4%	19.5%
Impairment of right-of-use asset and lease deposits	455	—	(455)	(100)%	35.7%	0.0%
Total operating expenses	1,617	1,384	(233)	(17)%	127.0%	28.2%
Income (loss) from operations	(3,877)	40	(3,917)	(9,792)%	(304.6)%	0.8%
Interest and finance costs	(208)	(153)	(55)	(36)%	(16.3)%	(3.1)%
Interest Income	—	126	(126)	(100)%	—%	2.6%
Net income (loss)	$(4,085)	$13	$(4,098)	(31,523)%	(320.9)%	0.3%

Net Sales. Net sales decreased $3,641, or 74%, to $1,273 for the three months ended September 30, 2025, as compared to $4,914 for the same period in 2024. The decrease in sales was primarily attributed to a decrease in sales of our DC generators to our largest U.S. telecommunications customer and to international customers. We believe our largest customer continued to have excess inventory of our systems purchased in prior periods. We also believe economic and geopolitical factors had an influence in our international customers’ buying decisions.

For the three months ended September 30, 2025, sales to our largest telecommunication customer in the U.S. accounted for 63% of our total net sales. For the same period in 2024, 46%, 18% and 12% of our total net sales were generated from three of our largest customers, all in the U.S. telecommunications market. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to customers in the U.S. accounted for 100% of our total net sales for the three months ended September 30, 2025, as compared to 90% for the same period in 2024. Our international sales represented nil% of our net sales for the three months ended September 30, 2025, as compared to 10% in international sales in the same period in 2024.

Cost of Sales. Cost of sales during the three months ended September 30, 2025 increased by $43, or 1%, to $3,533, as compared to $3,490 during the same period in 2024. Cost of sales as a percentage of net sales during the three months ended September 30, 2025 increased to 277.5% as compared to 71% in the same period in 2024. Cost of sales includes inventory write-downs of $1,967 in 2025, and $nil in 2024, to adjust inventory to net realizable value.

Gross Profit (Loss). We had a gross loss of $2,260 for the three months ended September 30, 2025, which is a decrease in gross profit of $3,684 or 259%, as compared to gross profit of $1,424 during the same period in 2024. The decrease in gross profit for the three months ended September 30, 2025 was primarily a result of an increase in factory overhead absorption and underutilization of the factory. Our gross loss as a percentage of net sales was (177.5)% for the quarter ended September 30, 2025, as compared to a gross profit as a percentage of net sales of 29% in the same period in 2024.

Sales and Marketing Expenses. During the three months ended September 30, 2025, sales and marketing expenses decreased by $54, or 21%, to $198, as compared to $252 during the same period in 2024. The decrease was attributable to a decrease in sales support staff and travel related expenses during the quarter as compared to the same period in 2024.

Research and Development Expenses. During the three months ended September 30, 2025, research and development expenses decreased by $15, or 9%, to $157, as compared to $172 during the same period in 2024. The decrease was primarily due to a decrease in research and development support staff and consulting services during the three months ended September 30, 2025 as compared to the same period in 2024. We plan to recruit additional engineers during 2025 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $153, or 16%, to $807 during the three months ended September 30, 2025, as compared to $960 during same period in 2024. The decrease in general and administrative expenses during the three months ended September 30, 2025 was primarily due to a decrease in the number of general and administrative staff.

Impairment of right-of-use assets and lease deposits. During the three months ended September 30, 2025, we recorded an impairment charge of $455 of which $347 was related to our lease right-of-use asset and $108 was related to deposits for leases.

Interest and Finance Costs. Interest expense for the three months ended September 30, 2025 was $208, as compared to $153 during the same period in 2024. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Profit (Loss). As a result of the factors identified above, we reported net loss of $4,085 or $(1.63) per basic and diluted share, for the three months ended September 30, 2025, as compared to net profit of $13, or $0.01 per basic and diluted share, for the same period in 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended September 30,
	2025 (unaudited)	2024 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2025	2024
Net sales	$5,704	$11,348	$(5,644)	(50)%	100.0%	100.0%
Cost of sales (includes inventory write-downs of $1,967 and $nil, respectively)	6,715	8,494	1,779	21%	117.7%	74.9%
Gross profit (loss)	(1,011)	2,854	(3,865)	(135)%	(17.7)%	25.1%
Sales and marketing expenses	642	746	104	14%	11.3%	6.6%
Research and development expenses	463	586	123	21%	8.1%	5.2%
General and Administrative expenses	2,518	3,001	483	16%	44.1%	26.4%
Impairment of right-of-use asset and lease deposits	455	—	(455)	(100)%	8.0%	0.0%
Total operating expenses	4,078	4,333	255	6%	71.5%	38.2%
Loss from operations	(5,089)	(1,479)	(3,610)	(244)%	(89.2)%	(13.0)%
Interest and finance costs	(543)	(496)	(47)	(9)%	(9.5)%	(4.4)%
Interest Income	11	347	(336)	(97)%	0.2%	3.1%
Net loss	$(5,621)	$(1,628)	$(3,993)	(245)%	(98.5)%	(14.3)%

Net Sales. Net sales decreased $5,644, or 50%, to $5,704 for the nine months ended September 30, 2025, as compared to $11,348 for the same period in 2024. The decrease in sales was primarily attributed to a decrease in sales of our DC generators to our telecommunications customers and to our international customers. We believe our largest customer continued to have excess inventory of our DC generators purchased in prior periods. We also believe economic and geopolitical factors have had an influence in our customers’ buying decisions.

For the nine months ended September 30, 2025, sales to our largest telecommunication customer in the U.S. accounted for 68% of our total net sales. For the nine months ended September 30, 2025, sales to our largest telecommunication customers in the U.S. accounted for 44% and 17% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to customers in the U.S. accounted for 93% of our total net sales for the nine months ended September 30, 2025, as compared to 85% for the same period in 2024. Our international sales represented 7% of our net sales for the nine months ended September 30, 2025, as compared to 15% in international sales in the same period in 2024.

Cost of Sales. Cost of sales during the nine months ended September 30, 2025 decreased by $1,779, or 21%, to $6,715, as compared to $8,494 during the same period in 2024. Cost of sales as a percentage of net sales during the nine months ended September 30, 2025 increased to 117.7%, as compared to 74.9% in the same period in 2024. Cost of sales includes inventory write-downs of $1,967 in 2025, and $nil in 2024, to adjust inventory to net realizable value.

Gross Profit (Loss). During the nine months ended September 30, 2025, we had a gross loss of $1,011, compared to gross profit of $2,854 during the same period in 2024. Our gross loss as a percentage of net sales was (17.7)% for the nine months ended September 30, 2025, as compared to gross profit as a percentage of net sales of 25.1% in the same period in 2024.

Sales and Marketing Expenses. During the nine months ended September 30, 2025, sales and marketing expenses decreased by $104, or 14%, to $642, as compared to $746 during the same period in 2024. The decrease was attributable to a decrease in sales support staff and travel related expenses. We plan to expand our marketing efforts by adding staff and product demonstrations to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the nine months ended September 30, 2025, research and development expenses decreased by $123, or 21%, to $463 as compared to $586 during the same period in 2024. The decrease was primarily due to a decrease in research and development support staff and consulting services during the nine months ended September 30, 2025, as compared to the same period in 2024. We plan to recruit additional engineers during the second half of 2025 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses decreased by $483, or 16%, to $2,518 during the nine months ended September 30, 2025, as compared to $3,001 during same period in 2024. The decrease in general and administrative expenses during the nine months ended September 30, 2025 was primarily due to a decrease in general and administrative staff.

Impairment of right-of-use assets and lease deposits. During the nine months ended September 30, 2025, we recorded an impairment charge of $455 of which $347 was related to our lease right-of-use asset and $108 was related to deposits for leases.

Interest and Finance Costs. Interest expense for the nine months ended September 30, 2025 was $543, as compared to $496 during the same period in 2024. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Loss. For the nine months ended September 30, 2025, we incurred net loss of $5,621, or $(2.24) per basic and diluted share, as compared to net loss of $1,628, or $(0.65) per basic and diluted share for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the nine months ended September 30, 2025, we recorded a net loss of $5,621 and used cash in operations of $589. Further, the Company was delinquent in its rent payments to its landlords on its office and warehouse facilities. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We manufacture and assemble our DC power systems at two production facilities located in Gardena, California. We are currently delinquent in rent payments to our landlords for office and warehouse facilities. The landlord for our headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025, which, at this time, such amicable proposal provides that the Company shall agree to pay the delinquent rent by February 28, 2026, and the landlord shall, in consideration of such agreement, release and settle the claim for eviction. We are negotiating with this landlord on a payment plan for the delinquent rent. Our landlord for the other facility for which we are delinquent on rent, has not served us any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. We are also negotiating with this landlord on a payment plan for the delinquent rent. While we are negotiating with both landlords in good faith on payment plans, there is no guarantee that we and the landlords could reach an agreement on a payment plan, or that even if we reached an agreement, we could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At September 30, 2025, the Company was not in compliance with the affirmative covenant requiring all taxes including unsecured property taxes to be paid in full before becoming delinquent, of which the Company has a delinquent balance of $29. The Company was also not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained a Tangible Net Worth of $3,405 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and lease deposits. While the Company expects to regain compliance, there is no guarantee that the Company will be able to do so. Further, Pinnacle, as of October 21, 2025, pursuant to the terms of the Loan Agreement, lowered the valuation on certain of the Company’s inventory. As a result of the reduction in the valuation of certain of the Company’s inventory, the Company has an over-advance of $480 at October 21, 2025, and therefore, pursuant to the terms of the Loan Agreement, Pinnacle is permitted take certain actions, including the creation of reserves against amounts that would be available for borrowing or the reduction of its advance rates without declaring an event of default on the facilities, if it determines, in its good faith credit judgment that such reserves are necessary. We are in current discussions with Pinnacle and negotiating with them in good faith on these terms, and expect to come to a mutually agreeable outcome, which, at this time, we believe will provide that Pinnacle will accept certain amounts we expect to receive in purchase orders over the next few months ($325 by December 15, 2025), provided that if such purchase orders are not fulfilled, $325 will be due in December, regardless, and in each case the balance outstanding ($155) will be due by January 15, 2026. While the Company believes it has a good working relationship with Pinnacle, Pinnacle could seek other remedies against the Company pursuant to the Loan Agreement or terminate the Loan Agreement. If the Company is unable to comply with the Loan Agreement, or amendments if applicable, the Company may lose its financing with Pinnacle.

Furthermore, our ability to secure other financing is uncertain. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, grow and diversify our revenue, improve operational efficiency, reduce overhead and fixed costs, and to create a profitable operation. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The Company has taken action to diversify sales to consume existing inventory, increase higher margin aftermarket parts revenue, to fund operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Sources of Liquidity

During the nine months ended September 30, 2025, we funded our operations primarily from cash on hand. As of September 30, 2025, we had working capital of $2,375, as compared to working capital of $7,037 at December 31, 2024. This $4,660 decrease in working capital is primarily attributable to $494 decrease in cash and cash equivalents resulting from net cash of $589 used in operating activities, and net cash of $nil used in investing activities, and net cash of $95 from financing activities.

On September 30, 2025, we recorded an inventory write-down of $1,967 to adjust our inventory to net realizable value, and an impairment of $455 related to the right-of-use asset and lease deposits on rents currently in delinquent status.

On September 30, 2025 and December 31, 2024, our net trade receivables totaled $856 and $2,153, respectively. On September 30, 2025, $665 (78%), and $57 (7%) represented the two largest open customer account balances, while $1,771 (82%) represented the largest open customer account balances on December 31, 2024.

Our available capital resources on September 30, 2025 consisted primarily of $4 in cash and cash equivalents, as compared to $498 as of December 31, 2024. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At September 30, 2025, the Company was not in compliance with the affirmative covenant requiring all taxes including unsecured property taxes to be paid in full before becoming delinquent, of which the Company has a delinquent balance of $29. The Company was also not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained a Tangible Net Worth of $3,405 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and lease deposits. While the Company expects to regain compliance, there is no guarantee that the Company will be able to do so. Further, Pinnacle, as of October 21, 2025, pursuant to the terms of the Loan Agreement, lowered the valuation on certain of the Company’s inventory. As a result of the reduction in the valuation of certain of the Company’s inventory, the Company has an over-advance of $480 at October 21, 2025, and therefore, pursuant to the terms of the Loan Agreement, Pinnacle is permitted take certain actions, including the creation of reserves against amounts that would be available for borrowing or the reduction of its advance rates without declaring an event of default on the facilities, if it determines, in its good faith credit judgment that such reserves are necessary. We are in current discussions with Pinnacle and negotiating with them in good faith on these terms, and expect to come to a mutually agreeable outcome, which, at this time, we believe will provide that Pinnacle will accept certain amounts we expect to receive in purchase orders over the next few months ($325 by December 15, 2025), provided that if such purchase orders are not fulfilled, $325 will be due in December, regardless, and in each case the balance outstanding ($155) will be due by January 15, 2026. While the Company believes it has a good working relationship with Pinnacle, Pinnacle could seek other remedies against the Company pursuant to the Loan Agreement or terminate the Loan Agreement. If the Company is unable to comply with the Loan Agreement, or amendments if applicable, the Company may lose its financing with Pinnacle.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.5% at September 30, 2025 and 8.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.5% at September 30, 2025 and 9.75% at December 31, 2024).

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

At December 31, 2024, the outstanding balance under the line of credit was $4,797 and the Company had availability under the line of credit in the amount of $654. During the nine months ended September 30, 2025, the Company had a net repayment of $145 to the credit facility. At September 30, 2025, the outstanding balance under the line of credit was $4,652, which includes interest, fees and financing costs (see below).

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended September 30, 2025 and 2024 were $258 and $248, respectively. Of these amounts, $88 in 2025 and $99 in 2024 were recorded under general and administrative expenses, while $170 in 2025 and $149 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the nine-month periods ended September 30, 2025 and 2024 were $497 and $588, respectively. Of these amounts, $90 in 2025 and $100 in 2024 were recorded under general and administrative expenses, while $407 in 2025 and $488 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the nine-month periods set forth below:

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(589)	$(400)
Investing Activities	—	(18)
Financing Activities	95	367
Net increase (decrease) in cash	$(494)	$(51)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $589 as compared to net cash used in operating activities of $400 for the same period in 2024. This change in net cash used in the nine months ended September 30, 2025 was primarily due to a net loss of $5,621, a decrease in accounts receivable of $1,297, and an increase in accounts payable of $1,099.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $nil, as compared to net cash used in investing activities of $18 for the same period in 2024. Net cash used in investing activities was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $95 for the nine months ended September 30, 2025, as compared to $367 provided by financing activities during the same period in 2024. This cash provided was primarily net borrowings of $240 on a notes payable issued by a related party coupled with net payments of $145 to the line of credit with Pinnacle Bank.

Backlog

Our sales backlog as of September 30, 2025 was $2,144, of which our telecommunications customers accounted for 95%, customers in military markets accounted for 2%, customers in the marine market accounted for 1%, and customers in other markets accounted for 2%.

Our sales backlog as of November 19, 2025 was $5,283, of which our telecommunications customers accounted for 53%, customers in military markets accounted for 13%, customers in the marine market accounted for 1%, and a customer in the market for mobile EV chargers accounted for 33%.. We believe the majority of our sales backlog will be shipped within the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

As a result of our history of losses and negative cash flows from operations, our management has performed an analysis and concluded that substantial doubt exists about our ability to continue as a going concern, and we may need to raise additional financing to continue our operations.

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. For the nine months ended September 30, 2025, the Company recorded a net loss of $5,621 and used cash in operations of $589. Further, the Company was delinquent in its rent payments to its landlords for its office and warehouse facilities. See “--We manufacture and assemble a majority of our products at two facilities. We are delinquent in our rent payments to our landlords for our office and warehouse facilities. Any prolonged disruption in the operations of these facilities would result in a decline in our sales and profitability.” The Company was also not in compliance with two affirmative covenants under the Loan Agreement. See “--We are currently not in compliance with two affirmative covenants under the Loan Agreement with Pinnacle. The loan from Pinnacle may discontinue and our ability to secure other financing is uncertain.”

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See “ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity and Capital Resources - Going concern.”

Based on our current operating plan, we may need to raise additional financing to continue our operations for the foreseeable future, and until we become profitable. Our future viability as an ongoing business is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders, and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to raise additional funds may be adversely impacted by negative global economic conditions and any disruptions to and volatility in the credit and financial markets in the United States and worldwide or other factors. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

The perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors and employees. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that our investors will lose all or a part of their investment.

We manufacture and assemble a majority of our products at two facilities. We are delinquent in our rent payments to our landlords for our office and warehouse facilities. Any prolonged disruption in the operations of these facilities would result in a decline in our sales and profitability.

We manufacture and assemble our DC power systems at our two production facilities located in Gardena, California. We are currently delinquent in our rent payments to our landlords for our office and warehouse facilities. The landlord for our headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. We are negotiating with this landlord on a payment plan for the delinquent rent, and expect to come to a mutually agreeable outcome, which, at this time, such amicable proposal provides that the Company shall agree to pay the delinquent rent by February 28, 2026, and the landlord shall, in consideration of such agreement, release and settle the claim for eviction. The landlord for the other facility for which we are delinquent on rent, has not served us any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. We are also negotiating with this landlord on a payment plan for the delinquent rent. While we are negotiating with both landlords in good faith on payment plans, there is no guarantee that we and the landlords could reach an agreement on a payment plan, or that even if we reached an agreement, we could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

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

We are currently not in compliance with two affirmative covenants under the Loan Agreement with Pinnacle. The loan from Pinnacle may discontinue and our ability to secure other financing is uncertain.

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At September 30, 2025, the Company was not in compliance with the affirmative covenant requiring all taxes including unsecured property taxes to be paid in full before becoming delinquent, of which the Company has a delinquent balance of $29. The Company was also not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained a Tangible Net Worth of $3,405 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and lease deposits. While the Company expects to regain compliance, there is no guarantee that the Company will be able to do so. Further, Pinnacle, as of October 21, 2025, pursuant to the terms of the Loan Agreement, lowered the valuation on certain of the Company’s inventory. As a result of the reduction in the valuation of certain of the Company’s inventory, the Company has an over-advance of $480 at October 21, 2025, and therefore, pursuant to the terms of the Loan Agreement, Pinnacle is permitted take certain actions, including the creation of reserves against amounts that would be available for borrowing or the reduction of its advance rates without declaring an event of default on the facilities, if it determines, in its good faith credit judgment that such reserves are necessary. We are in current discussions with Pinnacle and negotiating with them in good faith on these terms, and expect to come to a mutually agreeable outcome, which, at this time, we believe will provide that Pinnacle will accept certain amounts we expect to receive in purchase orders over the next few months ($325 by December 15, 2025), provided that if such purchase orders are not fulfilled, $325 will be due in December, regardless, and in each case the balance outstanding ($155) will be due by January 15, 2026. While the Company believes it has a good working relationship with Pinnacle, Pinnacle could seek other remedies against the Company pursuant to the Loan Agreement or terminate the Loan Agreement. If the Company is unable to comply with the Loan Agreement, or amendments if applicable, the Company may lose its financing with Pinnacle.

Rising inflation in the economies in which we operate may adversely affect our operating margins and our results of operation.

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment, we believe, has impacted the Company’s business in the nine months ended September 30, 2025, and may continue to impact its business in 2025 and beyond, including as a result of increased energy costs, increase materials costs due to higher tariffs on key components which may not be able to pass to customers as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

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

We have incurred significant losses in the past. For the nine months ended September 30, 2025, we incurred net loss of approximately $5,621. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $4.1 million and $6.5 million, respectively. For the year ended December 31, 2024, we realized a gross profit of approximately $1.9 million, and for the year ended December 31, 2023, we realized a gross profit of approximately $0.7 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar”), Toyota Corporation (“Toyota”), and Ford Motor Company (Ford). Engines from Yanmar, Toyota, and Ford represented 47%, 15%, and 29% of our total engines sold as a component of our DC power systems during the three months ended September 30, 2025, respectively, and represented approximately 97%, nil, and 3% of our total engines sold as components of our DC power systems during the same period in 2024, respectively. Engines from Yanmar, Toyota, and Ford represented 73%, 7%, and 16% of our total engines sold as a component of our DC power systems during the nine months ended September 30, 2025, respectively, and represented approximately 92%, 1%, and 4% of our total engines sold as components of our DC power systems during the same period in 2024, respectively. We also use engines from Perkins, Isuzu, Kubota and, to a lesser extent, Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers. If any of these engine suppliers were to fail to provide emissions certified engines in a timely manner or fail to supply engines that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines we source from them or discontinue providing any of these engines to us, or the supply chain is interrupted or delayed as a result of an unprecedented event, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended September 30, 2025 and 2024, our sales to international customers accounted for less than 1% and 10%, respectively, of total revenue. During the nine months ended September 30, 2025 and 2024, our sales to international customers accounted for 7% and 15%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

Beginning April 9, 2025, the U.S. government imposed reciprocal tariffs on many products imported from China, Canada, and Mexico, among many other countries. Many of the countries on which tariffs have been levied have imposed retaliatory tariffs or threatened to impose tariffs on goods they import from the U.S. While we obtain most of our raw materials from domestic sources, many of our suppliers source materials from various countries and may pass tariffs they pay on to us. As of the date of this report, we have not been materially affected by tariffs, but it is difficult to determine the impact of these tariffs on our business for the rest of 2025 and beyond.

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

As of September 30, 2025, our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 32% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control may limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Furthermore, the public equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our shares of common stock. Decreases in the price of our common stock may also lead to de-listing of our common stock.

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

On December 18, 2023, Peter Gross, a member of the Board of Directors of the Company, resigned as a member of the Board of Directors of the Company. Mr. Gross, an independent director, served as a member of the audit committee, chair of the compensation committee and chair of the nominating and corporate governance committee of the Board at the time of his resignation. On January 5, 2024, the Company received a notification letter from Nasdaq that due to Mr. Gross’ resignation, the Company is no longer in compliance with Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance (i) until the earlier of the Company’s next annual shareholders’ meeting or December 18, 2024; or (ii) if the next annual shareholders’ meeting is held before September 17, 2024, then the Company must evidence compliance no later than September 17, 2024.

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

We elected in our certificate of incorporation, as amended (the “certificate of incorporation”) to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 32% of our common stock as of September 30, 2025) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

The Company is party to that certain Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement, and as of November 19, 2025, the Company sold 147,144 Shares pursuant to the Sales Agreement.

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 250,627 shares of our common stock. As of September 30, 2025, we had granted 20,002 options to purchase an aggregate of 20,002 shares of common stock, among which 7,144 options had terminated, and issued 25,729 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Reference is made to the exhibits listed on the Index to Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Sales Agreement, dated October 6, 2025, by and between the Registrant and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 6, 2025)
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2025	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

