Form 10-K
period 2025-12-31
Polar Power, Inc.
filed 2026-04-15
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second quarter was $2,960,372.

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of April 15, 2026 was 3,640,159.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences of the novel coronavirus, or COVID-19, pandemic on matters including U.S., local and foreign economies, wars and international conflicts including the current U.S.-Israel-Iran conflict, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Recent Developments

On October 6, 2025, the Company entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time (the “Offering”) through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. On October 6, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382,043.

On December 15, 2025, the stockholders of the Company approved the Polar Power, Inc. 2026 Equity Incentive Plan at the 2025 annual meeting of stockholders of the Company, among other matters.

Recent Business Events

Delays in international projects has impacted our export markets temporarily, however, we continue to focus on our diversification strategy to expand our market share in the long term. During 2025 and 2024, sales to customers in international markets represented 7% and 13% of our total net sales, respectively.

During 2025, 88% of our total net sales were derived from customers in the telecommunications market, 8% from customers in the military market, 1% from marine customers, and 1% from customers in other markets. During 2024, 88% of our total net sales were derived from customers in the telecommunications market, 8% from customers in the military market, 3% from marine customers, and 1% from customers in other markets

.

Approximately 66% of our net sales during 2025 were for our DC power systems to support 5G networks for our Tier-1 telecommunications customers in the U.S., as compared to 50% of our net sales during 2024. Purchase orders of our DC power systems for our U.S. Tier-1 telecommunications customers represent 74% of our total sales backlog at December 31, 2025.

Our sales backlog as of December 31, 2025 was $4,306, with 82% of that amount being attributable to telecommunications customer, 17% to military customers, 1% to marine customers, and 1% to customers in other markets.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2025, the Company recorded a net loss of $9,133 and used cash in operating activities of $1,061. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The Company expects to be in the position to make significant payment towards the delinquent rents in the near term and/or provide a payment plan mutually agreeable to both parties. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. During the first quarter of 2026, the Company paid $206 towards its past due lease obligations reported as of December 31, 2025. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, the Company could raise sufficient capital to pay the delinquent rent. It is possible that the Company will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into a loan agreement with Pinnacle (the “Loan Agreement”) which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained an Effective Tangible Net Worth of approximately $755 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Agreement and related documents (the “Loan Documents”) arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle Bank and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement and the Loan Documents, including but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

On October 6, 2025, the Company entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time (the “ATM Offering”) through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382.

As of December 31, 2025, the Company sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23. On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $757 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. During 2026 and as of April 15, 2026, the Company has sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,425, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

On December 23 2025, the Company entered into a business loan and security agreement (the “WWCM Loan Agreement”) with World Wide Capital Management (“WWCM”), pursuant to which the Company borrowed net proceeds of $399 from WWCM, after deducting fees as outlined in the WWCM loan agreement. The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total repayment obligation to the Company is $640.

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

Telecommunications

We provide power generation equipment for the telecommunications markets. Our equipment provides backup power to grid connected tower sites during power outages resulting from severe weather like hurricanes, wildfires, and floods. Most telecommunications towers are equipped with battery backup for short term power outages. Our DC power generators are installed to address longer-term disruptions in power. We also deliver DC generators that provide prime power for off-grid telecommunications tower sites installed in remote and rural areas where reliability of the power grid is intermittent or not available. Since 2012, the telecommunications market is our largest market segment and contributed approximately 88% and 88% of our annual revenues in 2025 and 2024, respectively.

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

Military

Since 1979, we have been developing and marketing products to the U.S. military and large defense contractors in the U.S. and international markets. The need for light weight and compact DC power generation systems are vital for military operations and commonly used to charge storage batteries, provide backup emergency power, or provide startup power for military applications. During the past decade, digitization of the military accelerated exponentially to support modern information, communication, and military applications. The need to process information rapidly has led to digitization of command, control, communications, computers and intelligence across both combat support and service support. This expansion in data transfer and storage has led to an increase in energy needs, which requires efficient power generation equipment that can charge batteries or directly power these systems.

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

Improvements in sensors, navigation and communication technologies have led to increased integration of situational awareness systems that allow all combat assets to communicate and coordinate both defensive and offensive efforts during combat. In earlier combat vehicle designs, these surveillance systems were powered by the main auxiliary vehicle battery, which required the vehicle’s main engine to continue operating to power auxiliary battery systems. A decade ago, we began delivering compact 3 kW – 15 kW DC power systems for communication and reconnaissance systems thereby improving fuel efficiency of the combat and vehicles when deployed. During the decade we have delivered several configurations of these auxiliary power units to the military, which vary in function from battery charging to supplying power to military applications.

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

With over 40 years of experience and reputation within the DC power systems market, we are working to increase awareness, availability and affordability of more efficient DC-based products as a backup power and charging sources within the telecommunications industry. Because of the increased power outages during emergencies and natural disasters, existing and new wireless installations need to be upgraded to provide reliable operations during times of emergency. The primary elements of our business strategy include:

●	Further develop U.S. mobile telecommunications market. We continue to invest capital into our sales and marketing efforts to demonstrate our DC power systems to the top Tier-1 wireless telecommunications providers and more than 300 small wireless and cable operators in the U.S. Our goal is to further diversify our customer base. We believe the rapid expansion of 5G will result in an increase in demand for back-up power generators and that our new LPG / natural gas DC power systems will allow us to better compete on an economic basis with our competitors that provide AC power systems.

●	Expand global sales to bad-grid or off-grid markets. The increase in telecommunications subscriber base in rural and remote areas in emerging countries has increased the deployment of telecommunications sites in off-grid and bad-grid areas. We believe that the lack of a stable electric infrastructure in rural regions of many developing nations provides significant opportunity for our products in both off-grid and bad-grid location.

●	Further develop our new LPG and natural gas DC power systems. With the increased growth in off-grid and bad-grid telecommunications sites, emissions generated by telecommunications towers is beginning to be a major contributor of pollution and greenhouse gases. Since 2019, we have developed lower emission LPG and natural gas DC power generators for use in rural off-grid and bad-grid sites. We initiated this development by partnering with world’s largest natural gas engine manufacturer, Toyota Engines, located in Japan. Subsequently, we integrated engine control systems utilizing control technology from Bosch, located in Germany, and concluded by receiving certification from the EPA in December 2019 to sell our new product in all 50 states in the U.S. Upon certification, we began marketing this low emission natural gas solution to telecommunications customers worldwide and in the midst of the COVID-19 pandemic we secured several orders for natural gas configured backup and prime power applications. During 2020, we began shipments of our DC natural gas generators to several domestic and international Tier-1 telecommunications customers. In 2024, we began to expand our sales and service network for our natural gas generators, targeting Tier-1 telecommunications customers in emerging nations with solar hybrid natural gas generators for off-grid markets.

●	Expand renewable solar energy product offerings. Developing regions like Africa, Southeast Asia and Latin America lack an electric utility infrastructure to support the installation of grid connected telecommunications towers in remote areas. Due to these challenges, telecommunications companies are installing hybrid power generation systems that consist of solar panels, batteries and fossil fuel powered generators. Installing fuel inefficient generators combined with solar and batteries without any integration is proving to be cost prohibitive. Several local government programs to subsidize the adoption of solar and battery storage along with generators in off-grid telecommunications towers have failed due to lack of quality components and integration. We believe our hybrid systems using natural gas fuel powered generators integrated with solar and battery storage offer an ideal solution for this market.

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

In 2017 and 2018, we demonstrated our DC hybrid power systems to telecommunications providers in Southeast Asia and Africa. We believe that the integration of renewable energy and storage batteries are ideal for off-grid remote locations in rural areas worldwide. During 2025, we plan to continue our research and development efforts to further enhance these integrations for remote telecommunications towers in Southeast Asia and Africa.

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

The telecommunication market is our largest market generating 88% of annual sales of which a significant portion represents U.S. Tier-1 telecom operator. With over 75% of the telecommunications market outside the U.S. we have concentrated our efforts in developing markets outside the U.S. as a long term strategy. Despite the lack of reliable electricity grid in international markets like Africa and Asia, telecom operators continue to build infrastructure using hybrid systems.

We established regional offices in Australia, Romania, South Africa and Poland to address global markets. During the past 4 years we have had some significant successes in international marketplace however capital constraints of customers have limited the scale of the deployment. Our DC Generators, Hybrid Generators are marketed directly to end customers, however the aftermarket parts in some regions are sold through dealers. Our primary sales are generated through product demonstrations and short-term rentals to demonstrate the capabilities of our products and value proposition to large mobile network providers worldwide. We believe this strategy of demonstrating our products and technologies to prospective customers expedites the sales process for our DC power systems.

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

Our research and development efforts are key to meeting customer demand and changing power requirements. In the last two years, we invested significant engineering resources in development of remote monitoring MCS2020 to remotely monitor and optimize efficiency of our systems and integrate them with other systems such as solar, wind, energy storage systems. During this period significant work was performed to develop electric vehicle charging system for remote locations and roadside assistance. This system is in its final stage of development and upon completion will be marketed to regions that lack electric infrastructure. In 2026, we plan to gradually increase our team of engineers and continue investing into new product development as part of our strategy to diversify our product lines.

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

Human Capital

Our experienced employees and management team are our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals to service our customers. As of April 15, 2026, we had 67 full time employees, which included 63 employees in the U.S. and 4 employees outside the U.S. During 2025, we had a relatively low turnover rate, some of which is related to uncertain employment market and economic conditions. None of our employees are represented by labor unions. We consider our relationships with our employees to be generally satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

We believe our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee unique characteristics and opinions are valued and one that provides our employees the opportunities to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with career development opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. In addition to salaries, we also provide a 401(k)-retirement plan, healthcare and insurance benefits, paid time off, and various services and tools to support our employees’ health and wellness. Our leaders, managers, and eligible employees are provided an opportunity to participate in our stock option plans. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.

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

Risks Related to Our Business and Industry

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2025, the Company recorded a net loss of $9,133 and used cash in operating activities of $1,061. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The Company expects to be in the position to make significant payment towards the delinquent rents in the near term and/or provide a payment plan mutually agreeable to both parties. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, they could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained an Effective Tangible Net Worth of approximately $755 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement (the “Forbearance Agreement”), in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults (as defined by the Forbearance Agreement) for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Forbearance Termination Date. If the Company timely complies with all terms listed above by the Forbearance Termination Date, Pinnacle agrees that it will re-commence making advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle Bank and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Forbearance Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement and the Loan Documents, including but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

On October 6, 2025, the Company entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time (the “ATM Offering”) through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382.

As of December 31, 2025, the Company has sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23. On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $757 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. During 2026 and as of April 15, 2026, the Company has sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,425, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

On December 23, 2025, the Company entered into a business loan and security agreement (the “WWCM Loan Agreement”) with World Wide Capital Management (“WWCM”), pursuant to which the Company received $399, after deducting fees as outlined in the WWCM Loan Agreement. The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total repayment obligation to the Company is $640.

Furthermore, the Company’s ability to secure other financing is uncertain. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, grow and diversify its revenue, improve operational efficiency, reduce overhead and fixed costs, and to create a profitable operation. Its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, its performance and investor sentiment with respect to the Company and its industry. The Company has taken action to diversify sales to consume existing inventory, increase higher margin aftermarket parts revenue, to fund operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

The COVID-19 pandemic and recovery had a significant negative impact on our business, sales, results of operations and financial condition in 2020 to 2022, but to a lesser extent in 2024 and 2025.

The COVID-19 pandemic and recovery has had a widespread and detrimental effect on the global economy, particularly in the U.S. since 2020, but to a lesser extent in 2024 and 2025. The repercussions of COVID-19 and recovery is likely to continue to have, a material and substantial adverse impact on our results of operations, including a decrease in our sales and delays in sourcing raw materials from suppliers.

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

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment, we believe, has impacted the Company’s business in 2024, to a lesser extent in 2025, and may continue to impact its business in 2025, including as a result of increased energy costs, increase materials costs due to higher tariffs on key components which may not be able to pass to customers as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and the military conflicts between U.S., Israel, and Iran, are difficult to predict. The resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine, Israel, and the Gaza Strip may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is possible that interest rate hikes by the FRB will continue to occur in 2025, but the amount, timing, and frequency of such increases are not fully known at this time. As a result of these conflicts, the threat of cyberattacks has increased which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

The continuation or escalation of events like the U.S.-Israel-Iran conflict may also disrupt business operations of our suppliers and/or customers, causing supply chain constraints or delayed spending by our customers. The full impact of such events are not known at this time, but they could have a material adverse impact on our business, financial condition, results of operations, and stock price.

We have incurred significant losses in the past and we may incur losses in the future, which may hamper our operations and impede us from expanding our business.

We have incurred significant losses in the past. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $9.1 million and $4.6 million, respectively. For the year ended December 31, 2025, we realized a gross loss of approximately $3.1 million, and for the year ended December 31, 2024, we realized a gross profit of approximately $1.3 million. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company, Toyota Corporation, and Engine Distributors Inc. (for Ford engines). Engines from Yanmar Engines Company, Toyota Corporation, and Engine Distributors Inc. (for Ford engines) represented approximately 70%, 7%, and 18% of our total engines sold as a component of our DC power systems during 2025, respectively, and represented approximately 88%, 1%, and 7% of our total engines sold as components of our DC power systems during 2024, respectively. We also use engines from Perkins, Isuzu, Kubota and, to a lesser extent, Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers or other key suppliers from which we source components for our power systems. We currently have past due accounts with many of our key suppliers. If any of these engine suppliers or key component suppliers were to fail to provide qualified engines or components in a timely manner or fail to supply engines or components that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines or components we source from them or discontinue providing any of these engines or components to us, or the supply chain is interrupted or delayed as a result of a pandemic or unprecedented event, or if suppliers decide stop supplying engines or components due to past due accounts if we do not bring these accounts current or negotiate a payment plan in a timely manner, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During 2025, and 2024, our sales to international customers accounted for 7% and 13%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

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

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 22% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control may limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

While we have been back in compliance with Nasdaq Listing Rules, there can be no assurance that we will continue to be in compliance with Nasdaq Listing Rules. If the stock is delisted, we may trade on the over-the-counter market, or even in the pink sheets, which would significantly decrease the liquidity of an investment in our common stock.

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

We elected in our certificate of incorporation, as amended (the “certificate of incorporation”) to not be subject to the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, Arthur D. Sams, our Chairman, President, Chief Executive Officer and Secretary (who beneficially owns approximately 22% of our common stock) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 250,627 shares of our common stock. As of December 31, 2025, we had granted options to purchase an aggregate of 20,002 shares of common stock, among which 7,144 options had terminated, and issued 25,729 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

As of April 15, 2026, we had 3,640,159 shares of common stock outstanding held of record by 23 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

During the years ended December 31, 2025 and 2024, 88% and 88%, respectively, of our total net sales were within the telecommunications market. In 2025, our largest customer, being a Tier-1 telecommunications in the U.S., represented 65% of our total net sales. In 2024, our two largest customers represented 48% and 14% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer in Puerto Rico. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During 2025 and 2024, sales to international customers accounted for 7% and 13% of total revenue, respectively. Sales to military customers during 2025 and 2024 accounted for 8% and 8% of total revenues, respectively. Sales to customers in the marine market accounted for 1% of total net sales during 2025, and 3% in 2024. Sales to customers in other markets represented 3% of total net sales in 2025, and 1% in 2024.

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

During 2024 and 2025, we worked on upgrading our mobile CHAdeMO EV chargers to the universal combined charging system standard to reach the mobile EV charging market. Mobile EV chargers are used for emergency roadside service providing a fast-charging solution for EVs that have run out of charge before reaching a stationary charging facility. During second half of 2024, we have successfully tested our demonstrator model on several platforms and made appropriate improvements and changes. We believe this configuration of remote mobile electric vehicle charger is just an initial model and based on power and fuel needs will result in various additional configurations.

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

We expect that opportunities in the bad-grid (i.e., areas where wireless towers are connected to an electrical grid that loses power for more than eight hours), and off-grid (i.e., areas where wireless towers are not connected to an electrical grid) applications, which include telecommunications towers, commercial and residential backup power, electric vehicle charging, “mini-grid” and various other power applications, will help to expand the market for our natural gas/LPG (propane) product lines domestically and internationally. In 2024, we developed a microgrid product that can provide 24/7 electric power to a commercial facility. This project was funded by UNHCR a United Nations organization. The product included DC generator, battery storage, AC inverter, solar charge controller and remote monitoring in a single container which can be delivered to any remote location to provide power. We believe this product in its current configuration can serve mid-level micro grid needs in residential and commercial areas. We plan to develop new configurations of DC power system, battery storage and solar products to optimize the match between our solutions and various application needs.

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

We also recognize revenue from the rental of equipment. Our rental revenues have not been significant to date and have accounted for $nil of total revenues for the years ended December 31, 2025 and 2024.

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

Effects of Inflation

The impact of inflation and changing prices during 2025 has not been significant on the financial condition or results of operations of our company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2025 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Impact of Recent Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to Financial Statements commencing on page F-7 of this Annual Report on Form 10-K for management’s discussion as to the impact of recent accounting pronouncements.

Financial Performance Summary – Year Ended December 31, 2025

Our net sales for the year ended December 31, 2025, were $6,304, as compared to $13,970 for the year ended December 31, 2024. We reported a net loss of $9,133 for 2025, as compared to net loss of $4,677 for 2024. Cost of sales includes inventory write-downs of $1,967 in 2025, and $900 in 2024, to adjust inventory to net realizable value.

During 2025, sales to our customers in the U.S. were $6,219, or 93% of total net sales, as compared to $12,108, or 87% in 2024. During 2025, sales to our international customer were $415, or 7% of our total net sales, as compared to $1,862, or 13% of total net sales in 2024. We believe economic and geopolitical factors have influenced our customers’ buying decisions, particularly international customers, delaying pushing orders to 2026.

Our sales backlog as of December 31, 2025, was $4,306, with 82% of that amount being attributable to our telecommunications customers, 17% attributed to customers in military markets, 1% to customers in marine market, and 1% in other markets. The Company expects to complete shipment of these orders within the next six to twelve months.

We plan to continue to market our products globally and expand our customer base in all market segments. We plan to continually improve our inventory turns to generate cash flow from operations combined with austerity measures on non-essentials overhead to manage cash flow while sales improves. We plan to continue take proactive steps to manage our operations and mitigate the financial impacts of higher costs, supply chain issues, and geopolitical factors. However, the full impact on our financial and operating performance of these factors will depend significantly on the duration and severity of these factors, the actions taken to mitigate their impact, disruption to our supply chain, and the pace with which our clients return to more normalized purchasing behavior, among others factors beyond our knowledge or control. See “Risk Factors” commencing on page 18 of this Annual Report on Form 10-K for additional considerations.

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands)

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Year Ended December 31,
			Favorable	Favorable
	2025	2024	(Unfavorable)	(Unfavorable)	2025	2024
Net sales	$6,304	$13,970	$(7,666)	(55)%	100.0%	100.0%
Cost of sales (includes inventory write-downs of $1,967 and $900, respectively)	9,460	12,656	3,196	25%	150.1%	90.6%
Gross profit (loss)	(3,156)	1,314	(4,470)	(340)%	(50.1)%	9.4%
Sales and marketing expenses	807	1,010	203	20%	12.8%	7.2%
Research and development expenses	646	771	125	16%	10.2%	5.5%
General and administrative expenses	3,359	3,908	549	14%	53.3%	28.0%
Impairment of right-of-use assets and lease deposits	455	—	(455)	—	7.2%	0.0%
Total operating expenses	5,267	5,689	422	7%	83.6%	40.7%
Loss from operations	(8,423)	(4,375)	(4,048)	(93)%	(133.6)%	(31.3)%
Interest and finance costs	(720)	(649)	(71)	(11)%	(11.4)%	(4.6)%
Other income (expense), net	10	347	(337)	(97)%	0.2%	2.5%
Loss before income taxes	(9,133)	(4,677)	(4,456)	(95)%	(144.9)%	(33.5)%
Income tax	—	—	—	—	—	—
Net loss	$(9,133)	$(4,677)	$(4,456)	(95)%	(144.9)%	(33.5)%

Net Sales. Net sales decreased by $7,666, or 55%, to $6,304 for the year ended December 31, 2025, as compared to $13,970 for the year ended December 31, 2024. Net sales to our largest customer decreased approximately 40% from 2024 sales, and international net sales decreased approximately 78% from 2024 sales. We believe customers delayed projects due to geopolitical factors and economic uncertainties. At December 31, 2025, we had accumulated $3,212 in new purchase orders from our U.S. Tier-1telecommunications customers for delivery in 2026 and $1,093 in new purchase orders from other customers.

During 2025, revenue from telecommunications customers accounted for 88% of total net sales, as compared to 88% of total net sales during 2024. Our largest customer represented 65% of our total net sales in 2025, as compared to our two largest customers that accounted for 48% and 14% in 2024, respectively. Our largest customer in each year was a Tier-1 telecommunications customer in the U.S., and our second largest customer in 2024 was a telecommunications customer in Puerto Rico. There was no other revenue from customers in excess of 10% of total net sales in either period.

During 2025 and 2024, sales to international customers accounted for 7% and 13% of total revenue, respectively. Sales to military customers during 2025 and 2024 accounted for 8% and 8% of total revenues, respectively. Sales to customers in the marine market accounted for 1% of total revenues in 2025, and 3% in 2024. Customers in other markets during 2025 and 2024 accounted for 2% and 1% of total revenue, respectively. Most of our sales were of our DC base powers systems during the two years.

Cost of Sales. Cost of sales decreased by $3,196 or 25%, to $9,460 during 2025, compared to $12,656 during 2024. Cost of sales as a percentage of net sales increased from 90.6% in 2024 to 150.1% in 2025 primarily as a result of an increase in factory overhead absorption as compared to the same period in 2024. Cost of sales includes inventory write-downs of $1,967 in 2025, and $900 in 2024, to adjust inventory to net realizable value.

Gross Profit (Loss). We recognized a gross loss of $3,156 during 2025, as compared to a gross profit of $1,314 during 2024, which represents a decrease in gross profit of $4,470 or 340%. Gross loss as a percentage of net sales was (50.1)% in 2025, as compared to gross profit as a percentage of net sales of 9.4% in 2024. The gross loss during 2025 was primarily a result of an increase in factory overhead absorption and underutilization of the factory, as well adjustments to inventory net realizable value.

Sales and Marketing Expenses. Sales and marketing expenses decreased $203 to $807 during 2025, as compared to $1,010 during 2024. The decrease was attributable to a slight decrease in sales support staff during 2025 as compared the same period in 2024. We plan to increase our sales force and increase our marketing and tradeshow activities in 2026 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During 2025, research and development expenses decreased by $125 to $646, as compared to $771 during 2024. The decrease in 2025 is attributed to a decrease in engineering staff during 2025 as compared to 2024. Our research and development efforts during 2025 primarily focused on product customization on new customers orders, our mobile EV chargers, and solar hybrid power systems. We continue to search for qualified engineers to join our engineering team and to support our customer diversification efforts.

General and Administrative Expenses. Our general and administrative expenses decreased by $549 to $3,359 during 2025, as compared to $3,908 during 2024. The decrease in general and administrative expenses during 2025 was primarily due a decrease in the number of general and administrative staff during 2025, as compared to 2024.

Impairment of right-to-use assets and lease deposits. During 2025, we recorded an impairment charge of $455 of which $347 was related to our right-of-use asset and $108 was related to deposits for leases.

Interest and Finance Costs. Our interest expense was $720 in 2025, as compared to $649 in 2024. Our interest expense is primarily from borrowings from our credit facility.

Net Loss. As a result of the factors identified above, we generated a net loss of $9,133, or ($3.59) per basic and diluted share, for 2025, as compared to net loss of $4,677, or ($1.86) per basic and diluted share, for 2024, representing an increased loss of $4,456.

Liquidity, Capital Resources and Going Concern

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2025, the Company recorded a net loss of $9,133 and used cash in operating activities of $1,061. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The Company expects to be in the position to make significant payment towards the delinquent rents in the near term and/or provide a payment plan mutually agreeable to both parties. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, they could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into an Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At December 31, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained an Effective Tangible Net Worth of approximately $755 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle Bank and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

On October 6, 2025, the Company entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time (the “Offering”) through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382.

Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Capital Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering pursuant to the Sales Agreement will terminate upon the termination of the Sales Agreement as permitted therein. The Company may terminate the Sales Agreement in its sole discretion at any time by giving ten days’ prior notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement under the circumstances specified in the Sales Agreement and in its sole discretion at any time by giving ten days’ prior notice to the Company.

The Company will pay the Sales Agent a fixed commission rate of 3.0% of the aggregate gross proceeds of the sales price of the Shares sold through the Sales Agent pursuant to the Sales Agreement and has agreed to provide the Sales Agent with customary indemnification and contribution rights. The Company also agreed to reimburse the Sales Agent the fees and expenses of the Sales Agent, including but not limited to the fees and expenses of the counsel to the Sales Agent, in an amount not to exceed $30,000. In addition, the Company will reimburse the Sales Agent for such fees and expenses incurred in connection with the Sales Agreement in an amount not to exceed (I) $10,000 per fiscal year, provided, however, that at such time as the Company files an additional prospectus or prospectus supplement to increase the aggregate amount of Shares which may be sold under the Sales Agreement in excess of the amount included in the initial prospectus supplement relating to the offering of the Shares, the annual reimbursement for costs, fees and expenses shall be revised from $10,000 to an amount not to exceed $5,000 on a quarterly basis for the first three quarters of each year, $7,500 for the fourth quarter of each year, and (II) $10,000 (on up to two occasions per calendar year in connection with any filing of any additional prospectus or prospectus supplement which relates to the Shares to be issued from time to time by the Company).

As of December 31, 2025, the Company has sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23. On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $780 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. During 2026 and as of April 15, 2026, the Company has sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,425, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

On December 23 2025, the Company entered into a business loan and security agreement (the WWCM loan agreement) with World Wide Capital Management (WWCM), pursuant to which the Company borrowed net proceeds of $399, after deducting fees as outlined in the WWCM loan agreement. The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total repayment obligation to the Company is $640.

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

Sources of Liquidity

During the year ended December 31, 2025, we funded our operations primarily from cash on hand. As of December 31, 2025, we had working capital of $(262), as compared to working capital of $7,037 at December 31, 2024. This $7,299 decrease in working capital is primarily attributable to a $298 decrease in cash and cash equivalents resulting from net cash of $1,061 used in operating activities, net cash used in investing activities of $nil, and net cash from financing activities of $763 which includes net proceeds of $757 from sale of the Company’s common shares, net proceeds of $437 from a commercial loan, and proceeds of $330 from borrowings from a related party.

On December 31, 2025, and December 31, 2024, our net trade receivables totaled $330 and $2,153, respectively. On December 31, 2025, $196 (59%) represented the largest open customer account balance, while $1,771 (82%) represented the largest open customer account balances on December 31, 2024.

Our available capital resources on December 31, 2025, consisted primarily of $200 in cash and cash equivalents, as compared to $498 as of December 31, 2024. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financing, if any.

Credit Facility

Effective September 30, 2020, the Company entered into an Loan Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.0% at December 31, 2025 and 8.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.0% at December 31, 2025 and 9.75% at December 31, 2024).

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

At December 31 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained an Effective Tangible Net Worth of approximately $755 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above by the Forbearance Termination Date, Pinnacle agrees that it will re-commence making advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle Bank and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Forbearance Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

During 2025, the Company repaid a net of $761 to the Loan Agreement. At December 31, 2025, the outstanding balance under the line of credit was $4,036, which includes interest, fees and financing costs (see below), and the Company had an over advance balance under the line of credit in the amount of $495.

The total interest expense, fees, and financing costs incurred under the Loan Agreement during 2025 and 2024 were $746 and $733, respectively. Of these amounts, $106 in 2025 and $99 in 2024 were recorded under general and administrative expenses, while $640 in 2025 and $634 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the periods set forth below (in thousands):

	Year Ended December 31,
	2025	2024
Net Cash Provided By (Used In):
Operating Activities	$(1,061)	$(536)
Investing Activities	$-	$(19)
Financing Activities	$763	$504
Decrease in cash	$(298)	$(51)

Operating Activities

Net cash used in operating activities for 2025 was $1,061, as compared to $536 for the same period in 2024. This decrease in net cash used in 2025 was primarily due to a net loss of $9,133, a decrease in proceeds from ERC receivable of $2,000, and a decrease in refundable income taxes of $787.

Investing Activities

Net cash used in investing activities for 2025 totaled $nil as compared to $19 for 2024, a decrease of $19. Net cash used in investing activities in 2024 was primarily due to acquisitions of property and equipment.

Financing Activities

Net cash provided by financing activities totaled $763 for 2025, as compared to $504 provided by financing activities during 2024, an increase of $259. This cash provided was primarily proceeds from notes payable and shares sold under the ATM facility.

Backlog

As of December 31, 2025, we had a backlog of $4,306. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at December 31, 2025 was comprised of the following elements: 82% in purchases of DC power systems by telecommunications customers, 17% in purchases in military markets, and 2% in purchases by customers in the marine and other markets. We believe the majority of our backlog will be shipped within the next six to twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected in our backlog.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During 2025, we filed for extensions to file our quarterly financial report on Form 10-Q for the period ended September 30, 2025, and to file our annual financial report on Form 10-K. Our management determined that it was unable, without unreasonable effort or expense, to file our financial statements and other disclosures by the standard due dates as a result of staff shortages.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officer and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Positions Held

Executive Officers
Arthur D. Sams	74	Chairman of the Board, President, Chief Executive Officer and Secretary
Luis Zavala	56	Chief Financial Officer

Non-Employee Directors
Keith Albrecht	75	Director
Katherine Koster	63	Director
Michael Field	62	Director

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

Board Committees and Meetings

Our business, property and affairs are managed under the direction of our Board. Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our Board and its committees. During 2025, our Board held three meetings. All directors attended 100% of the aggregate of the meetings of our Board and of the committees on which they served or that were held during the period they were directors or committee members, except for Michael Field that missed one committee meeting.

During 2025, members of the Board and its committees consulted informally with management from time to time and also acted by written consent seven times without a meeting.

It is our policy to invite and encourage our directors to attend our annual meetings of stockholders. One director attended our 2025 annual meeting of stockholders.

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

Audit Committee

The members of our Audit Committee are Mr. Albrecht, Mr. Field and Ms. Koster. Mr. Albrecht is the chair of the Audit Committee. Each member of the Audit Committee satisfies the heightened audit committee independence requirements under the Nasdaq Listing Rules and Rule 10A-3 of the Exchange Act. During 2025, our Audit Committee held four meetings. In addition, our Board has determined that Mr. Albrecht qualifies as an audit committee financial expert, as that term is defined under Securities and Exchange Commission rules, and possesses the requisite financial sophistication, as defined under the Nasdaq Listing Rules. Our Audit Committee assists our Board in its oversight of our accounting and financial reporting process and the audits of our financial statements.

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

Based upon a review of filings with the SEC and written representations from our directors, officers, and other persons who own more than 10% of a registered class of the our shares that no other reports were required, the Company believes that all of them compiled with the reporting requirements of Section 16(a) of the Exchange Act during 2025, except Mr. Michel Field, due to his late filing of Forms 3 and 4.

Item 11.	Executive Compensation.

For 2025, our Compensation Committee established an executive compensation plan for our President and Chief Executive Officer, and Chief Financial Officer, whom we refer to collectively as our “executive officers,” with the following objectives:

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

During 2025, compensation of our executive officers was comprised of base salary, non-equity incentives in the form of cash bonuses, and long-term equity incentives. The cash bonus amounts paid to our executive officers during 2025, as set forth below in “– Summary Compensation Table,” were approved by our Compensation Committee and were based on a variety of factors regarding our performance during 2025.

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

Comparable Company Analysis

Our Compensation Committee sets base salary compensation of our executive officers using compensation market data as a reference to assist it in understanding the competitive pay positioning of total compensation and each element of compensation. For 2025, the target for base salary compensation for our executive officers remained the same as in 2024 and was based on data collected from our peer group of companies. The peer group of companies selected and used for compensation comparisons is comprised of Nasdaq or NYSE traded power manufacturing and design companies with revenues below $100 million. The overall composition of the peer group reflects companies of similar complexity and size to us. As such, we believe that these peer group of companies are reflective of our market for executive talent. Set forth below is the list of the peer group of companies for 2025:

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

The Compensation Committee reviews the appropriateness of the comparison group used for assessing the compensation of our executive officers on an annual basis. The data used from our peer group was collected directly from filings made by the peer group of companies with the Securities and Exchange Commission.

Elements of Total Compensation

During 2025, our executive officers’ compensation program included three major elements:

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

Outlined below is the base salary data of the peer group of companies outlined above. For 2025, the Compensation Committee kept the same base salary structure as in 2024, which has carried on since 2019. In determining base salary, the Compensation Committee tabulated the average base salary for the executive officers in the peer group of companies.

The Compensation Committee determined that the base salary of our President and Chief Executive officer be set at approximately 70% of the average base salaries of the peer group of companies and that the base salaries for our Chief Financial Officer be set at approximately 65% of the average base salaries of the peer group of companies, all of which is reflected in the table set forth below:

Executive	Min	Max	Average	2025	Avg.
CEO (in $,000)	386	600	400	275	69%
CFO/COO (in$,000)	220	391	300	200	59%

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

For 2025, the Compensation Committee determined that each executive officer could earn up to 100% of such executive officer’s base salary based upon the attainment by us of the five financial and other business performance goals set forth below. The minimum and maximum payout for each performance goal (measured as a percentage of base salary) are set forth immediately below. The specific pre-established performance goals are set forth in the table following the table set forth immediately below. Participants are eligible to receive awards at each level of participation (i.e., Minimum Level, Target Level and Maximum Level) to the extent Polar achieves such level. In the event our performance falls short of a specific performance level, participants will not be eligible to receive an award at that level. In addition, executive officers had to achieve a minimum of two performance elements in order to qualify for an award in the level. For example, if at conclusion of 2025 the total revenues were $36 million and none of the additional elements qualified, then the executive officer would not be eligible for a performance award of 25% of base salary as outlined in the table below.

Company Performance Element	Minimum Level	Target Level	Maximum Level
Revenue	20%	25%	30%
Gross Margin	5%	10%	15%
EBITDA	5%	10%	15%
Customer Concentration	8%	15%	23%
International Sales	7%	12%	17%
Total	50%	75%	100%

Company Performance Element	Minimum Level	Target Level	Maximum Level	2025 Actual
Revenue ($ million)	$30	$36	$42	$6.3
Gross Margin (% of revenue)	31%	32%	33%	(50.1)%
EBITDA (% of revenue)	5%	7%	9%	(132.5)%
Customer Concentration (% of total sales)	55%	45%	35%	65%
International Sales (% of total sales)	15%	20%	25%	7%

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

Summary Compensation Table

The table and discussion below present compensation information for our following executive officers, which we refer to as our “named executive officers” (dollar amounts in thousands):

●	Arthur D. Sams, our President, Chief Executive Officer, Secretary and Chairman of the Board; and

●	Luis Zavala, our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Stock Compensation ($)	Total ($)
Arthur D. Sams, President,	2025	275	—	—	275
Chief Executive Officer and Secretary	2024	275	—	—	275

Luis Zavala,	2025	200	—	—	178
Chief Financial Officer	2024	178	—	—	175

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

The 2016 Plan will expire on July 8, 2026. The last day on which grants could be made under the 2016 Plan will be July 7, 2026. Outstanding awards under the 2016 Plan will remain outstanding and subject to the terms of the 2016 Plan and the respective award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.

2026 Equity Incentive Plan

On November 13, 2025, our Board of Directors, at the recommendation of the compensation committee, approved the 2026 Equity Incentive Plan (the “2026 Plan”), subject to approval by our stockholders at the stockholders meeting. On December 15, 2025, at the stockholders meeting, the 2026 Plan was passed and became effective January 1, 2026.

Summary of the Material Terms of the 2016 Plan

The purpose of the 2026 Plan is to benefit the Company, its stockholders, by assisting the Company and its subsidiaries to attract, retain and provide incentives to key management employees, directors, and consultants of the Company and its Affiliates, and to align the interests of such service providers with those of the Company’s stockholders. Accordingly, the 2026 Plan provides for the granting of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Performance Stock Awards, Performance Unit Awards, Unrestricted Stock Awards, Distribution Equivalent Rights or any combination of the foregoing.

Administration. The 2026 Plan is administered by the compensation committee of the Board, which currently consists of two members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of any applicable listing requirements. If a member of the compensation committee is eligible to receive an award under the 2026 Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the 2026 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2026 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2026 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A, unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

Grant of Awards; Shares Available for Awards. The 2026 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of Polar Power, Inc. or its affiliates. The aggregate number of shares of common stock reserved and available for grant and issuance under the 2026 Plan is 750,000. No more than 750,000 shares of common stock in the aggregate may be issued under the 2026 Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the 2026 Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the 2026 Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2026 Plan. The 2026 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board of Directors. The Board of Directors in its discretion may terminate the 2026 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2026 Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted.

Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the 2026 Plan as well. The number of stock options and/or shares of restricted stock to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or shares of restricted stock is dependent upon various factors such as hiring requirements and job performance.

Stock Options. The 2026 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under Section 422 of the Code, or “nonqualified stock options” (“NSOs”). Stock options may be granted on such terms and conditions as the compensation committee may determine, which shall be specified in the option agreement; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. The compensation committee shall set forth in the applicable SAR award agreement the terms and conditions of the SAR, including the base value for the SAR (which shall not be less than the fair market value of a share on the date of grant), the number of shares subject to the SAR and the period during which the SAR may be exercised and any other special rules and/or requirements which the compensation committee imposes on the SAR. No SAR shall be exercisable after the expiration of ten (10) years from the date of grant. SARs may be granted in tandem with, or independently of, stock options granted under the 2026 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values. The compensation committee shall set forth in the applicable award agreement the performance goals and objectives and the period of time to which such goals and objectives shall apply. If such goals and objectives are achieved, such distribution of shares, or payment in cash, as the case may be, shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the Company’s fiscal year to which such performance goals and objectives relate, unless otherwise structured to comply with Code Section 409A.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award (but not an option or SAR award) under the 2026 Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award. The compensation committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional ordinary shares, or is to be entitled to choose among such alternatives.

Restricted Stock Awards. A restricted stock award is a grant or sale of common stock to the holder, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the compensation committee or the Board of Directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such instalments or otherwise, as the compensation committee or the Board of Directors may determine at the date of grant or purchase or thereafter. If provided for under the restricted stock award agreement, a participant who is granted or has purchased restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the compensation committee or the Board of Directors or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, exchanged, hypothecated, or otherwise disposed of by the participant.

Restricted Stock Unit Awards. A restricted stock unit award provides for a grant of shares or a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The compensation committee shall set forth in the applicable restricted stock unit award agreement the individual service-based vesting requirements which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of an ordinary share, or one ordinary share, as determined in the sole discretion of the compensation committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the holder satisfies the applicable vesting requirements. Such payment or distribution shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested, unless otherwise structured to comply with Code Section 409A. A restricted stock unit shall not constitute an equity interest in the Company and shall not entitle the Holder to voting rights, dividends or any other rights associated with ownership of Shares prior to the time the Holder shall receive a distribution of Shares

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of our common stock to the employees, non-employee directors or non-employee consultants that are not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the Company or an affiliate or for other valid consideration.

Change-in-Control Provisions. The compensation committee may, in its sole discretion, at the time an award is granted or at any time prior to, coincident with or after the time of a change in control, cause any award either (i) to be cancelled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the change in control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following such change in control; (iii) accelerate any time periods, or waive any other conditions, relating to the vesting, exercise, payment or distribution of an award so that any award to a holder whose employment has been terminated as a result of a change in control may be vested, exercised, paid or distributed in full on or before a date fixed by the compensation committee; (iv) to be purchased from a holder whose employment has been terminated as a result of a change of control, upon the holder’s request, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) terminate any then outstanding award or make any other adjustment to the awards then outstanding as the compensation committee deems necessary or appropriate to reflect such transaction or change. The number of shares subject to any award shall be rounded to the nearest whole number.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the 2026 Plan, and amend, suspend or terminate the 2026 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2026 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws.

Non-Employee Director Compensation

Our non-employee directors earned a quarterly cash retainer of $7,500 during 2025. In addition, we reimburse all non-employee directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

At December 31, 2025, $30,000 was due and payable to each of our three directors.

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

The following table sets forth information regarding beneficial ownership of our common stock as of April 15, 2026 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

The table is based on information provided to us by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including stock options and warrants that are exercisable within 60 days of April 15, 2026. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that are currently exercisable or exercisable within 60 days after April 15, 2026 are deemed to be outstanding in calculating the percentage ownership of the applicable person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 3,640,159 shares of common stock outstanding as of the date of the table.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Polar Power, Inc., 249 E. Gardena Boulevard, Gardena, California 90248.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Arthur D. Sams (2)	Common	806,229	22.1%
Luis Zavala (3)	Common	12,592	*
Keith Albrecht (4)	Common	1,429	*
Katherine Koster	Common	—	—
Michael Field	Common	2,679	*
All directors and executive officers as a group (5 persons)(5)	Common	822,929	22.6%

*	Less than 1%.

(1)	Messrs. Sams, Albrecht, Field, and Ms. Koster are directors of Polar. Messrs. Sams and Zavala are named executive officers of Polar.

(2)	Includes 7,143 shares of common stock issuable upon exercise of options.

(3)	Includes 4,286 shares of common stock issuable upon exercise of options.

(4)	Includes 1,429 shares of common stock issuable upon exercise of options.

(5)	Includes 12,858 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2025.

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

Item 14.	Principal Accounting Fees and Expenses.

The following table presents fees for professional audit services rendered by Weinberg & Company, P.A. for 2025 and 2024 (in thousands).

	2025	2024
Audit Fees	$294	$228
Audit-Related Fees	3	3
Tax Fees	18	37
Total	$315	$268

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Polar Power, Inc.

Gardena, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Polar Power, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2025, the Company incurred a net loss and incurred negative operating cash flows. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory Valuation

As of December 31, 2025, the Company’s inventories totaled $9.4 million. As explained in Note 1 to the financial statements, inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company assesses inventory at each reporting date in order to assert that it is recorded at net realizable value. In determining net realizable value, management considers historical usage, forecasted demand in relation to inventory on hand, market conditions, and other factors.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 15, 2026

POLAR POWER, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$200	$498
Accounts receivable	330	2,153
Inventories	9,425	12,893
Prepaid expenses	76	53
Total current assets	10,031	15,597

Other assets:
Operating lease right-of-use assets, net	278	1,645
Property and equipment, net	128	196
Deposits	—	108

Total assets	$10,437	$17,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,506	$408
Customer deposits	764	607
Accrued liabilities and other current liabilities	1,462	1,100
Line of credit	4,036	4,797
Notes payable-related party	612	266
Notes payable	438	—
Current portion of operating lease liabilities	475	1,382
Total current liabilities	10,293	8,560

Operating lease liabilities, net of current portion	—	474

Total liabilities	10,293	9,034

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 2,680,156 shares issued and 2,677,659 shares outstanding on December 31, 2025 and 2,511,350 shares issued and 2,508,853 shares outstanding on December 31, 2024	—	2
Additional paid-in capital	39,653	38,886
Accumulated deficit	(39,469)	(30,336)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	144	8,512

Total liabilities and stockholders’ equity	$10,437	$17,546

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024

Net sales	$6,304	$13,970
Cost of Sales (includes inventory write-downs of $1,967 and $900, respectively)	9,460	12,656
Gross profit (loss)	(3,156)	1,314

Operating Expenses
Sales and marketing	807	1,010
Research and development	646	771
General and administrative	3,359	3,908
Impairment of right-of-use assets and lease deposits	455	—
Total operating expenses	5,267	5,689

Loss from operations	(8,423)	(4,375)

Other income (expenses)
Interest expense and finance costs	(720)	(649)
Interest Income	—	221
Other income (expenses), net	10	126
Total other income (expenses), net	(710)	(302)

Net Loss	$(9,133)	$(4,677)

Net loss per share, basic and diluted	$(3.59)	$(1.86)
Weighted average shares outstanding, basic and diluted	2,540,666	2,508,853

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock,		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity

Balances, December 31, 2023	2,511,350	$2	$38,886	$(25,659)	$(40)	$13,189
Net loss	—	—	—	(4,677)	—	(4,677)
Balances, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512
Adjustment of common stock for reverse stock split	—	(2)	2	—	—	—
Issuance of common stock to director for accrued fees	2,679	—	8	—	—	8
Shares of common stock issued for cash, net of offering costs	166,127	—	757	—	—	757
Net loss	—	—	—	(9,133)	—	(9,133)
Balances, December 31, 2025	2,680,156	$—	$39,653	$(39,469)	$(40)	$144

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(9,133)	$(4,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	167
Issuance of common stock as compensation for services	8
Inventory write-down	1,967	900
Impairment of right-of-use assets and lease deposits	455
Changes in operating assets and liabilities
Accounts receivable	1,823	(477)
Inventories	1,501	2,729
Prepaid expenses	(23)	402
Employee retention credit receivable	—	2,000
Income taxes receivable	—	787
Operating lease right-of-use asset	1,022	1,173
Deposits	—	—
Accounts payable	1,521	(1,354)
Customer deposits	158	(1,011)
Accrued expenses and other current liabilities	362	(51)
Accrued interest added to notes payable-related party	15
Operating lease liability	(804)	(1,124)
Net cash used in operating activities	(1,061)	(536)

Cash flows from investing activities:
Acquisition of property and equipment	—	(19)
Net cash used in investing activities	—	(19)

Cash flows from financing activities:
Net proceeds from issuance of common stock under ATM facility	757	—
Proceeds from notes payable-related party	330	9
Proceeds from notes payable	437	—
Repayment of notes payable	—	(64)
Advances from credit facility, net	—	559
Repayment of advances from credit facility	(761)
Net cash provided by financing activities	763	504

Decrease in cash and cash equivalents	(298)	(51)
Cash and cash equivalents, beginning of period	498	549
Cash and cash equivalents, end of period	$200	$498

Supplemental Cash Flow Information:
Interest paid	$670	$598
Taxes paid	$—	$—
Supplemental non-cash investing and financing activities:
Reclass of lease obligation to Accounts Payable	$577	$—

The accompanying notes are an integral part of these financial statements.

POLAR POWER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Going concern, liquidity and recent events

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the year ended December 31, 2025, the Company recorded a net loss of $9,133 and used cash in operating activities of $1,061. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The Company expects to be in the position to make significant payment towards the delinquent rents in the near term and/or provide a payment plan mutually agreeable to both parties. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, they could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Effective September 30, 2020, the Company entered into a Loan Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained an Effective Tangible Net Worth of approximately $755 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above by the Forbearance Termination Date, Pinnacle agrees that it will re-commence making advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle Bank and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

On October 6, 2025, the Company entered into an ATM sales agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time (the “ATM Offering”) through the Sales Agent, shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), up to a maximum amount as set forth in the Sales Agreement, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) offering the Shares up to an aggregate offering price of up to $2,382.

As of December 31, 2025, the Company has sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23. During 2026 and as of April 15, 2026, the Company has sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,425, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

On December 23 2025, the Company entered into a business loan and security agreement (the “WWCM Loan Agreement”) with World Wide Capital Management (“WWCM”), pursuant to which the Company borrowed net proceeds of $399, after deducting fees as outlined in the WWCM Loan Agreement.

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

Inflation

The continuing impact of higher inflation, the actions by the Federal Reserve to address inflation, most notably sustained increases in interest rates, and rising energy prices create uncertainty about the future economic environment which will continue to evolve and, we believe, has impacted the Company’s business in 2025 and may continue to impact its business in 2026. The implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for the business and an increase in the Company’s operating expenses.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and have accounted for less than one percent of total revenues for the years ended December 31, 2025 and 2024. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type (in thousands):

	Years Ended December 31,
	2025	2024
DC power systems	$4,485	$12,577
Engineering & Tech Support Services	152	384
Accessories	1,667	1,009
Total net sales	$6,304	$13,970

The following table shows the Company’s disaggregated net sales by customer type (in thousands):

	Years Ended December 31,
	2025	2024
Telecom	$5,567	$12,300
Government/Military	495	1,145
Marine	48	364
Other (backup DC power to various industries)	194	161
Total net sales	$6,304	$13,970

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Years Ended December 31,
	2025	2024
United States	$5,889	$12,108
Canada	34	2
Australia and South Pacific Islands	41	1,359
Other Asia Pacific	31	31
United Kingdom, Europe and Middle East	309	358
S. Africa	—	112
Total net sales	$6,304	$13,970

For the years ended December 31, 2025 and 2024, international sales totaled $415 and $1,862, respectively.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company’s standard warranty on new products is two years from the date of delivery to the customer. The Company offers a limited extended warranty of up to five years on its certified DC power systems based on application and usage. The Company’s warranties are of an assurance-type and come standard with all Company products to cover repair or replacement should the product not perform as expected. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and recovery from suppliers. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty costs. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims to record a liability for specific warranty purposes, which are included in accrued liabilities and other current liabilities in the accompanying balance sheets. As of December 31, 2025 and 2024, the Company had accrued a liability for warranty reserve of $600 and $600, respectively, which are included in other accrued liabilities in the accompanying balance sheets. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from original estimates, requiring adjustments to the accrual.

The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage (in thousands):

	Years End December 31,
	2025	2024
Changes in estimates for warranties
Balance at beginning of the period	$600	$600
Payments	(67)	(214)
Provision for warranties	67	214

Balance at end of the period	$600	$600

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

Accounts Receivable

Trade receivables are recorded at their estimated collectible amounts consisting of the carrying amount less an allowance for credit losses, as needed. The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues and estimates an allowance for expected credit losses. Factors used to establish an allowance include the credit quality and payment history of the customer. The Company did not deem it necessary to provide an allowance for doubtful accounts as of December 31, 2025 and 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. The Company recorded a write down of inventory of $1,967 for the year ended December 31, 2025, and recorded a write down of inventory of $900 for the year ended December 31, 2024.

As of December 31, 2025 and 2024, inventories consisted of the following (in thousands):

	At December 31,
	2025	2024
Raw materials	$8,704	$11,902
Finished goods	721	991
Inventories	$9,425	$12,893

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based upon management’s annual assessment, there were no indicators of impairment of the Company’s property and equipment and other long-lived assets as of December 31, 2025, or December 31, 2024.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist primarily of salaries and other expenses relating to the design, development, and testing of the Company’s products. For the years ended December 31, 2025 and 2024, research and development expenditures totaled $646 and $771, respectively.

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

For the years ended December 31, 2025 and 2024, options to purchase 12,858 shares and 20,002 shares, respectively, of the Company’s common stock were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

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

Concentrations

Revenues. For the year ended December 31, 2025, 65% of our revenue was generated from the Company’s largest customer, being a Tier-1 telecommunications customer in the U.S. In 2024, 48% and 14%, respectively, of our revenue was generated from the Company’s two largest customers, one being a Tier-1 telecommunications customer in the U.S. and one being a telecommunications customer in Puerto Rico. In 2025 and 2024, sales to telecommunications customers accounted for 88% and 88% of total revenue, respectively. In 2025 and 2024, sales to international customers accounted for 7% and 13% of total revenue, respectively.

Accounts receivable. At December 31, 2025, the Company’s two largest receivable accounts represented 59% and 18% of the Company’s total accounts receivable, respectively. At December 31, 2024, the Company’s largest receivable account represented 82% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of the years ended December 31, 2025 and 2024.

Accounts payable. On December 31, 2025, the three largest accounts payable accounts to the Company’s vendors represented 21%, 7%, and 7%, respectively. On December 31, 2024, the three largest accounts payable accounts to the Company’s vendors represented 18%, 13%, and 8%, respectively.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Production and shop equipment and machinery and fixtures	$3,654	$3,654
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,512
Less: accumulated depreciation and amortization	(4,384)	(4,316)
Property and equipment, net	$128	$196

Depreciation and amortization expense on property and equipment for the years ended December 31, 2025 and 2024 was $67 and $167 respectively. During the years ended December 31, 2025 and 2024, $65 and $160, respectively, of depreciation expense was included in cost of sales for the years then ended.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. During 2025, the Company’s Chief Executive Officer made three additional loans to the Company for aggregate principal amount of $330 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum. As of December 31, 2025, the aggregate outstanding balance of the loans including accrued interest is $612, with $164 due in March 2026, $171 due in May 2026, $76 due in August 2026, $71 due in September 2026, $101 due October 2026, and $29 due in November 2026.

NOTE 4 – LINE OF CREDIT

Effective September 30, 2020, the Company entered into a Loan Agreement with Pinnacle which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.0% at December 31, 2025 and 8.75% at December 31, 2024). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.0% at December 31, 2025 and 9.75% at December 31, 2024).

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

At December 31, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum Effective Tangible Net Worth greater than $6,000, as the Company attained an Effective Tangible Net Worth of approximately $755 after recording an inventory write-down of $1,967 to adjust the book value of its inventory to its net realizable value, and $455 impairment of right-of-use asset and deposits. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle Bank and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

The balance of the loan agreement at December 31, 2024 was $4,797. During 2025, the Company repaid a net of $761 to the Loan Agreement. At December 31, 2025, the outstanding balance under the line of credit was $4,036, which includes interest, fees and financing costs (see below), and the Company had an over advance balance under the line of credit in the amount of $495.

The total interest expense, fees, and financing costs incurred under the Loan Agreement during 2025 and 2024 were $746 and $733, respectively. Of these amounts, $106 in 2025 and $99 in 2024 were recorded under general and administrative expenses, while $640 in 2025 and $634 in 2024 were recorded under interest expense and finance costs in the accompanying statements of operations.

NOTE 5 – NOTES PAYABLE

On December 23 2025, the Company entered into a business loan and security agreement (the WWCM loan agreement) with World Wide Capital Management (WWCM), pursuant to which the Company borrowed net proceeds of $399, after deducting fees as outlined in the WWCM loan agreement.

The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total repayment obligation to the Company is $640 resulting in an effective rate of approximately 34%.

NOTE 6 – OPERATING LEASES

The Company manufactures and assembles its DC power systems at its two production facilities located in Gardena, California under two operating lease agreements that expire in 2026, requiring aggregate monthly payments of $125,000. The balance of the right of use asset assets and lease obligations at December 31, 2024 was $1,645 and $1,856, respectively. During 2025 the Company became delinquent in its rent payments to its landlords for its office and warehouse facilities.  The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The Company expects to be in the position to make significant payment towards the delinquent rents in the near term and/or provide a payment plan mutually agreeable to both parties. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, they could raise sufficient capital to pay the delinquent rent. It is possible that we will be forced to vacate from any or all facilities, and if that happens, we might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Due to the circumstances described above, during 2025 the Company recorded total impairment charges of $455, which includes $347 related to right-of-use asset on its headquarters and manufacturing facility, and $108 related to lease deposits. These charges were recorded in impairment of lease right-of-use assets and lease deposits in the Company’s Statements of Operations. Right of use assets as of December 31, 2025 on the accompanying balance sheet represents the remaining right of use asset under its other facility which the Company expects to utilize until August 2026. As of December 31, 2025, the remaining lease obligation for both leases is $1,052, which includes $577 of past due lease payments that is included in accounts payable.

The Company also has a third lease on a month-to-month basis and is charged $25 per month. As of December 31, 2025, the Company was past due in rents of $155, which amount is included in accounts payable on the accompanying balance sheet.

During the first quarter of 2026, the Company paid $206 towards its past due lease obligations reported as of December 31, 2025.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Years Ended December 31,
	2025	2024
Lease Cost (in thousands)

Operating lease cost (of which $173 is included in general and administration and $1,126 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2025, and $124 is included in general and administration and $1,126 is included in cost of sales in the Company’s statement of operations for the year ended December 31, 2024)	$1,299	$1,250

Other Information
Weighted average remaining lease term – operating leases (in years)	0.4	1.4
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At December 31, 2025	At December 31, 2024
Operating leases (in thousands)

Long-term right-of-use assets, net of accumulated amortization of $2,953 and $1,931, respectively	$624	$1,645
Impairment charge	(346)	—
Net right-of-use asset	278	1,645

Current portion of operating lease liabilities	$475	$1,382
Noncurrent portion of operating lease liabilities	—	474
Total operating lease liabilities	$475	$1,856

Rent expense for the years ended December 31, 2025 and 2024 was $1,586 and $1,618, respectively (including short-term and other rentals).

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s board of directors is authorized to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications, limitations and restrictions thereof, including dividend rights and rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without any vote or action by the Company’s stockholders. Any preferred stock to be issued could rank prior to the Company’s common stock with respect to dividend rights and rights on liquidation. The Company’s board of directors, without stockholder approval, may issue preferred stock with voting and conversion rights which could adversely affect the voting power of holders of common stock and discourage, delay or prevent a change in control of the Company. At December 31, 2025 and 2024, no shares of preferred stock were issued.

Common Stock

●	Issuance of common stock to director for accrued fees

In January 2025, the Company issued 2,679 shares of common stock valued at $8 to Michael Field, the Company’s independent director, as settlement for previously accrued fees for services.

●	Issuance of common stock under ATM facility

On October 6, 2025, the Company entered into the Sales Agreement with ThinkEquity LLC, pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, shares up to $2,382 of Common Stock from time to time in the ATM Offering. Under the Sales Agreement, ThinkEquity is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.

As of December 31, 2025, the Company has sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23.

On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $780 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3.

At December 31, 2025 and 2024, the Company had 2,497 shares of common stock held as treasury stock at a cost of $40.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2023	20,002	$36.56
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2024	20,002	$36.56
Granted	—	—
Exercised/Forfeited/Expired	(7,144)	34.93
Outstanding and exercisable, December 31, 2025	12,858	$37.42

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of common stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At December 31, 2025 and 2024, the Company had total outstanding options of 12,858 and 20,002, respectively, which are fully vested, exercise prices ranging from $33.88 to $39.20, and with 1,429 option shares set to expire in December 2027 and the remaining 11,429 option shares set to expire in April 2028.

There was no intrinsic value of the outstanding options at December 31, 2025.

NOTE 9. SEGMENT INFORMATION

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

	Years ended December 31,
	2025	2024
Revenue	$6,304	$13,970
Cost of goods sold	(9,460)	(12,656)
Compensation	(2,152)	(2,385)
Consulting and professional fees	(932)	(1,148)
Other cost and expenses, net	(2,183)	(2,156)
Other expenses, net	(710)	(302)
Net loss	$(9,133)	$(4,677)

NOTE 10 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended December 31,
	2025	2024
Federal income tax rate	(21)%	(21)%
State tax, net of federal benefit	(7)%	(7)%
Valuation allowance	28%	28%
Effective income tax rate	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Inventory valuation	$1,283	$1,300
Accrued liabilities	262	243
Capitalized R&D	430	463
Operating lease liability	133	520
Net operating loss carryforwards	5,749	6,233
Gross deferred tax assets	7,857	8,759
Valuation allowance	(7,818)	(8,250)
Total deferred tax assets	39	509
Deferred tax liabilities:
Operating lease right-of-use asset, net	(39)	(461)
Depreciation	—	(48)
Total deferred tax liabilities	(39)	(509)
Net deferred tax asset (liability)	$-	$-

At December 31, 2025, the Company had available Federal and state NOLs carryforwards to reduce future taxable income of approximately $27.5 million and $37.3 million, respectively. The Federal NOL can be carried forward indefinitely but can only offset 80% of taxable income in future years. The state carryforward expires in 2041 through 2044.

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

The Company follows FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for tax years after 2020.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2020 through 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in general commercial disputes arising in the ordinary course of our business. The Company is not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on its business, prospects, financial condition or results of operations. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements at December 31, 2025 with respect to such matters. See also Notes 6 and 11.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company has sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,425, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

During the first quarter of 2026, the Company paid $206 towards its past due lease obligations reported as of December 31, 2025. The Company also made the $250 payment required under the Forbearance Agreement with Pinnacle Bank.

INDEX TO EXHIBITS

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

3.1	Certificate of Incorporation	10-K	001-37960	3.1	3/10/2017

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-37960	3.1	11/21/2024

3.3	Bylaws	10-K	001-37960	3.2	3/10/2017

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1	Polar Power, Inc. 2016 Omnibus Incentive Plan and forms of agreements thereunder#	S-1	333-213572	10.1	9/9/2016

10.2	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Arthur D. Sams#	S-1	333-213572	10.2	9/9/2016

10.3	Amended and Restated Executive Employment Agreement dated July 8, 2016 between the Registrant and Luis Zavala#	S-1	333-213572	10.4	9/9/2016

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors#	S-1	333-213572	10.5	11/18/2016

10.5	Lease Agreement dated November 7, 2014 between the Registrant and Two Bros L.P.	S-1	333-213572	10.8	9/9/2016

10.6	First Amendment to Lease Agreement dated February 5, 2019 between the Registrant and Two Bros L.P.	10-K	001-37960	10.9	3/31/2023

10.7	Second Amendment to Lease Agreement dated January 31, 2023 between the Registrant and Two Bros L.P.	10-K	001-37960	10.10	3/31/2023

76

10.8	Amendment No. 1 to Polar Power, Inc. 2016 Omnibus Incentive Plan	10-K	001-37960	10.10	4/1/2019

10.9	Securities Purchase Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.1	7/8/2020

10.10	Registration Rights Agreement dated July 2, 2020 between Polar Power, Inc. and each purchaser identified on the signature pages thereto	8-K	001-37960	10.2	7/8/2020

10.11	Loan and Security Agreement dated August 31, 2020 between Pinnacle Bank and Polar Power, Inc.	8-K	001-37960	10.1	10/9/2020

10.12	First Modification to Loan and Security Agreement dated October 7, 2020 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	10/9/2020

10.13	Second Modification to Loan and Security Agreement dated November 3, 2022 by and between Polar Power, Inc. and Pinnacle Bank	10-Q	001-37960	10.1	11/14/2022

10.14	Third Modification to Loan and Security Agreement dated April 13, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.1	5/26/2023

10.15	Fourth Modification to Loan and Security Agreement dated May 25, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.2	5/26/2023

10.16	Fifth Modification to Loan and Security Agreement dated September 5, 2023 by and between Polar Power, Inc. and Pinnacle Bank	8-K	001-37960	10.1	9/11/2023

10.17	Offer Letter between Polar Power, Inc. and Michael G. Field, dated July 24, 2024	8-K	001-37960	10.1	7/30/2024

10.18	Notice of Additional Defaults and Forbearance Agreement dated March 10, 2026 by and between Polar Power, Inc. and Pinnacle Bank					X

10.19	Polar Power, Inc. 2026 Equity Incentive Plan					X

14.1	Code of Ethics	10-K	001-37960	14.1	3/10/2017

19.1	Insider Trading Policy	10-K	001-37960	19.1	3/31/2025

21.1	Subsidiaries of the Registrant	10-K	001-37960	21.1	3/10/2017

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Clawback Policy	10-K	001-37960	97.1	4/1/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*)	Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2026.

POLAR POWER, INC.

By:	/s/ Arthur D. Sams
Arthur D. Sams
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Arthur D. Sams	Chief Executive Officer, President, Secretary and	April 15, 2026
Arthur D. Sams	Chairman of the Board of Directors (principal executive officer)

/s/ Luis Zavala	Chief Financial Officer	April 15, 2026
Luis Zavala	(principal financial and accounting officer)

/s/ Keith Albrecht	Director	April 15, 2026
Keith Albrecht

/s/ Katherine Koster	Director	April 15, 2026
Katherine Koster

/s/ Michael Field	Director	April 15, 2026
Michael Field

78