Form 10-Q
period 2026-03-31
Polar Power, Inc.
filed 2026-05-20
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of May 20, 2026 was 3,640,159.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27	$200
Accounts receivable	1,511	330
Inventories	9,547	9,425
Prepaid expenses	78	76
Total current assets	11,163	10,031

Other assets:
Operating lease right-of-use assets	172	278
Property and equipment, net	112	128

Total assets	$11,447	$10,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (includes $1,070 and $778 of rents payable)	$2,617	$2,506
Customer deposits	756	764
Accrued liabilities and other current liabilities	807	1,462
Line of credit	3,704	4,036
Notes payable-related party	611	612
Notes payable, current	365	438
Current portion of operating lease liabilities	197	475
Total current liabilities	9,057	10,293

Total liabilities	9,057	10,293

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 3,642,656 shares issued and 3,640,159 shares outstanding on March 31, 2026, and 2,680,156 shares issued and 2,677,659 shares outstanding on December 31, 2025	—	—
Additional paid-in capital	42,077	39,653
Accumulated deficit	(39,647)	(39,469)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	2,390	144

Total liabilities and stockholders’ equity	$11,447	$10,437

See Accompanying Notes to the Condensed Financial Statements

1

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net Sales	$1,728	$1,723
Cost of Sales	593	1,403
Gross profit	1,135	320

Operating Expenses
Sales and marketing	159	260
Research and development	169	160
General and administrative	783	1,001
Total operating expenses	1,111	1,421

Income (loss) from operations	24	(1,101)

Other income (expenses)
Interest expense and finance costs	(202)	(164)
Total other income (expenses), net	(202)	(164)

Net loss	$(178)	$(1,265)

Net loss per share – basic and diluted	$(0.05)	$(0.50)
Weighted average shares outstanding, basic and diluted	3,477,937	2,510,669

See Accompanying Notes to the Condensed Financial Statements

2

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three Months Ended March 31, 2026

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2025	2,680,156	$—	$39,653	$(39,469)	$(40)	$144
Shares of common stock issued for cash, net of offering costs	962,500	—	2,424	—	—	2,424
Net loss	—	—		(178)	—	(178)
Balance, March 31, 2026 (unaudited)	3,642,656	$—	$42,077	$(39,647)	$(40)	$2,390

Three months Ended March 31, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512

Adjustment of common stock for reverse stock split	—	(2)	2	—	—	—
Issuance of common stock to director for accrued fees	2,679	—	8	—	—	8
Net loss	—	—		(1,265)	—	(1,265)
Balance, March 31, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,601)	$(40)	$7,255

See Accompanying Notes to the Condensed Financial Statements

3

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(178)	$(1,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	17
Changes in warranty liability reserve	(427)
Changes in operating assets and liabilities
Accounts receivable	(1,181)	466
Inventories	(122)	(241)
Prepaid expenses	(2)	(21)
Operating lease right-of-use asset	106	302
Accounts payable	111	309
Customer deposits	(8)	151
Accrued expenses and other current liabilities	(228)	17
Operating lease liabilities	(278)	(319)
Net cash used in operating activities	(2,191)	(584)

Cash flows from financing activities:
Net proceeds from issuance of common stock under ATM facility	2,424	—
Proceeds from notes payable-related party	—	163
Repayment of notes payable-related party	(1)	—
Repayment of notes payable	(73)	—
Repayment of advances from credit facility	(332)	(9)
Net cash provided by financing activities	2,018	154

Decrease in cash and cash equivalents	(173)	(430)
Cash and cash equivalents, beginning of period	200	498
Cash and cash equivalents, end of period	$27	$68

Supplemental Cash Flow Information:
Interest paid	$169	$188
Supplemental non-cash investing and financing activities:
Issuance of common stock to director for accrued fees	$—	$8

See Accompanying Notes to the Condensed Financial Statements

4

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the three months ended March 31, 2026, the Company recorded a net loss of $178 and used cash in operations of $2,191. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On May 11, 2026, the Company entered into a Settlement Agreement with the landlord for each of its headquarters facility and its warehouse facility that became effective as of May 7, 2026. The Settlement Agreement addressed the matter of delinquent rents and an expired lease. Regarding the Company’s headquarters facility, the Company agreed to make immediate payment of $400 towards past due rents, and the landlord agreed to cease eviction procedures. The landlord also agreed to extend the property lease commencing June 1, 2026, to April 1, 2027, and reduce the monthly rent from $84 to $55. Regarding the warehouse facility, the Company agreed to vacate the facility by August 31, 2026 and leave the premises in the condition required by the relevant lease agreement; in exchange, the landlord agreed to waive rents for the months of June, July, and August 2026. Each landlord reserved the right to charge for any waived rents or continue with eviction action should the Company fail to meet the requirements listed in the Settlement Agreement. The Company also may have to pay liquidated damages if it fails to vacate the properties in the event either or both landlords decide to exercise their rights for eviction.

As of May 19, 2026, the Company had not made a payment per the Settlement Agreement, and on May 19, 2026, the landlord for the Company’s headquarters facility evicted the Company from that facility. The headquarters facility is where the Company, among other things, has its offices, conducts design work, and assembles and tests it products. The Company is currently relocating these activities to its warehouse facility. The Company is continuing its operations, but expects there to be disruptions and difficulties with this change. Further, if the landlord for the warehouse facility were to evict the Company from that facility, the Company could have difficulty finding an appropriate location from which to operate its business, which would have a material adverse effect on its operations, financial results and financial condition.

As of the date hereof, the Company is pursuing third-party financing that it would use to pay the landlords and certain other expenses.

There is no guarantee that Company will raise sufficient capital to pay the delinquent rent or that the landlord for the headquarters facility would agree to let the Company use that facility if the Company were to pay the rent. It is possible that the Company will be forced to vacate from both facilities, and if that happens, it may have difficulty securing new headquarters, or new manufacturing or warehouse facilities that are adequate. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time. As of March 31, 2026, the Company was delinquent in $858 of rent to these landlords which is included in accounts payable.

Effective September 30, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”) which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At March 31, 2026, and December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum effective tangible net worth greater than $6,000. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement (the “Forbearance Agreement”), in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Agreement and related documents (the “Loan Documents”) arising from the Specified Existing Defaults (as defined by the Forbearance Agreement) for the period commencing March 10, 2026 (the “Effective Date”), to July 31, 2026 (the “Forbearance Termination Date”), considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount (as defined by the Forbearance Agreement) of such new Eligible Accounts (as defined by the Forbearance Agreement) to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement and the Loan Documents, including but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

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

As of December 31, 2025, the Company sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23. On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $757 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. During the three months ended March, 31, 2026, the Company sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,424, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

On December 23 2025, the Company entered into a business loan and security agreement (the “WWCM Loan Agreement”) with World Wide Capital Management (“WWCM”), pursuant to which the Company borrowed net proceeds of $399 from WWCM, after deducting fees as outlined in the WWCM Loan Agreement. The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total remaining repayment obligation to the Company is $365 as of March 31, 2026.

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

Impact of inflation

The impact of inflation and changing prices during the three months ended March 31, 2026 has had modest effect on the financial condition or results of operations of the Company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2026 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 15, 2026. These financial statements should be read in conjunction with that report.

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

Substantially all of the Company’s revenue is derived from product sales. Product revenue is recognized when performance obligations under the terms of a contract are satisfied, which occurs for the Company upon shipment or delivery of products or services to its customers based on written sales terms, which is also when control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the products or services to a customer. The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the customer, which usually occurs when the Company places the product with the customer’s carrier or delivers assured. the product to a customer’s location. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably

The Company also recognizes revenues from engineering services, technical support, and sale of accessories that support the Company’s direct current, or DC, power systems. Revenue is recognized when transfer of control to the customer has been made and the Company’s performance obligation has been fulfilled. The Company’s revenue from engineering services, technical support services, and product accessories are clearly defined in each transaction with its customers and have not been significant to date.

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and were $nil for the periods ended March 31, 2026 and 2025. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
DC power systems	$1,510	$1,230
Engineering & Tech Support Services	24	—
Accessories	194	493
Total net sales	$1,728	$1,723

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Telecom	$1,660	$1,419
Government/Military	49	294
Marine	2	7
Other (backup DC power to various industries)	17	3
Total net sales	$1,728	$1,723

The following tables shows the Company’s net sales by the respective geographical regions of our customers (in thousands):

	Three months ended
	March 31,
	2026	2025
	(Unaudited)	(Unaudited)
United States	$1,650	$1,421
South Pacific Islands	60	6
Canada	3	1
Europe and Middle East	15	295
Total net sales	$1,728	$1,723

For the three months ended March 31, 2026, and 2025, international sales totaled $78 and $302 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. There were no write downs of inventory for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, inventories consisted of the following:

	March 31, 2026	December 31, 2025
	(unaudited)
Raw materials	$8,726	$8,704
Finished goods	821	721
Total Inventories	$9,547	$9,425

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of December 31, 2025, the Company had a warranty reserve of $600. During the period ended March 31, 2026, the Company adjusted the warranty reserve to $150 after conducting a reserve study of warranty expense over the previous three years. The results of the study indicate warranty expense has decreased as a result diminishing number of products sold with warranty over the last four years and an increase in sold products with warranty falling off the warranty period. As of March 31, 2026, and December 31, 2025, the Company had accrued a liability for warranty reserve of $150 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	March 31, 2026	December 31, 2025
	(unaudited)
Balance at beginning of the period	$600	$600
Payments	(23)	(67)
Provision for warranties	(427)	67
Balance at end of the period	$150	$600

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to employees, directors, and for acquiring goods and services from non-employees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants to employees, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

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

Concentrations

Revenues. For the three months ended March 31, 2026, 72% of revenues was generated from the Company’s largest customer, a Tier-1 telecommunications wireless carrier in the U.S. For the three months ended March 31, 2025, 71% of revenues was generated from the Company’s largest customer, a Tier-1 telecommunications customer in the U.S., and 17% of the revenue was generated from a customer in the military market in the United Kingdom. For the three months ended March 31, 2026 and March 31, 2025, sales to telecommunications customers accounted for 96% and 82% of total revenues, respectively. For the three months ended March 31, 2026 and March 31, 2025, sales to international customers accounted for 5% and 18%, of total revenue, respectively. There was no other revenue from customers in excess of 10% of revenues in either period.

Accounts receivable. At March 31, 2026, the largest receivable account represented 83% of the Company’s accounts receivable. At December 31, 2025, the Company’s two largest receivable accounts represented 59% and 18% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2026 or December 31, 2025.

Accounts payable. At March 31, 2026, accounts payable to the Company’s three largest vendors represented 28%, 8% and 7%, respectively, of the Company’s accounts payable. On December 31, 2025, the three largest accounts payable accounts to the Company’s vendors represented 21%, 7%, and 7%, respectively.

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

	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Options	12,858	12,858

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Production and shop equipment and machinery and fixtures	$3,654	$3,654
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,512
Less: accumulated depreciation and amortization	(4,400)	(4,384)
Property and equipment, net	$112	$128

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2026 and 2025 was $16 and $17, respectively. During the three months ended March 31, 2026 and 2025, $15 and $16, respectively, of the depreciation expense was included in the balance of cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. During 2025, the Company’s Chief Executive Officer made three additional loans to the Company for aggregate principal amount of $330 pursuant to terms of the note agreements. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum. As of March 31, 2026, the aggregate outstanding balance of the loans including accrued interest is $611, with $166 due in April 2026, $172 due in May 2026, $71 due in August 2026, $71 due in September 2026, and $131 due in October 2026.

NOTE 4 – LINE OF CREDIT

Credit Facility

Effective September 30, 2020, the Company entered into the Loan Agreement with Pinnacle. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to the Company up to $7,500, subject to certain limitations and adjustments, of up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants.

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.0% at March 31, 2026 and 8.0% at December 31, 2025). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.0% at March 31, 2026 and 9.0% at December 31, 2025).

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

At March 31, 2026, and December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum effective tangible net worth greater than $6,000. On March 10, 2026, the Company and Pinnacle executed the Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

The balance of the loan agreement at December 31, 2025 was $4,036. During 2026, the Company repaid a net of $332 to reduce the Loan. At March 31, 2026, the outstanding balance under the line of credit was $3,704 which includes interest, fees and financing costs (see below), and $1,498 of the Company’s accounts receivable is held as collateral under the credit facility.

The total interest expense, fees, and financing costs incurred under the Loan Agreement during the three months ended March 31, 2026 and 2025 were $125 and $160, respectively, and were recorded under interest expense and finance costs in the accompanying statements of operations.

NOTE 5 – NOTES PAYABLE

On December 23 2025, the Company entered into the WWCM Loan Agreement with WWCM, pursuant to which the Company borrowed net proceeds of $399, after deducting fees as outlined in the WWCM Loan Agreement.

The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total repayment obligation to the Company is $640 resulting in an effective rate of approximately 34%. As of March 31, 2026, the outstanding loan balance including interest and fees is $365.

NOTE 6 – OPERATING LEASES

The Company manufactures and assembles its DC power systems at its two production facilities located in Gardena, California under two operating lease agreements that expire in 2026, requiring aggregate monthly payments of $125. The balance of the right of use asset assets and lease obligations at March 31, 2026, and December 31, 2025, was $172 and $278, respectively. During 2025 the Company became delinquent in its rent payments to its landlords for its office and warehouse facilities. The landlord for its headquarters and manufacturing facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The Company expects to be in the position to make significant payment towards the delinquent rents in the near term and/or provide a payment plan mutually agreeable to both parties. The landlord for the other facility for which the Company is delinquent on rent, has not served the Company any legal documents or assessed late fees for the delinquent rent. However, they may do so in the future. The Company is also negotiating with this landlord on a payment plan for the delinquent rent. While the Company is negotiating with both landlords in good faith on payment plans, there is no guarantee that it and the landlords could reach an agreement on a payment plan, or that even if they reached an agreement, the Company could raise sufficient capital to pay the delinquent rent. It is possible that the Company will be forced to vacate from any or all facilities, and if that happens, it might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. The Company’s production could be significantly delayed, access to its inventory could be impaired, and its operations could halt for a significant period of time.

Due to the circumstances described above, during 2025 the Company recorded total impairment charges of $455, which included $347 related to right-of-use asset on its headquarters and manufacturing facility, and $108 related to lease deposits. These charges were recorded in impairment of lease right-of-use assets and lease deposits in the Company’s Statements of Operations as of December 31, 2025. Right of use assets as of March 31, 2026 of $172 on the accompanying balance sheet represents the remaining right of use asset under its other facility which the Company expects to utilize until August 2026. As of March 31, 2026, the remaining lease obligation for both leases is $197 plus $858 in past due lease payments that is included in accounts payable.

The Company also has a third lease on a month-to-month basis and is charged $25 per month. As of March 31, 2026, $213 is owed on the lease which is included in accounts payable.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Lease Cost (in thousands)	(Unaudited)	(Unaudited)

Operating lease cost (of which $81 is included in general and administration and ($30) is included in cost of sales in the Company’s statement of operations for the three months ended March 31, 2026, and $43 and $282 for the same period in 2025, respectively)	$51	$325

Other Information
Weighted average remaining lease term – operating leases (in years)	0.2	2.2
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At March 31, 2026	At December 31, 2025
Operating leases (in thousands)	(Unaudited)
Long-term right-of-use assets, net of accumulated amortization of $977 and $2,953, respectively	$172	$624
Impairment charge	—	(346)

Net right-of-use asset	$172	$278

Current portion of operating lease liabilities	$197	$475

Rent expense for all three of the Company’s facilities for the three months ended March 31, 2026 and 2025 was $333 and $398, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock under ATM facility

On October 6, 2025, the Company entered into the Sales Agreement with ThinkEquity LLC, pursuant to which the Company may sell and issue, subject to the limitations in the Sales Agreement, shares up to $2,382 of Common Stock from time to time in the ATM Offering. Under the Sales Agreement, ThinkEquity LLC is entitled to compensation of 3.0% of the gross offering proceeds of all shares of Common Stock sold through it pursuant to the Sales Agreement.

As of December 31, 2025, the Company has sold 166,127 shares of Common Stock in the ATM Offering at a weighted-average price of $4.70 per share, for net proceeds of $757, after deducting commissions to the sales agent and other ATM Offering related expenses of $23.

On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $757 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. During the three months ended March 31, 2026, the Company sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,424, after deducting commissions to the sales agent and other ATM Offering related expenses of $75.

At March 31, 2026 and December 31, 2025, the Company had 2,497 shares of Common Stock held as treasury stock at a cost of $40.

NOTE 8 – STOCK OPTIONS

The following table summarizes stock option activity:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2025	12,858	$37.42
Granted	—	—
Exercised	—	—
Outstanding, March 31, 2026 (unaudited)	12,858	$37.42
Exercisable, March 31, 2026 (unaudited)	12,858	$37.42

Effective July 8, 2016 the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of Common Stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At December 31, 2025, the Company had total outstanding options of 12,858, which were carried forward to March 31, 2026. These options are fully vested, exercise prices ranging from $33.88 to $39.20, and with 1,429 option shares set to expire in December 2027 and the remaining 11,429 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at March 31, 2026.

On November 13, 2025, the Company’s Board of Directors, at the recommendation of the compensation committee, approved the 2026 Equity Incentive Plan (the “2026 Plan”), subject to approval by our stockholders at the stockholders meeting. On December 15, 2025, at the stockholders meeting, the 2026 Plan was passed and became effective January 1, 2026. The Company has not made any grants under the 2026 Plan yet.

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

	Three Months Ended March 31,
	2026	2025
Net sales	$1,728	$1,723
Cost of goods sold	(593)	(1,403)
Compensation	(514)	(577)
Consulting and professional fees	(256)	(350)
Other cost and expenses, net	(341)	(493)
Other expenses, net	(202)	(165)
Net loss	$(178)	$(1,265)

NOTE 10. SUBSEQUENT EVENTS

On April 9, 2026, the Company issued a promissory note of $150,000 to Arthur Sames, the Company’s CEO, for a personal loan to the Company for the Company’s payment of NASDAQ listing fees, audit expenses relating to the Company’s Form 10-K filings, and related regulatory compliance costs. The payment under the note is due April 10, 2027 with finance charges of 18%.

On May 1, 2026, the Company received a letter from the Nasdaq Stock Market, LLC (the “Nasdaq”) stating that the Company was not in compliance with Nasdaq’s continued listing standards under the Rules of the Nasdaq Stock Market, specifically Listing Rule 5550(b)(1) which requires the Company to have a minimum shareholders’ equity of $2.5 million. The Company reported $144 in stockholders’ equity in its Form 10-K for the period ended December 31, 2025, filed April 30, 2026. The Nasdaq letter granted the Company 45 days, or until June 15, 2026, to provide a plan to regain compliance with the minimum stockholders’ equity of $2.5 million for continued listing. If the plan is accepted by Nasdaq, the company may be extended to 180 calendar days from May 1, 2026, to evidence compliance. The Company intends to submit such a plan to Nasdaq. If Nasdaq does not accept the Company’s plan, or if it accepts the plan but the Company does not then regain compliance by the 180-day deadline, Nasdaq will begin delisting procedures, which the Company may appeal to a Nasdaq Hearings Panel.

On May 13, 2026, the Company entered into a Revolving Loan Agreement (the “Stone Loan Agreement”) with Stone Brothers Capital (the “Lender”). The Stone Loan Agreement provides for a revolving credit facility under which the Lender may, in its sole discretion upon the request of the Company, make loans (the “Loans”) to the Company, in an aggregate principal amount at any one time outstanding not to exceed $2,500,000. Each Loan shall bear interest accruing at an annual rate of 12%.

On May 14, 2026, Keith Albrecht and Katherine Koster, two of the Company’s independent directors, resigned as members of the Board of the Company, effective May 19, 2026. On May 18, 2026, Keith Albrecht rescinded his resignation as a director, and the Board approved the rescinding of Keith Albrecht’s resignation, effective immediately.

On May 18, 2026, the Company sent a written termination notice to the Lender to terminate the Loan Agreement. The termination is effective after five business days. The Lender has not made any loans to the Company as of May 18, 2026.

Headquarters and Warehouse Facilities

On May 11, 2026, the Company entered into a Settlement Agreement with the landlord for each of its headquarters facility and its warehouse facility that became effective as of May 7, 2026. The Settlement Agreement addressed the matter of delinquent rents and an expired lease. Regarding the Company’s headquarters facility, the Company agreed to make immediate payment of $400 towards past due rents, and the landlord agreed to cease eviction procedures. The landlord also agreed to extend the property lease commencing June 1, 2026, to April 1, 2027, and reduce the monthly rent from $84 to $55. Regarding the warehouse facility, the Company agreed to vacate the facility by August 31, 2026 and leave the premises in the condition required by the relevant lease agreement; in exchange, the landlord agreed to waive rents for the months of June, July, and August 2026. Each landlord reserved the right to charge for any waived rents or continue with eviction action should the Company fail to meet the requirements listed in the Settlement Agreement. The Company also may have to pay liquidated damages if it fails to vacate the properties in the event either or both landlords decide to exercise their rights for eviction.

As of May 19, 2026, the Company had not made a payment per the Settlement Agreement, and on May 19, 2026, the landlord for the Company’s headquarters facility evicted the Company from that facility. The headquarters facility is where the Company, among other things, has its offices, conducts design work, and assembles and tests it products. The Company is currently relocating these activities to its warehouse facility. The Company is continuing its operations, but expects there to be disruptions and difficulties with this change. Further, if the landlord for the warehouse facility were to evict the Company from that facility, the Company could have difficulty finding an appropriate location from which to operate its business, which would have a material adverse effect on its operations, financial results and financial condition.

As of the date hereof, the Company is pursuing third-party financing that it would use to pay the landlords and certain other expenses. There is no guarantee that Company will raise sufficient capital to pay the delinquent rent or that the landlord for the headquarters facility would agree to let the Company use that facility if the Company were to pay the rent. It is possible that the Company will be forced to vacate from both facilities, and if that happens, it may have difficulty securing new headquarters, or new manufacturing or warehouse facilities that are adequate. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time. As of March 31, 2026, the Company was delinquent in $858 of rent to these landlords which is included in accounts payable.

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

During the three months ended March 31, 2026 and March 31, 2025, 96% and 82%, respectively, of our total net sales were within the telecommunications market. During the first quarter of 2026, our largest customer, a Tier-1 telecommunications customer in the U.S., represented 72% of our total net sales. During the same period in 2025, our two largest customers represented 71% and 17% of our total net sales, respectively, one being a Tier-1 telecommunications customer in the U.S. and one being a customer in the military market in the U.K. There was no other revenue from customers in excess of 10% of total net sales in either period. During those periods, the majority of our sales were of our DC base powers systems. During three months ended March 31, 2026 and 2025, sales to international customers accounted for 5% and 18% of total net sales, respectively. Sales to military customers during three months ended March 31, 2026 and 2025 accounted for 3% and 17% of total net sales, respectively. During three months ended March 31, 2026 and 2025, sales to customers in the marine and other markets accounted for 1% and 1% of total net sales, respectively.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three months ended March 31, 2026. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2026 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

None.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in reserves for uncollectible receivables, inventory reserves and returns, impairment analysis of long-term assets, valuation allowance on deferred tax assets, income tax accruals, accruals for potential liabilities and warrant reserves and assumptions made in valuing equity instruments issued for services. There were no changes to our critical accounting policies described in the financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that impacted our condensed financial statements and related notes included herein.

Impact of New Accounting Pronouncements

See “Note 1 – Organization and Summary of Significant Accounting Policies – Recent Accounting Pronouncements” of the Notes to our condensed financial statements.

Financial Performance Summary and Outlook

Our net sales for the three months ended March 31, 2026 were $1,728, compared to $1,723 for the three months ended March 31, 2025. We reported a net loss of $178 for the three months ended March 31, 2026, as compared to a net loss of $1,265 for the same period in 2025. Cost reductions in operating expenses helped improve the net loss from 2025 to 2026.

We believe revenue during the quarter ended March 31, 2026 continued to be impacted by excess inventory at our customer’s warehouse in addition to economic and geopolitical factors influencing our customers’ buying decisions.

During 2026, we plan to hire sales and marketing staff to continue to market our products globally and expand our customer base in all market segments. We also plan to continue to be proactive in managing our operations and mitigate the financial impacts of higher costs, supply chain issues, and geopolitical factors.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended March 31,
	2026	2025	Favorable (Unfavorable)	Favorable (Unfavorable)	2026	2025
	(unaudited)	(unaudited)
Net sales	$1,728	$1,723	$5	—%	100.0%	100.0%
Cost of sales	593	1,403	810	58%	34.3%	81.4%
Gross profit	1,135	320	815	255%	65.7%	18.6%
Sales and marketing expenses	159	260	101	39%	9.2%	15.1%
Research and development expenses	169	160	(9)	(6)%	9.8%	9.3%
General and Administrative expenses	783	1,001	218	22%	45.3%	58.1%
Total operating expenses	1,111	1,421	310	22%	64.3%	82.5%
Income (loss) from operations	24	(1,101)	1,125	102%	1.4%	(63.9)%
Interest and finance costs	(202)	(164)	(38)	(23)%	(11.7)%	(9.5)%
Loss before income taxes	(178)	(1,265)	1,087	86%	(10.3)%	(73.4)%
Income tax benefit	—	—	—	—%	—%	—%
Net loss	$(178)	$(1,265)	$1,087	86%	(10.3)%	(73.4)%

Net Sales. Net sales increased $5 to $1,728 for the three months ended March 31, 2026, as compared to $1,723 for the same period in 2025. During the three months ended March 31, 2026, our largest customer accounted for 72% of our total net sales. During the same period in 2025, our two largest customers accounted for 71% and 17% of our total net sales, respectively. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to telecommunications customers in the U.S. accounted for 96% of our total net sales for the three months ended March 31, 2026, as compared to 82% for the same period in 2025. Our international sales represented 5% of our net sales in the three months ended March 31, 2026, as compared to 18% in international sales in the same period in 2025.

Cost of Sales. Cost of sales during the three months ended March 31, 2026 decreased by $810, or 58%, to $593, as compared to $1,403 during the same period in 2025. Cost of sales as a percentage of net sales during the three months ended March 31, 2026 decreased to 34.3% as compared to 81.4% in the same period in 2025. The decrease in cost of sales was primary attributable to a $450 adjustment to warranty reserve and decrease in factory overhead absorption in three months ended March 31, 2026 as compared to the same period in 2025.

Gross Profit. We had a gross profit of $1,135 for the three months ended March 31, 2026, which is an increase of $815, or 255%, as compared to gross profit of $320 during the same period in 2025. The increase in gross profit for the three months ended March 31, 2026, was primarily a result of a $450 adjustment to warranty reserve and a decrease in factory overhead absorption during the three months ended March 31, 2026. Our gross profit as a percentage of net sales was 65.7% for the quarter ended March 31, 2026, as compared to a gross profit as a percentage of net sales of 18.6% in the same period in 2025.

Sales and Marketing Expenses. During the three months ended March 31, 2026, sales and marketing expenses decreased by $101, or 39%, to $159, as compared to $260 during the same period in 2025. The decrease was attributable to a decrease in marketing expenditures during three months ended March 31, 2026 as compared to the same period in 2025. We plan to increase our sales force and increase our marketing and tradeshow activities in 2026 to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the three months ended March 31, 2026, research and development expenses increased by $9 or 6%, to $169, as compared to $160 during the same period in 2025. The decrease in research and development expenses resulted from a decrease in new product development activity during the same period in 2026. We plan to recruit additional engineers during 2026 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses were $783 for the three months ended March 31, 2026, as compared to $1,001 for the same period in 2025. The 22% decrease in general and administrative expenses resulted from consolidating administrative tasks to improve efficiency.

Interest and Finance Costs. Interest expense for the three months ended March 31, 2026 was $202, as compared to $164 during the same period in 2025. The interest expense was primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank (“Pinnacle”).

Net Loss. As a result of the factors identified above, we reported net loss of $178, or $(0.05) per basic and diluted share, for the three months ended March 31, 2026, as compared to net loss of $1,265, or $(0.50) per basic and diluted share, for the same period in 2025.

Liquidity and Capital Resources

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the three months ended March 31, 2026, the Company recorded a net loss of $178 and used cash in operations of $2,191. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Sources of Liquidity

During the three months ended March 31, 2026, we funded our operations primarily from cash on hand. As of March 31, 2026, we had working capital of $2,106, as compared to working capital deficit of $(262) at December 31, 2025. This $2,368 increase in working capital was primarily attributable to $173 decrease in cash and cash equivalents resulting from net cash of $2,191 used in operating activities, net cash of $nil used in investing activities, and net cash of $2,018 from financing activities.

On March 31, 2026 and December 31, 2025, our net trade receivables totaled $1,511 and $330, respectively. On March 31, 2026, $1,252 (83%) represented the largest open customer account balance, while $196 (59%) and $58 (18%) represented the two largest open customer account balances on December 31, 2025.

Our available capital resources on March 31, 2026 consisted primarily of $27 in cash and cash equivalents, as compared to $68 as of December 31, 2025. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle and future debt or equity financings, if any.

Credit Facility

Effective September 30, 2020, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Pinnacle. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon our request, make advances to the Company up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants.

Borrowings based on receivables bear an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.0% at March 31, 2026 and 8.0% at December 31, 2025). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.0% at March 31, 2026 and 9.0% at December 31, 2025).

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

At March 31, 2026, and December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum effective tangible net worth greater than $6,000On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement (the “Forbearance Agreement”), in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Agreement and related documents (the “Loan Documents”) arising from the specified existing defaults for the period commencing March 10, 2026 (the “Effective Date”), to July 31, 2026 (the “Forbearance Termination Date”), considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts (as defined by the Forbearance Agreement) in the aggregate amount of at least $185, with 85% of the Net Face Amount (as defined by the Forbearance Agreement) of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expects to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, there is no guarantee that the Company will be able to do so. If the Company is unable to comply with the Loan Agreement, or pay the full obligation to Pinnacle by the July 31, 2026, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

The balance of the loan agreement at December 31, 2025 was $4,036. During 2026, the Company repaid a net of $332 to reduce the Loan. At March 31, 2026, the outstanding balance under the line of credit was $3,704 which includes interest, fees and financing costs (see below), and $1,498 of the Company’s accounts receivable is held as collateral under the credit facility.

The total interest expense, fees, and financing costs incurred under the Loan Agreement during the three months ended March 31, 2026 and 2025 were $125 and $160, respectively, and were recorded under interest expense and finance costs in the accompanying statements of operations.

Cash Flow

The following table sets forth the significant sources and uses of cash for the three-month periods set forth below:

	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(2,191)	$(584)
Investing Activities	—	—
Financing Activities	2,018	154
Net decrease in cash	$(173)	$(430)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $2,191 as compared to net cash used in operating activities of $584 for the same period in 2025. This increase in net cash used in the three months ended March 31, 2026 was primarily due to a net loss of $178, an increase in accounts receivable of $1,181, and an increase in accounts payable of $111.

Investing Activities

We did not have any investing activities for the three months ended March 31, 2026 and March 31, 2025.

Financing Activities

Net cash provided by financing activities totaled $2,018 for the three months ended March 31, 2026, as compared to $154 provided by financing activities during the same period in 2025. This cash provided during 2026 was primarily proceeds from shares sold under the ATM facility.

Backlog

As of March 31, 2026, we had a backlog of $3,744. The amount of backlog represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Backlog at March 31, 2026 was comprised of the following elements: 82% in purchases of DC power systems by telecommunications customers, and 18% in purchases by customers in the military markets. We believe the majority of our backlog will be shipped within the next six months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be involved in general commercial disputes arising in the ordinary course of our business. Other than as disclosed below, we are not currently involved in legal proceedings that could reasonably be expected to have material adverse effect on our business, prospects, financial condition or results of our operation.

On May 19, 2026, we were evicted from 249 E. Gardena Boulevard, Gardena, California 90248, our headquarters facility, under a writ of possession for the recovery by the landlord of such facility. See “Note 10 – Subsequent Events – Headquarters and Warehouse Facilities” of the Notes to our condensed financial statements.

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

Risks Related to Our Business and Industry

We have been evicted from our headquarters facility and may face eviction from our warehouse facility; it we fail to have appropriate facilities to operate our business, our operations, financial condition and results of operations will be adversely affected.

On May 11, 2026, we entered into a Settlement Agreement with the landlord for each of our headquarters facility and our warehouse facility that became effective as of May 7, 2026. The Settlement Agreement addressed the matter of delinquent rents and an expired lease. Regarding our headquarters facility, we agreed to make immediate payment of $400,000 towards past due rents, and the landlord agreed to cease eviction procedures. The landlord also agreed to extend the property lease from June 1, 2026, to April 1, 2027, and reduce the monthly rent from $84,000 to $55,000. Regarding the warehouse facility, we agreed to vacate the facility by August 31, 2026 and leave the premises in the condition required by the relevant lease agreement; in exchange, the landlord agreed to waive rents for the months of June, July, and August 2026. Each landlord reserved the right to charge for any waived rents or continue with eviction action should we fail to meet the requirements listed in the Settlement Agreement. We also may have to pay liquidated damages if we fail to vacate the properties in the event either or both landlords decide to exercise their rights for eviction.

On May 19, 2026, the landlord for our headquarters facility evicted us from that facility. The headquarters facility is where we, among other things, have our offices, conduct design work, and assemble and tests our products. We are currently relocating these activities to our warehouse facility. We are continuing our operations, but expect there to be disruptions and difficulties with this change. Further, if the landlord for the warehouse facility were to evict us from that facility, we could have difficulty finding an appropriate location from which to operate our business, which would have a material adverse effect on our operations, financial results and financial condition.

As of the date hereof, we are pursuing third-party financing that we would use to pay the landlords and certain other expenses. There is no guarantee that we will raise sufficient capital to pay the delinquent rent or that the landlord for the headquarters facility would agree to let us use that facility if we were to pay the rent. It is possible that we will be forced to vacate from both facilities, and if that happens, we may have difficulty securing new headquarters, or new manufacturing or warehouse facilities that are adequate. Our production could be significantly delayed, access to our inventory could be impaired, and our operations could halt for a significant period of time.

Rising inflation in the economies in which we operate may adversely affect our operating margins and our results of operation.

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that may provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment, we believe, has impacted the Company’s business in 2025 and 2026, including as a result of increased energy costs, increase materials costs due to higher tariffs on key components which may not be able to pass to customers as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Terrorist attacks and threats of war may impact all aspects of our operations, revenues, costs and stock price in unpredictable ways.

The impacts of war and other geopolitical events, including but not limited to Russia’s invasion of Ukraine and the military conflicts between U.S., Israel, and Iran, are difficult to predict. The resulting geopolitical uncertainty are likely to have a significant impact on the European Union, the United Kingdom and other countries, including the U.S. The threat that these military operations may expand beyond Ukraine, Israel, and the Gaza Strip may have a negative impact as well. Significant increases in the price of oil and natural gas have occurred and are likely to continue putting additional inflationary pressures on central banks, including Federal Reserve System (the “FRB”). It is possible that interest rate hikes by the FRB will continue to occur in 2026, but the amount, timing, and frequency of such increases are not fully known at this time. As a result of these conflicts, the threat of cyberattacks has increased which could affect banks in the U.S. and their customers. Additionally, the United States and European nations have imposed very significant financial sanctions on the Russian Federation, including targeted sanctions on Russian banks and wealthy individuals as well as halting certification of the Nord Stream 2 gas pipeline. They have denied Russian banks access the Society for Worldwide Interbank Financial Telecommunications or SWIFT which is expected to slow international trade and make such transactions costlier to accomplish which could also negatively affect banks in the U.S. and their customers. In response to the Russian military actions, many businesses headquartered in the Eurozone and the United States have stopped doing business with Russia, which may negatively affect the profitability of those companies. The international turmoil has already had and may continue to have a negative impact on the stock market generally and, in turn, on our stock price.

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

We have incurred significant losses in the past. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $9.1 million and $4.6 million, respectively. For the three months ended March 31, 2026, we realized a net loss of approximately $178. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company, Toyota Corporation, and Engine Distributors Inc. (for Ford engines). Engines from Yanmar Engines Company, Toyota Corporation, and Engine Distributors Inc. (for Ford engines) represented approximately 74%, 2%, and 21% of our total engines sold as a component of our DC power systems during the three months ended March 31, 2026, respectively, and represented approximately 88%, nil%, and 13% of our total engines sold as components of our DC power systems during the three months ended March 31, 2025, respectively. We also use engines from Perkins, Isuzu, Kubota and, to a lesser extent, Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers or other key suppliers from which we source components for our power systems. We currently have past due accounts with many of our key suppliers. If any of these engine suppliers or key component suppliers were to fail to provide qualified engines or components in a timely manner or fail to supply engines or components that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines or components we source from them or discontinue providing any of these engines or components to us, or the supply chain is interrupted or delayed as a result of a pandemic or unprecedented event, or if suppliers decide stop supplying engines or components due to past due accounts if we do not bring these accounts current or negotiate a payment plan in a timely manner, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended March 31, 2026 and 2025, our sales to international customers accounted for 5% and 18%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

During 2025, the U.S. government imposed tariffs on many products imported from many countries, which many of these countries have imposed retaliatory tariffs or threatened to impose tariffs on goods they import from the U.S. While we obtain most of our raw materials from domestic sources, many of our suppliers source materials from various countries and may pass tariffs they pay on to us. As of the date of this report, we have not been materially affected by tariffs, but it is difficult to determine the impact of these tariffs on our business for the rest of 2026 and beyond.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our most recently filed Annual Report on Form 10-K.

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

Due to these factors and the other risks discussed in our most recently filed Annual Report on Form 10-K, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations or our revenue backlog could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline significantly.

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

The trading price of our shares of common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K, these factors include, without limitation:

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 250,627 shares of our common stock. As of March 31, 2026, we had granted options to purchase an aggregate of 20,002 shares of common stock, among which 7,144 options had terminated, and issued 25,729 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

Date: May 20, 2026	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

