Form 10-Q
period 2026-06-30
Polar Power, Inc.
filed 2026-08-18
CIK 1622345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the Registrant’s common stock, $0.0001 par value, as of August 17, 2026 was 3,851,684.

i

FORWARD LOOKING AND CAUTIONARY STATEMENTS

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the effect and consequences a pandemic and recovery on matters including U.S., local and foreign economies, wars and international conflicts including the current military actions involving the Iran and Israel, our business operations, the ability of financing and the health and productivity of our employees; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

POLAR POWER, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$183	$200
Accounts receivable	566	330
Inventories	9,232	9,425
Prepaid expenses	60	76
Total current assets	10,041	10,031

Other assets:
Operating lease right-of-use assets	66	278
Property and equipment, net	96	128
Deposits

Total assets	$10,203	$10,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,465	$2,506
Customer deposits	1,096	764
Accrued liabilities and other current liabilities	1,080	1,462
Line of credit	2,730	4,036
Notes payable-related party	771	612
Notes payable, current	179	438
Convertible notes payable, net of discount	186	—
Derivative liabilities	763
Operating lease liabilities	76	475
Total liabilities	9,346	10,293

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 3,814,181 shares issued and 3,811,684 shares outstanding on June 30, 2026, and 2,680,156 shares issued and 2,677,659 shares outstanding on December 31, 2025	—	—
Additional paid-in capital	42,375	39,653
Accumulated deficit	(41,478)	(39,469)
Treasury Stock, at cost (2,497 shares)	(40)	(40)
Total stockholders’ equity	857	144

Total liabilities and stockholders’ equity	$10,203	$10,437

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales	$1,019	$2,708	$2,747	$4,431
Cost of Sales	1,356	1,778	1,948	3,183
Gross profit (loss)	(337)	930	799	1,248

Operating Expenses
Sales and marketing	126	184	285	443
Research and development	128	146	297	305
General and administrative	1,080	710	1,863	1,711
Total operating expenses	1,334	1,040	2,445	2,459

Loss from operations	(1,671)	(110)	(1,646)	(1,211)

Other income (expenses)
Interest expense and finance costs	(447)	(171)	(650)	(335)
Change in derivative liability valuation	287	—	287	—
Other Income	—	10	—	10
Total other income (expenses), net	(160)	(161)	(363)	(325)

Net loss	$(1,831)	$(271)	$(2,009)	$(1,536)

Net loss per share – basic and diluted	$(0.49)	$(0.11)	$(0.56)	$(0.61)
Weighted average shares outstanding, basic and diluted	3,721,209	2,511,103	3,580,977	2,511,103

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

Three months Ended June 30, 2026

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2026 (unaudited)	3,642,656	$—	$42,077	$(39,647)	$(40)	$2,390
Issuance of common stock for compensation to consultant	171,525	—	298	—	—	298
Net loss	—	—	—	(1,831)	—	(1,831)
Balance, June 30, 2026 (unaudited)	3,814,181	$—	$42,375	$(41,478)	$(40)	$857

Six months ended June 30, 2026

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, December 31, 2025	2,680,156	$—	$39,653	$(39,469)	$(40)	$144
Shares of common stock issued for cash, net of offering costs	962,500	—	2,424	—	—	2,424
Issuance of common stock for compensation to consultant	171,525	—	298	—	—	298
Net loss	—	—	—	(2,009)	—	(2,009)
Balance, June 30, 2026 (unaudited)	3,814,181	$—	$42,375	$(41,478)	$(40)	$857

Three months Ended June 30, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	capital	Deficit)	Stock	Equity
Balance, March 31, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,601)	$(40)	$7,255
Net loss	—	—	—	(271)	—	(271)
Balance, June 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,872)	(40)	$6,984

Six months ended June 30, 2025

	Common Stock		Additional paid-in	(Accumulated	Treasury	Total Stockholders’
	Number	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2024	2,511,350	$2	$38,886	$(30,336)	$(40)	$8,512
Adjustment of common stock for reverse stock split	—	(2)	2	—	—	—
Issuance of common stock to director for accrued fees	2,679	—	8	—	—	8
Net loss	—	—	—	(1,536)	—	(1,536)
Balance, June 30, 2025 (unaudited)	2,514,029	$—	$38,896	$(31,872)	$(40)	$6,984

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOW

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,009)	$(1,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	34
Issuance of common stock as compensation for services	298	—
Changes in warranty reserve	(450)	—
Amortization of debt discount of convertible notes	100	—
Change in fair value of derivative liabilities	(287)	—
Changes in operating assets and liabilities
Accounts receivable	(236)	122
Inventories	193	(99)
Prepaid expenses	16	11
Operating lease right-of-use asset	212	609
Accounts payable	(41)	458
Accrued interest added to notes payable-related party	—	7
Customer deposits	332	31
Accrued expenses and other current liabilities	68	39
Operating lease liability	(399)	(664)
Net cash provided by (used in) operating activities	(2,171)	(988)

Cash flows from financing activities:
Net proceeds from issuance of common stock under ATM facility	2,424	—
Proceeds from advances from credit facility	—	505
Proceeds from notes payable-related party	159	160
Proceeds from convertible notes payable, net of original issue discounts	1,136	—
Repayment of credit facility	(1,306)
Repayment of notes payable	(259)	—
Net cash provided by financing activities	2,154	665

Net decrease in cash and cash equivalents	(17)	(323)
Cash and cash equivalents, beginning of period	200	498
Cash and cash equivalents, end of period	$183	$175

Supplemental Cash Flow Information:
Interest paid	$650	$381
Supplemental non-cash investing and financing activities:
Issuance of common stock to director for accrued fees	$—	$8
Fair value of embedded conversion feature recognized as derivative liabilities with corresponding debt discount upon issuance of convertible notes	$1,050	—

See Accompanying Notes to the Condensed Financial Statements

POLAR POWER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the six months ended June 30, 2026, the Company recorded a net loss of $2,009 and used cash in operations of $2,171. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for its headquarters and warehouse facilities. The landlord for its headquarters facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The landlord for the other warehouse for which the Company is delinquent on rent, has not served the Company any legal documents. However, they may do so in the future.

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

On May 22, 2026, the Company entered into a new settlement agreement under which the Company paid the landlords a combined $755 and regained access to its headquarters facility. The new settlement agreement provides for a schedule of monthly payments through April 2027 in exchange for the landlord’s agreement not to seek to evict us from the headquarters facility through June 30, 2027, and the Company continued its agreement to vacate the warehouse facility by August 31, 2026 in exchange for a waiver of June, July and August 2026 rents. If the Company fails to satisfy the conditions of the new settlement agreement, the landlords may resume eviction proceedings and the Company may be liable for liquidated damages and previously waived rents. The Company made timely rent payments in July and August 2026 and is in compliance with the new settlement agreement.

As of June 30, 2026, the Company was delinquent in $654 of rent to its headquarters landlord and other leases which are included in accounts payable.

Effective September 30, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with Pinnacle Bank (“Pinnacle”) which will expire on September 30, 2026. The Loan Agreement, as amended, provides for a revolving credit facility under which Pinnacle may, in its sole discretion upon the Company’s request, make advances to us up to $7,500, subject to certain limitations and adjustments. The Loan Agreement contains certain affirmative and negative covenants. At June 30, 2026, and December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum effective tangible net worth greater than $6,000. On March 10, 2026, the Company and Pinnacle executed a Notice of Additional Defaults and Forbearance Agreement (the “Forbearance Agreement”), in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Agreement and related documents (the “Loan Documents”) arising from the Specified Existing Defaults (as defined by the Forbearance Agreement) for the period commencing March 10, 2026 (the “Effective Date”), to July 31, 2026 (the “Forbearance Termination Date”), considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount (as defined by the Forbearance Agreement) of such new Eligible Accounts (as defined by the Forbearance Agreement) to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expected to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, it was unable to do so. The Company is in discussions with Pinnacle bank with the purpose to secure an extension on the Forbearance Agreement, and if the Company is unable to secure a payment extension or pay the full obligation within time satisfactory to Pinnacle Bank, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement and the Loan Documents, including but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

On July 31, 2026, Pinnacle Bank provided to the Company a Notice of Additional Events and Defaults and Modifications to Forbearance Agreement and Loan Documents, the “Forbearance Modification Agreement”, for the purpose of granting a time extension to the Forbearance Agreement executed on March 10, 2026. The Forbearance Modification Agreement would extend the July 31, 2026 deadline for the Company to repay the full balance on the credit facility to August 31, 2026, with an automatic extension to September 30, 2026, if the Company complies to certain payment plan and the terms and conditions on the Forbearance Modification Agreement. The agreement has not been signed by either party as of this date of this report.

On May 1, 2026, the Company received a letter from the Nasdaq staff notifying it that the Company was not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1), based on the approximately $0.1 million of stockholders’ equity reported in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Common Stock continues to trade on the Nasdaq Capital Market under the symbol “POLA.” On June 29, 2026, the Company received a letter from the Staff granted us an extension of time to regain compliance with the Rule. The terms of the extension are as follows: on or before October 28, 2026, it must opt for one of the two following alternatives to evidence compliance with the Rule: (A) the Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K or Form 6-K) including: (1) a disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, it believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting, or (B) the Company must furnish to the SEC and Nasdaq a publicly available report including: (1) steps 1 & 2 set forth above; (2) a balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement; and (3) a disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date and that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

As discussed in Note 11, subsequent to June 30, 2026, the Company sold 1,611 shares of the Company’s Series A Convertible Preferred Stock, (the “Series A Preferred”), having an aggregate stated value of $1,611, of which the Company received net proceeds of $1,300. In addition, the Company has sold 21,727 of its Common Stock, $0.0001 par value, under its committed equity facility (the “ELOC”) agreement with Roth Capital Partners.

Furthermore, the Company’s ability to secure future financing is uncertain. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing, grow and diversify our revenue, improve operational efficiency, reduce overhead and fixed costs, and to create a profitable operation. Its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, its performance and investor sentiment with respect to the Company and its industry. The Company has taken action to diversify sales to consume existing inventory, increase higher margin aftermarket parts revenue, to fund operations. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

Impact of inflation

The impact of inflation and changing prices during the three and six months ended June 30, 2026 has had modest effect on the financial condition or results of operations of the Company. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2026 and beyond. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on certain projects. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further action.

Basis of Presentation of Unaudited Financial Information

The unaudited condensed financial statements of the Company for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on May 20, 2026. These financial statements should be read in conjunction with that report.

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

The Company also recognizes revenues from the rental of equipment. The Company’s rental revenues have not been significant to date and were $nil for the three months and six months ended June 30, 2026 and 2025. The Company’s rental contracts are fixed price contracts for fixed durations of time and include freight and delivery charges and are recognized on a straight-line basis over the rental period.

Disaggregation of Net Sales

The following table shows the Company’s disaggregated net sales by product type:

	Three months ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
DC power systems	$748	$1,989
Engineering & Tech Support Services	21	135
Accessories	250	584
Total net sales	$1,019	$2,708

	Six months ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
DC power systems	$2,259	$3,219
Engineering & Tech Support Services	44	134
Accessories	444	1,078
Total net sales	$2,747	$4,431

The following table shows the Company’s disaggregated net sales by customer type:

	Three months ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
Telecom	$899	$2,481
Government/Military	33	154
Marine	60	38
Other (backup DC power to various industries)	27	35
Total net sales	$1,019	$2,708

	Six months ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
Telecommunications	$2,558	$3,900
Government/Military	82	448
Marine	62	45
Other (backup DC power to various industries)	45	38
Total net sales	$2,747	$4,431

The following tables shows the Company’s net sales by the respective geographical regions of our customers:

	Three months ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
United States	$755	$2,624
Canada	—	32
South Pacific Islands	11	49
Europe and Middle East	186	—
South America	67	—
Japan	—	3
Total net sales	$1,019	$2,708

	Six months ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
United States	$2,405	$4,045
Canada	3	33
South Pacific Islands	72	55
Japan	—	3
Europe and Middle East	200	295
South America	67	—
Total net sales	$2,747	$4,431

For the three months ended June 30, 2026 and 2025, international sales totaled $264 and $84 respectively. For the six-months ended June 30, 2026 and 2025, international sales totaled $342 and $386 respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, forecasted demand, current prices, competitive pricing, and trends and performance of similar products. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. There were no write downs of inventory for the three months and six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, inventories consisted of the following:

	June 30, 2026 (unaudited)	December 31, 2025

Raw materials	$8,361	$8,704
Finished goods	871	721
Total Inventories	$9,232	$9,425

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. As of December 31, 2025, the Company had a warranty reserve of $600. In March 2026, the Company adjusted the warranty reserve to $150 after conducting a reserve study of warranty expense over the previous three years. The results of the study indicate warranty expense has decreased as a result of a diminishing number of products sold with warranty over the last four years and an increase in sold products with warranty falling off the warranty period. As of June 30, 2026, and December 31, 2025, the Company had accrued a liability for warranty reserve of $150 and $600, respectively, which are included in other accrued liabilities in the accompanying condensed balance sheets. The following is a tabular reconciliation of the product warranty liability, excluding the deferred revenue related to the Company’s warranty coverage:

Changes in estimates for warranties	June 30, 2026 (unaudited)	December 31, 2025
Balance at beginning of the period	$600	$600
Payments	(41)	(67)
Provision for warranties	41	67
Changes in warranty reserve	(450)	-
Balance at end of the period	$150	$600

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

Convertible Notes

The Company accounts for its convertible notes in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815-15, Derivatives and Hedging — Embedded Derivatives. The Company evaluates the embedded conversion feature to determine whether it is clearly and closely related to the debt host and would separately meet the definition of a derivative. Embedded conversion features that are not indexed to the Company’s own stock, or that otherwise fail to meet the scope exception under ASC 815-10-15-74, are bifurcated and recorded as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings each reporting period. Conversion features that are indexed to the Company’s own stock and meet the conditions for equity classification are not bifurcated; such notes are further evaluated for a beneficial conversion feature under ASC 470-20, with any resulting discount recognized as a reduction to the carrying value of the notes and amortized to interest expense over the term of the notes using the effective interest method.

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

The fair values of the Company’s derivative liabilities are considered Level 3 liabilities. See Note 7.

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

Concentrations

Revenues. For the three months ended June 30, 2026 and 2025, sales to telecommunications customers accounted for 88% and 92% of total revenues, respectively. Sales to international customers accounted for 26% and 3% of total revenues, respectively. The Company’s largest customers during the three months ended June 30, 2026, generated 29%, 14%, 12%, and 11% of total revenues, as compared to the largest customer during the three months ended June 30, 2025 generating 69% of total net revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

For the six months ended June 30, 2026 and 2025, sales to telecommunications customers accounted for 93% and 88% of total revenues, respectively. For the six months ended June 30, 2026 and 2025, sales to international customers accounted for 12% and 9% of total revenue, respectively. For the six months ended June 30, 2026, the Company’s largest customer generated 56% of total revenues, as compared to the largest customer during the same period in 2025 generating 70% of total revenues. There was no other revenue from customers in excess of 10% of revenues in either period.

Accounts receivable. At June 30, 2026, the three largest accounts receivable account from the Company’s customers represented 52%, 21%, and 12% of the Company’s total accounts receivable. At December 31, 2025, the Company’s two largest receivable accounts represented 59% and 18% of the Company’s total accounts receivable. There was no other customer that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2026 or December 31, 2025.

Accounts payable. At June 30, 2026, accounts payable to the Company’s three largest vendors represented 13%, 10% and 8%, of the Company’s accounts payable. On December 31, 2025, the three largest accounts payable accounts to the Company’s vendors represented 21%, 7%, and 7%, respectively.

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

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Options	12,858	12,858

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2026 (Unaudited)	December 31, 2025
Production and shop equipment and machinery and fixtures	$3,654	$3,654
Vehicles	177	177
Leasehold improvements	390	390
Computer software and office equipment	291	291
Total property and equipment, cost	4,512	4,512
Less: accumulated depreciation and amortization	(4,416)	(4,384)
Property and equipment, net	96	128

Depreciation and amortization expense on property and equipment for the three months ended June 30, 2026 and 2025 was $16 and $17, respectively. During the three months ended June 30, 2026 and 2025, $15 and $16, respectively, of the depreciation expense was included in cost of sales.

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2026 and 2025 was $32 and $34, respectively. During the six months ended June 30, 2026 and 2025, $31 and $33, respectively, of the depreciation expense was included in cost of sales.

NOTE 3 – NOTES PAYABLE, RELATED PARTY

During 2023, the Company’s Chief Executive Officer made three loans to the Company for aggregate principal amount of $260 pursuant to terms of the note agreements. During 2025, the Company’s Chief Executive Officer made three additional loans to the Company for aggregate principal amount of $330 pursuant to terms of the note agreements. On April 10, 2026, the Company’s Chief Executive Officer made an additional loan to the Company for a principal amount of $150 pursuant to the terms of the note agreement. The notes have relatively similar terms, are unsecured, and accrue interest at 3.5% per annum, except for the note from April 2026 which accrues interest at 18% per annum. As of June 30, 2026, the aggregate outstanding balance of the loans including accrued interest is $771, with $72 due in August 2026, $72 due in September 2026, $102 due in October 2026, $30 due in November, $167 due in March 2027, $154 due in April 2027, and $174 due in May 2027.

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

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.0% at June 30, 2026 and 8.0% at December 31, 2025). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.0% at June 30, 2026 and 9.0% at December 31, 2025).

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

At June 30, 2026, and December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum effective tangible net worth greater than $6,000. On March 10, 2026, the Company and Pinnacle executed the Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expected to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, it was unable to do so. The Company is in discussions with Pinnacle bank with the purpose to secure an extension on the Forbearance Agreement, and if the Company is unable to secure a payment extension or pay the full obligation within time satisfactory to Pinnacle Bank, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement and the Loan Documents, including but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law. On July 31, 2026, Pinnacle Bank provided to the Company a Notice of Additional Events and Defaults and Modifications to Forbearance Agreement and Loan Documents, the “Forbearance Modification Agreement”, for the purpose of granting a time extension to the Forbearance Agreement executed on March 10, 2026. The Forbearance Modification Agreement would extend the July 31, 2026 deadline for the Company to repay the full balance on the credit facility to August 31, 2026, with an automatic extension to September 30, 2026, if the Company complies to certain payment plan and the terms and conditions on the Forbearance Modification Agreement. The agreement has not been signed by either party as of this date of this report.

The balance of the loan agreement at December 31, 2025 was $4,036. During 2026, the Company repaid a net of $1,306 to reduce the Loan. At June 30, 2026, the outstanding balance under the line of credit was $2,730 which includes interest, fees and financing costs (see below), and $566 of the Company’s accounts receivable is held as collateral under the credit facility.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended June 30, 2026 and 2025 were $139 and $168, respectively. Of these amounts, $7 in 2026 and $1 in 2025 were recorded under general and administrative expenses, while $132 in 2026 and $167 in 2025 were recorded under interest expense and finance costs in the accompanying statements of operations.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the six-month periods ended June 30, 2026 and 2025 were $271 and $329, respectively. Of these amounts, $14 in 2026 and $1 in 2025 were recorded under general and administrative expenses, while $257 in 2026 and $327 in 2025 were recorded under interest expense and finance costs in the accompanying statements of operations.

NOTE 5 – NOTES PAYABLE

On December 23 2025, the Company entered into the WWCM Loan Agreement with WWCM, pursuant to which the Company borrowed net proceeds of $399, after deducting fees as outlined in the WWCM Loan Agreement.

The loan amount is $500, with a loan origination fee of $20, providing for an advance amount of $480. The loan is to be paid in 48 weekly payments of $13 with the first six payments paid in advance and deducted from the initial funding. Net proceeds of $399 were received by the Company on December 26, 2025. The total repayment obligation of the Company is $640 resulting in an effective rate of approximately 74%. As of June 30, 2026, the outstanding loan balance was $179.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

From May 21, 2026 to June 30, 2026, the Company issued three Convertible Redeemable Note (the “Notes”) with aggregate face amount of $1,245, of which $970 matures on  May 21, 2027 and $275 matures December 31, 2027. The Notes were issued with a $110 original issue discount, resulting in net cash proceeds to the Company of $1,136. The Notes bear interest at stated rates ranging from 6% - 10% per annum.

Beginning on the six-month anniversary of issuance, the holders may convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion prices ranging from 80% -90% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the ten trading days preceding conversion, subject to adjustment to 70% in the event of any trading restriction imposed by the Depository Trust Company, a DTC “chill”, on the Company’s shares and to 65% in the event the Company’s shares are delisted from Nasdaq, among other adjustments, including a most-favored-nation provision and standard anti-dilution protections.

The Company evaluated the conversion feature embedded in the Notes in accordance with ASC 815, Derivatives and Hedging, and determined that the conversion feature is not clearly and closely related to the debt host and does not qualify for the scope exception for contracts indexed to and settled in the Company’s own stock under ASC 815-40, Contracts in Entity’s Own Equity, due to the variable, discount-to-market pricing mechanism and the additional contingent adjustments described above. Accordingly, the conversion features were bifurcated from the Notes and are separately accounted for as a derivative liability, initially and subsequently measured at fair value, with changes in fair value recognized in earnings each reporting period. (See discussion below).

The derivative liability was initially recorded as a valuation discount at its estimated fair value of $1,050 on the issuance date.  The resulting debt discount of $1,050 is being amortized to interest expense over the term of the Note using the effective interest method. During the period, the Company recognized $100 of discount amortization.  As of June 30, 2026, the face value of the notes payable was $1,245 with an unamortized note discount of $ 1,059 resulting in a net carrying value of the Notes of $186.

NOTE 7 – DERIVATIVE LIABILITIES

As discussed in Note 6 the Company issued convertible promissory notes to certain investors that are convertible at the option of the holder into shares of the Company’s common stock subject to variable conversion features and certain other adjustments.  The Company evaluated the conversion feature embedded in the Notes in accordance with ASC 815-15, Derivatives and Hedging — Embedded Derivatives, to determine whether it requires bifurcation and separate accounting as a derivative liability. Bifurcation is required when all of the following criteria are met: (i) the economic characteristics and risks of the embedded feature are not clearly and closely related to those of the host contract (the debt instrument); (ii) a separate instrument with the same terms as the embedded feature would meet the definition of a derivative; and (iii) the hybrid instrument is not remeasured at fair value with changes recognized in earnings.

At issuance, the Company recorded the embedded derivative liability at its estimated fair value of $1,050 determined using an options pricing model.

The resulting debt discount of $1,050 is being amortized to interest expense using the effective interest method over the term of the Notes. As of June 30, 2026, the derivative liability was remeasured at fair value of $763, resulting in a gain of $287, recorded within other income in the accompanying condensed consolidated statements of operations. The following table summarizes the key assumptions at issuance date and at remeasurement date on June 30, 2026:

Assumption	At Issuance	At June 30, 2026
Stock price	$2.40	$1.81
Conversion price	$1.50	$1.38
Expected volatility	95%	91.68%
Risk-free interest rate	4.40%	3.62%
Expected term (years)	1.5	1.1
Dividend yield	0%	0%

The changes in the Derivative liabilities are during the period are as follows: (in thousands)

Balance, January 1, 2026	$—
Fair value of liability at issuance	$1,050
Change in fair value during the period	$(287)
Balance, June 30, 2026	$763

NOTE 8 – OPERATING LEASES

The Company manufactures and assembles its DC power systems at its two production facilities located in Gardena, California under two operating lease agreements that expire in 2026, requiring aggregate monthly payments of $125. During 2025 the Company became delinquent in its rent payments to its landlords for its office and warehouse facilities. The landlord for its headquarters facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. On May 11, 2026, the Company entered into settlement agreements with the landlords of its headquarters and one of the warehouse facilities. On May 19, 2026, the landlord of the Company’s headquarters facility evicted the Company from that facility for failing to make payment per the settlement agreement. On May 22, 2026, the Company entered into a new settlement agreement under which it paid the landlords a combined $755 and regained access to its headquarters facility. The new settlement agreement provides for a schedule of monthly payments through April 2027 in exchange for the landlord’s agreement not to seek to evict the Company from the headquarters facility through June 30, 2027, and provides for the Company to vacate the warehouse facility by August 31, 2026 in exchange for a waiver of June, July and August 2026 rents. If the Company fails to satisfy the conditions of the new settlement agreement, the landlords may resume eviction proceedings and we may be liable for liquidated damages and previously waived rents. The Company made timely rent payments in July 2026 and August 2026 and is in compliance with the new settlement agreement as of the filing date. However, it is possible that the Company will be forced to vacate from any or all facilities in the event it fails to keep up with the terms of the settlement agreement, and if that happens, it might have difficulty locating a new headquarters, or new manufacturing or warehouse facilities that are adequate, in a timely manner. The Company’s production could be significantly delayed, access to its inventory could be impaired, and its operations could halt for a significant period of time.

Due to the circumstances described above, during 2025 the Company recorded total impairment charges of $455, which included $347 related to right-of-use asset on its headquarters and manufacturing facility, and $108 related to lease deposits. These charges were recorded in impairment of lease right-of-use assets and lease deposits in the Company’s Statements of Operations as of December 31, 2025. Right of use assets as of June 30, 2026 of $66 on the accompanying balance sheet represents the remaining right of use asset under its other facility which the Company expects to utilize until August 2026. As of June 30, 2026, the remaining lease obligation for both leases is $76 plus $364 in past due lease payments that is included in accounts payable.

The Company also has a third lease on a month-to-month basis and is charged $25 per month. As of June 30, 2026, $290 is delinquent and owed on the lease which is included in accounts payable.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Lease Cost

Operating lease cost (of which $43 is included in general and administration and $173 is included in cost of sales in the Company’s statement of operations for the six months ended June 30, 2026, and $92 and $612 for the same period in 2025, respectively)	$216	$704

Other Information
Weighted average remaining lease term – operating leases (in years)	0.1	0.9
Average discount rate – operating leases	6.13%	6.13%

The supplemental balance sheet information related to leases for the period is as follows:

	At June 30, 2026	At December 31, 2025
Operating leases
Long-term operating right-of-use assets, net of accumulated amortization of $2,540 and $1,338, respectively	$66	$624
Impairment charge	—	(346)

Net right-of-use asset	$66	$278

Current portion of operating lease liabilities	$76	$475

Rent expense for the three months ended June 30, 2026 and 2025 was $337 and $325, respectively. Rent expense for the six months ended June 30, 2026 and 2025 was $697 and $630, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

●	Issuance of common stock for services under Restructuring and Management Services Agreement

On May 21, 2026, the Company signed a Restructuring, Implementation and Management Services Agreement (the “Services Agreement”) with Mammoth Crest Capital, LLC. (“MCC”), effective as of May 19, 2026. Pursuant to the Services Agreement, MCC shall lead, manage, drive and implement the operational, organizational, governance, financial and capital-structure initiatives described in the Scope of Work attached to the Services Agreement. The agreement also states that no later than 30 days following May 19, 2026, the effective date of the Services Agreement, the Company shall cause its board of directors (the “Board”) to consist of seven directors, and appoint Barrett Evans and Michael Hill as directors who are designated by MCC, and that  Arthur D. Sams will remain as the chairman of the Board and Michael Fields will remain on the Board. MCC shall, in consultation with the Company’s Chief Executive Officer, propose candidates to fill the remaining Board seats. These changes affecting the number or members of the board of directors have not taken place as of the date of this report.

In consideration, the Company shall pay to MCC $500 in two installments: (a) $100 on the effective date as a non-refundable retainer; and (b) $400 (the “Balance”) upon MCC’s delivery of the Deliverables and Milestones as defined by the Services Agreement. MCC agrees to defer collection of the Balance until the Company has consummated debt or equity financing(s) yielding aggregate gross proceeds to the Company of at $5,000. Commencing on the first day of the month calendar immediately after MCC’s delivery of the Deliverables and Milestones, the Company shall pay to MCC a monthly cash retainer of $25.

On the effective date, the Company shall issue to MCC (or its designee) a number of shares of the Company’s Common Stock (the “Shares”) such that, after giving effect to the issuance of the Shares, the Shares represent 4.5% of the issued and outstanding shares of common stock of the Company on the Effective Date. As such, on May 19, 2026, the Company issued 171,525 shares of Common Stock with a fair value of $298 to MCC as compensation for services and recorded the expense in the amount general and administrative expenses in the Company’s statement of operations for the three and six months ended June 30, 2026.

The Company shall include the Shares for resale registration in the next registration statement filed by the Company (other than a registration statement on Form S-4 or S-8 or in respect of a primary offering by the Company that excludes selling stockholders). The Services Agreement has a 12-month term beginning from the effective date, unless terminated earlier (the “Initial Term”). Upon expiration of the Initial Term, the term shall be renewed and extended automatically for additional, consecutive periods of three months each. The Services Agreement also contains other customary terms and conditions.

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

On December 12, 2025, the Company filed a prospectus supplement to its registration statement on Form S-3 (File No. 333-276705) to increase the amount of shares of Common Stock that the Company may offer and sell under the Sales Agreement and applicable registration statement to an aggregate offering price of up to $2,500, which amount does not include the shares of Common Stock having an aggregate gross sales price of approximately $757 that were sold under the ATM Offering through December 11, 2025, in accordance with the limitations set forth in Instruction I.B.6 of Form S-3. In January 2026, the Company sold 962,500 shares of Common Stock in the ATM Offering at a weighted-average price of $2.60 per share, for net proceeds of $2,424, after deducting commissions to the sales agent and other ATM Offering related expenses of $75. On July 23, 2026, the Company delivered a written notice terminating the Sales Agreement to ThinkEquity LLC. The termination of the Sales Agreement was effective July 23, 2026, as acknowledged by ThinkEquity LLC. No termination fee or penalty is payable by the Company in connection with such termination.

At June 30, 2026 and December 31, 2025, the Company had 2,497 shares of Common Stock held as treasury stock at a cost of $40.

NOTE 10 – STOCK OPTIONS

The following table summarizes stock options:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2025	12,858	$37.42
Granted	—	—
Exercised/Forfeited/Expired	—	—
Outstanding, June 30, 2026 (unaudited)	12,858	$37.42
Exercisable, June 30, 2026 (unaudited)	12,858	$37.42

Effective July 8, 2016, the Company’s board of directors approved the Polar Power 2016 Omnibus Incentive Plan (the “2016 Plan”), authorizing the issuance of up to 250,627 shares of Common Stock as incentives to employees and consultants to the Company with awards limited to a maximum of 50,125 shares to any one participant in any calendar year.

At December 31, 2025, the Company had total outstanding options of 12,858, which were carried forward to June 30, 2026. These options are fully vested, exercise prices ranging from $33.88 to $39.20, and with 1,429 option shares set to expire in December 2027 and the remaining 11,429 option shares set to expire in April 2028.

The outstanding options had no intrinsic value at June 30, 2026.

On November 13, 2025, the Company’s Board of Directors, at the recommendation of the compensation committee, approved the 2026 Equity Incentive Plan (the “2026 Plan”), subject to approval by its stockholders at the stockholders meeting. On December 15, 2025, at the stockholders meeting, the 2026 Plan was passed and became effective January 1, 2026. The Company has not made any grants under the 2026 Plan yet.

NOTE 11 – SUBSEQUENT EVENTS

On July 16, 2026, the Company issued 40,000 restricted shares of Common Stock, par value $0.0001, to ConnectM Technology Solutions, Inc. as compensation for advisory and management consulting services rendered under an engagement letter dated April 24, 2026 that provides for a monthly grant of 20,000 shares of Common Stock (subject to a review of value versus services after three months), with the shares issued valued at $1.61 per share. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. As of June 30, 2026, the Company included an aggregate value of $64 in accounts payable in the accompanying condensed balance sheet.

On or about July 20, 2026, the Company entered into a Common Stock Purchase Agreement and a related Registration Rights Agreement with an affiliate of Roth Capital Partners establishing a committed equity facility (the “ELOC”) that provides for the sale, from time to time and at the Company’s option, of up to $25,000 of Common Stock, subject to the effectiveness of a resale registration statement and to volume, 4.99% beneficial-ownership and 19.99% Nasdaq exchange-cap limitations and the pricing/Base Price mechanics of that agreement. The Company filed a registration statement on Form S-1 (File No. 333-297749) covering the resale of shares issuable under the ELOC.

On July 21, 2026, the Company issued and sold to LU2 Holdings LLC, in a private placement, 500 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), having an aggregate stated value of $500, together with warrants to purchase an aggregate of 150,915 and 83,841 shares of Common Stock at an exercise price of $1.64 per share, to LU2 Holdings LLC and Mayers, respectively. The Series A Preferred has a stated value of $1,000 per share, accrues a 10% payment-in-kind dividend, is perpetual, ranks senior to our Common Stock, and is convertible into Common Stock at a price equal to 90% of the lowest VWAP over the seven consecutive trading days immediately preceding the applicable conversion date, but not less than the floor price. The shares of Common Stock issuable upon conversion of the Series A Preferred and upon exercise of those warrants are not registered by this prospectus and are expected to be registered pursuant to a separate registration statement.

On July 29, 2026, the Company entered into a series of agreements with each of CL Investment Group LLC (“CL Investment”) and LU2 Holdings LLC (“LU2” and, together with CL Investment, the “Investors” and each an “Investor”), providing for the issuance and sale to the Investors of shares of the Company’s Series A Convertible Preferred Stock and warrants to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). By their terms, the agreements became effective, and the closing thereunder was consummated, on the date that each of the closing conditions had been satisfied, which occurred on August 5, 2026 (the “Closing”). The transactions constitute a subsequent closing under the Company’s previously designated Series A Convertible Preferred Stock, following the initial closings previously disclosed by the Company.

On July 29, 2026, the Company entered into a Securities Purchase Agreement with CL Investment (the “CL Purchase Agreement”) and a separate Securities Purchase Agreement with LU2 (the “LU2 Purchase Agreement,” and together with the CL Purchase Agreement, the “Purchase Agreements”), in each case for the issuance and sale of shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Convertible Preferred”), and certain common stock purchase warrants (the “Warrants”).

The Convertible Preferred was previously established as a series of the Company’s preferred stock pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “COD”), which, the Company filed with the Secretary of State of the State of Delaware on July 10, 2026, and which was corrected by a Certificate of Correction filed on July 24, 2026. The COD designates 25,000 shares of Convertible Preferred, having a stated value of $1,000 per share (the “Stated Value”). Immediately prior to the transactions described herein, 500 shares of Convertible Preferred were issued and outstanding. Pursuant to the COD, the Convertible Preferred bears a dividend that accrues monthly at a rate of 10% per annum and is convertible into shares of Common Stock (the “Preferred Conversion Shares”) at the Market Conversion Price. The “Market Conversion Price” is equal to 90% of the lowest volume-weighted average price of the Common Stock for the seven consecutive trading days immediately preceding the applicable conversion date, but not less than the floor price set forth in the COD.

Pursuant to the CL Purchase Agreement, the Company agreed to issue and sell to CL Investment, and CL Investment agreed to purchase from the Company, 833 shares of Convertible Preferred (representing an aggregate Stated Value of $833) at a purchase price equal to 90% of the Stated Value, for an aggregate subscription amount of $749. Pursuant to the LU2 Purchase Agreement, the Company agreed to issue and sell to LU2, and LU2 agreed to purchase from the Company, 278 shares of Convertible Preferred (representing an aggregate Stated Value of $278) at a purchase price equal to approximately 90% of the Stated Value, for an aggregate subscription amount of $250. At the Closing on August 5, 2026, the Company issued an aggregate of 1,111 shares of Convertible Preferred to the Investors, for aggregate gross proceeds to the Company of $1,000, before deducting fees and expenses. After giving effect to these issuances, 1,611 shares of Convertible Preferred were issued and outstanding.

On July 31, 2026, Pinnacle Bank provided to the Company a Notice of Additional Events and Defaults and Modifications to Forbearance Agreement and Loan Documents, the “Forbearance Modification Agreement”, for the purpose of granting a time extension to the Forbearance Agreement executed on March 10, 2026. The Forbearance Modification Agreement would extend the July 31, 2026 deadline for the Company to repay the full balance on the credit facility to August 31, 2026, with an automatic extension to September 30, 2026, if the Company complies to certain payment plan and the terms and conditions on the Forbearance Modification Agreement. The agreement has not been signed by either party as of this date of this report.

On August 16, 2026, the Company terminated the Restructuring, Implementation and Management Services Agreement with MCC. (See Note 9.)

NOTE 12. SEGMENT INFORMATION

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

	Three Months Ended June 30,
	2026	2025
Revenue	$1,019	$2,708
Cost of goods sold	(1,356)	(1,778)
Compensation	(441)	(501)
Consulting and professional fees	(550)	(140)
Other operating expenses	(343)	(399)
Other income (expenses), net	(160)	(161)
Net loss	$(1,831)	$(271)

	Six Months Ended June 30,
	2026	2025
Revenue	$2,747	$4,431
Cost of goods sold	(1,948)	(3,183)
Compensation	(954)	(1,078)
Consulting and professional fees	(806)	(490)
Other operating expenses	(685)	(891)
Other income (expenses), net	(363)	(325)
Net loss	$(2,009)	$(1,536)

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

During the three months ended June 30, 2026 and 2025, 88% and 92%, respectively, of our total net sales were within the telecommunications market. During the three months ended June 30, 2026 and 2025, sales to international customers accounted for 26 and 3% of total net sales, respectively; sales to military customers accounted for 3% and 6% of total net sales, respectively; and sales to other customers accounted for 3% and 2% of total net sales, respectively.

During the six months ended June 30, 2026 and 2025, 93% and 88%, respectively, of our total net sales were within the telecommunications market. During the six months ended June 30, 2026 and 2025, sales to international customers accounted for 12 and 9% of total net sales, respectively; sales to military customers accounted for 3% and 10% of total net sales, respectively; and sales to other customers accounted for 2% and 1% of total net sales, respectively.

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

Effects of Inflation

The impact of inflation and rapidly changing prices has not impacted our operations during the three and six months ended June 30, 2026. Rapid changes in the global economy may cause significant spikes in inflation which may have an impact in our financial condition during 2026 and beyond. Very small portion of our sales is a result of fixed contracts thereby resulting in negligible impact on our gross profits.

Recent Business Events

Our sales backlog as of June 30, 2026 was $3,668, of which our telecommunications customers accounted for 77%, customers in the military market accounted for 22%, and customers in other markets accounted for 1%.

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

Financial Performance Summary and Outlook

Our net sales for the three months ended June 30, 2026 were $1,019, which represents a 62% decrease in net sales as compared to $2,708 for the three months ended June 30, 2025. Our net sales for the six months ended June 30, 2026 were $2,747, which represents a 38% decrease in net sales as compared to $4,431 for the same period in 2025.

We experienced delays sourcing components and third-party services which affected our production during the three months period ending June 30, 2026.

During the second half of 2026, we plan to increase our inventory of key components used in the productions of our power systems. We also lan to hire sales and marketing staff to continue to market our products globally and expand our customer base in all market segments. We also plan to continue to be proactive in managing our operations and mitigate the financial impacts of higher costs, supply chain issues, and geopolitical factors.

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

Results of Operations

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2026 (unaudited)	2025 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2026	2025
Net sales	$1,019	$2,708	$(1,689)	(62)%	100.0%	100.0%
Cost of sales	1,356	1,778	422	24%	133.1%	65.7%
Gross profit (loss)	(337)	930	(1,267)	(136)%	(33.1)%	34.3%
Sales and marketing expenses	126	184	58	32%	12.4%	6.8%
Research and development expenses	128	146	18	12%	12.6%	5.4%
General and Administrative expenses	1,080	710	(370)	(52)%	106.0%	26.2%
Total operating expenses	1,334	1,040	(294)	(28)%	130.9%	38.4%
Loss from operations	(1,671)	(110)	(1,561)	(1,419)%	(164.0)%	(4.1)%
Interest and finance costs	(447)	(171)	(276)	(161)%	(43.9)%	(6.3)%
Other income	—	10	(10)	—%	0.4%	0.4%
Change in derivative liabilities	287	—	287	—%	28.2%	0.0%
Net loss	$(1,831)	$(271)	$(1,560)	(576)%	(179.7)%	(10.0)%

Net Sales. Net sales decreased $1,689, or 62%, to $1,019 for the three months ended June 30, 2026, as compared to $2,708 for the same period in 2025. The decrease in sales was primarily attributed to a shortage of components in the production of our DC power systems.

For the three months ended June 30, 2026, sales to our largest telecommunication customers in the U.S. accounted for 29%, 14%, 12%, and 11% of our total net sales. For the same period in 2025, 69% of our total net sales were generated from our largest U.S. telecommunications customer. There was no other revenue from customers in excess of 10% of total net sales in either period.

Net sales to customers in the U.S. accounted for 88% of our total net sales for the three months ended June 30, 2026, as compared to 92% for the same period in 2025. Our international sales represented 26% of our net sales for the three months ended June 30, 2026, as compared to 3% in international sales in the same period in 2025.

Cost of Sales. Cost of sales during the three months ended June 30, 2026 decreased by $422, or 24%, to $1,356, as compared to $1,778 during the same period in 2025. Cost of sales as a percentage of net sales during the three months ended June 30, 2026 increased to 133.1% as compared to 65.7% in the same period in 2025 primarily as a result of an increase in factory overhead absorption as compared to the same period in 2025.

Gross Profit (Loss). We had a gross loss of $337 for the three months ended June 30, 2026, which is a decrease of $1,267 or 136%, as compared to gross profit of $930 during the same period in 2025. The decrease in gross profit for the three months ended June 30, 2026 was primarily a result of diminished revenue, which was insufficient to absorb fixed factory overhead costs compared with the same period in 2025. Our gross loss as a percentage of net sales was (33.1)% for the quarter ended June 30, 2026, as compared to a gross profit as a percentage of net sales of 34.3% in the same period in 2025.

Sales and Marketing Expenses. During the three months ended June 30, 2026, sales and marketing expenses decreased by $58, or 32%, to $126, as compared to $184 during the same period in 2025. The decrease was attributable to a decrease in sales support staff and travel related expenses during the quarter as compared to the same period in 2025.

Research and Development Expenses. During the three months ended June 30, 2026, research and development expenses decreased by $18, or 12%, to $128, as compared to $146 during the same period in 2025. The decrease was primarily due to a decrease in research and development support staff and consulting services during the three months ended June 30, 2026 as compared to the same period in 2025. We plan to recruit additional engineers during 2026 to support new product developments and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $370, or 52%, to 1,080 during the three months ended June 30, 2026, as compared to $710 during same period in 2025. The increase in general and administrative expenses during the three months ended June 30, 2026 was primarily due to an increase in consulting services.

Interest and Finance Costs. Interest expense for the three months ended June 30, 2026 was $447, as compared to $171 during the same period in 2025. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Loss. As a result of the factors identified above, we reported net loss of $1,831, or $(0.49) per basic and diluted share, for the three months ended June 30, 2026, as compared to net loss of $271, or $(0.11) per basic and diluted share, for the same period in 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Sales for the Period Ended June 30,
	2026 (unaudited)	2025 (unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2026	2025
Net sales	$2,747	$4,431	$(1,684)	(38)%	100.0%	100.0%
Cost of sales	1,948	3,183	1,235	39%	70.9%	71.8%
Gross profit	799	1,248	(449)	(36)%	29.1%	28.2%
Sales and marketing expenses	285	443	158	36%	10.4%	10.0%
Research and development expenses	297	305	8	3%	10.8%	6.9%
General and Administrative expenses	1,863	1,711	(152)	(9)%	67.8%	38.6%
Total operating expenses	2,445	2,459	14	1%	89.0%	55.5%
Loss from operations	(1,646)	(1,211)	(435)	(36)%	(59.9)%	(27.3)%
Interest and finance costs	(650)	(335)	(315)	(94)%	(23.7)%	(7.6)%
Other Income	—	10	(10)	—%	0.0%	0.2%
Change in derivative liabilities	287	—	287	—%	10.4%	—
Net loss	$(2,009)	$(1,536)	$(473)	(31)%	(73.1)%	(34.7)%

Net Sales. Net sales decreased $1,684, or 38%, to $2,747 for the six months ended June 30, 2026, as compared to $4,431 for the same period in 2025. The decrease in sales was primarily attributed to a decrease in shipments of our DC power systems during the three months ended June 30, 2026, due to parts shortages affecting production on our DC power systems.

For the six months ended June 30, 2026, sales to our largest telecommunication customer accounted for 56% of our total net sales. For the six months ended June 30, 2025, sales to our largest telecommunication customer accounted for 70% of our total net sales. There was no other revenue from customers in excess of 10% of total net sales in either period.

Our international sales represented 12% of our net sales for the six months ended June 30, 2026, as compared to 9% in international sales in the same period in 2025. Sales to customers in the military market represented 3% of our to net sales for the six months ended June 30, 2026, compared to 10% in the same period in 2025.

Cost of Sales. Cost of sales during the six months ended June 30, 2026 decreased by $1,235, or 39%, to $1,948, as compared to $3,183 during the same period in 2025. Cost of sales as a percentage of net sales during the six months ended June 30, 2026 decreased to 70.9%, as compared to 71.8% in the same period in 2025.

Gross Profit. Gross profit during the six months ended June 30, 2026 decreased by $449, or 36%, to gross profit of $799, as compared to gross profit of $1,248 during the same period in 2025. Our gross profit as a percentage of net sales was 29.1% for the six months ended June 30, 2026, as compared to 28.2% in the same period in 2025.

Sales and Marketing Expenses. During the six months ended June 30, 2026, sales and marketing expenses decreased by $158, or 36%, to $285, as compared to $443 during the same period in 2025. The decrease was attributable to a decrease in sales support staff and travel related expenses. We plan to expand our marketing efforts by adding staff and product demonstrations to support our diversification strategy and expand our customer base in all market segments.

Research and Development Expenses. During the six months ended June 30, 2026, research and development expenses decreased by $8, or 3%, to $297, as compared to $305 during the same period in 2025. The decrease was primarily due to a decrease in research and development support staff and consulting services during the six months ended June 30, 2026, as compared to the same period in 2025. We plan to recruit additional engineers during the second half of 2026 to support growth and our customer diversification efforts.

General and Administrative Expenses. General and administrative expenses increased by $152, or 9.0%, to $1,863 during the six months ended June 30, 2026, as compared to $1,711 during same period in 2025. The increase in general and administrative expenses during the six months ended June 30, 2026 was primarily due to an increase in consulting services primarily during the second quarter of 2026.

Interest and Finance Costs. Interest expense for the six months ended June 30, 2026 was $650, as compared to $335 during the same period in 2025. The interest expense is primarily from an interest on amount borrowed from our line of credit with Pinnacle Bank.

Net Loss. For the six months ended June 30, 2026, we incurred net loss of $2,009, or $(0.56) per basic and diluted share, as compared to net loss of $1,536, or $(0.61) per basic and diluted share for the six months ended June 30, 2025.

Liquidity and Capital Resources

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying financial statements were issued. For the three and six months ended June 30, 2026, the Company recorded a net loss of $1,831, and $2,009, respectively, and used cash in operations of $2,171. In addition, our independent registered public accounting firm, in its audit report to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Sources of Liquidity

During the six months ended June 30, 2026, we funded our operations primarily from cash on hand. As of June 30, 2026, we had working capital of $695, as compared to working capital deficit of ($262) at December 31, 2025. This $957 increase in working capital is primarily attributable to $17 decrease in cash and cash equivalents resulting from net cash of $2,171 used in operating activities, and net cash of $nil used in investing activities, and net cash of $2,154 from financing activities.

On June 30, 2026 and December 31, 2025, our net trade receivables totaled $566 and $330, respectively. On June 30, 2026, $294 (52%), and $119 (21%) represented the two largest open customer account balances, while $196 (59%) and $58 (18%) represented the two largest open customer account balances on December 31, 2025.

Our available capital resources on June 30, 2026 consisted primarily of $183 in cash and cash equivalents, as compared to $200 as of December 31, 2025. We expect our future capital resources will consist primarily of cash on hand, cash generated by operations, if any, drawdowns on our credit facility with Pinnacle Bank and future debt or equity financings, if any.

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

Borrowings based on receivables bears an interest on the daily balance at a rate of 1.25% above the prime rate, but in no event less than 3.75% per annum (8.0% at June 30, 2026 and 8.0% at December 31, 2025). Interest on the portion of the daily balance consisting of advances against inventory accrues interest at a rate of 2.25% above the prime rate, but in no event less than 4.75% per annum (9.0% at June 30, 2026 and 9.0% at December 31, 2025).

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

At June 30, 2026, and December 31, 2025, the Company was not in compliance with the affirmative covenant requiring the Company to attain a minimum effective tangible net worth greater than $6,000. On March 10, 2026, the Company and Pinnacle executed the Forbearance Agreement, in which Pinnacle agrees to forbear from exercising certain rights and remedies under the Loan Documents arising from the Specified Existing Defaults for the period commencing March 10, 2026, the Effective Date, to July 31, 2026, the Forbearance Termination Date, considering the Company 1) on or prior to the Effective Date, pays Pinnacle the amount of $250, 2) on or prior to the Effective Date, assigns to Pinnacle new Eligible Accounts in the aggregate amount of at least $185, with 85% of the Net Face Amount of such new Eligible Accounts to be applied to reduce the loan obligations, 3) within forty-five (45) days of the Effective Date, reduce the loan obligations by the aggregate amount of $225, which reduction can result from a cash payment or the assignment of sufficient new Eligible Accounts, with 85% of the Net Face Amount of such new Eligible Accounts to be applied towards such reduction amount, 4) does not create any new events of default, 5) pays in full all obligations to Pinnacle by the Termination Date. If the Company timely complies with all terms listed above, and so long as the Forbearance Termination Date has not occurred, Pinnacle agrees that it will re-commence making Advances to the Company in the amount equal to 42.5% of the Net Face Amount of the thereafter arising Eligible Accounts, with the remaining 42.5% of the Net Face Amount of such Eligible Accounts to be applied to reduce the then outstanding obligations. In March 2026, the Company paid $250 to Pinnacle and timely complied with the requirements under the Forbearance Agreement and commenced taking advances at 42.5% of the Net Face Amount of Eligible Accounts on March 12, 2026. While the Company expected to stay in compliance and pay the full obligation to Pinnacle by July 31, 2026, it was unable to do so. The Company is in discussions with Pinnacle with the purpose to secure an extension on the Forbearance Agreement, and if the Company is unable to secure a payment extension or pay the full obligation within time satisfactory to Pinnacle, Pinnacle may immediately enforce its claims, rights, liens, and security interests under the Forbearance Agreement, and the Loan Documents, including, but not limited to, taking possession of its collateral, or any portion thereof, and foreclosing upon its collateral, or any portion thereof, in accordance with the Loan Documents and applicable law.

On July 31, 2026, Pinnacle Bank provided to the Company a Notice of Additional Events and Defaults and Modifications to Forbearance Agreement and Loan Documents, the “Forbearance Modification Agreement”, for the purpose of granting a time extension to the Forbearance Agreement executed on March 10, 2026. The Forbearance Modification Agreement would extend the July 31, 2026 deadline for the Company to repay the full balance on the credit facility to August 31, 2026, with an automatic extension to September 30, 2026, if the Company complies to certain payment plan and the terms and conditions on the Forbearance Modification Agreement. The agreement has not been signed by either party as of this date of this report.

The balance of the loan agreement at December 31, 2025 was $4,036. During 2026, the Company repaid a net of $1,306 to reduce the Loan. At June 30, 2026, the outstanding balance under the line of credit was $2,730 which includes interest, fees and financing costs (see below), and $566 of the Company’s accounts receivable is held as collateral under the credit facility.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the three-month periods ended June 30, 2026 and 2025 were $139 and $168, respectively. Of these amounts, $7 in 2026 and $1 in 2025 were recorded under general and administrative expenses, while $132 in 2026 and $167 in 2025 were recorded under interest expense and finance costs in the accompanying statements of operations.

The total interest expense, fees, and financing costs incurred under the Loan Agreement for the six-month periods ended June 30, 2026 and 2025 were $271 and $329, respectively. Of these amounts, $14 in 2026 and $1 in 2025 were recorded under general and administrative expenses, while $257 in 2026 and $327 in 2025 were recorded under interest expense and finance costs in the accompanying statements of operations.

Leases

The Company manufactures and assembles its DC power systems at two production facilities located in Gardena, California. It is currently delinquent in rent payments to its landlords for its headquarters and warehouse facilities. The landlord for its headquarters facility at 249 E. Gardena Blvd., Gardena, California filed a summons for eviction on October 24, 2025. On February 23, 2026, the landlord stopped the actions for eviction and continued discussions with the Company to resolve the delinquent rents and expired lease agreement. The landlord for the other warehouse for which the Company is delinquent on rent, has not served the Company any legal documents. However, they may do so in the future.

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

On May 22, 2026, the Company entered into a new settlement agreement under which the Company paid the landlords a combined $755 and regained access to its headquarters facility. The new settlement agreement provides for a schedule of monthly payments through April 2027 in exchange for the landlord’s agreement not to seek to evict us from the headquarters facility through June 30, 2027, and the Company continued its agreement to vacate the warehouse facility by August 31, 2026 in exchange for a waiver of June, July and August 2026 rents. If the Company fails to satisfy the conditions of the new settlement agreement, the landlords may resume eviction proceedings and the Company may be liable for liquidated damages and previously waived rents. The Company made timely rent payments in July and August 2026 and is in compliance with the new settlement agreement.

As of June 30, 2026, the Company was delinquent in $654 of rent to its headquarters landlord and other leases which are included in accounts payable.

Nasdaq

On May 1, 2026, the Company received a letter from the Nasdaq staff notifying it that the Company was not in compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1), based on the approximately $0.1 million of stockholders’ equity reported in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s Common Stock continues to trade on the Nasdaq Capital Market under the symbol “POLA.” On June 29, 2026, the Company received a letter from the Staff granted us an extension of time to regain compliance with the Rule. The terms of the extension are as follows: on or before October 28, 2026, it must opt for one of the two following alternatives to evidence compliance with the Rule: (A) the Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K or Form 6-K) including: (1) a disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited; (2) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing; (3) an affirmative statement that, as of the date of the report, it believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; and (4) a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting, or (B) the Company must furnish to the SEC and Nasdaq a publicly available report including: (1) steps 1 & 2 set forth above; (2) a balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement; and (3) a disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date and that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

On May 14, 2026, Keith Albrecht and Katherine Koster, two of the Company’s independent directors, resigned as members of the Board of the Company, effective May 19, 2026. On May 18, 2026, Keith Albrecht rescinded his resignation as a director, and the Board approved the rescinding of Keith Albrecht’s resignation, effective immediately.

Convertible Notes

On May 21, 2026, the Company entered into a Securities Purchase Agreement (the “CFI SPA”) with CFI Capital LLC (“CFI”). Pursuant to the CFI SPA, on May 21, 2026 (the “Issue Date”), the Company issued to CFI a 6% convertible redeemable note in the aggregate principal amount of $600 (the “CFI Note”). The purchase price of the CFI Note was $546, and the Company received net proceeds of $500, after deducting $10 to cover CFI’s legal fees and a $36 payment to Craft Capital Management, LLC (“Craft”) as a broker/placement agent fee. The CFI Note has an interest rate of 6% per annum, and the maturity date is 12 months from the Issue Date. The CFI SPA and CFI Note also contain other customary terms and conditions.

On or following six months from the Issue Date, CFI has the right to convert the outstanding and unpaid principal amount and interest into the Company’s shares of common stock, $0.0001 par value per share (the “Common Stock”). The conversion price equals 80% of the lowest daily VWAP of the Company’s Common Stock for the last 10 trading days prior to conversion; provided, that if the Company is delisted from NASDAQ, then the conversion discount shall increase to 65% of the lowest trading price and the lookback shall be for the last 20 trading days. The Company granted to CFI piggy-back registration rights for the shares of Common Stock issuable upon conversion of the CFI Note. The Company has instructed its transfer agent to reserve 1,206,434 shares of Common Stock for the conversion.

On May 21, 2026, the Company entered into a Securities Purchase Agreement (the “Monroe SPA”) with Monroe Street Capital Partners, LP (“Monroe”). Pursuant to the Monroe SPA, on May 21, 2026 (the “Issue Date”), the Company issued to Monroe a 6% convertible redeemable note in the aggregate principal amount of $370 (the “Monroe Note”). The purchase price of the Monroe Note was $340, and the Company received net proceeds of $307, after deducting $12 to cover Monroe’s legal fees and a $20 payment to Craft. The Monroe Note has an interest rate of 6% per annum, and the maturity date is 12 months from the Issue Date. The Monroe SPA and Monroe Note also contain other customary terms and conditions.

On or following six months from the Issue Date, Monroe has the right to convert the outstanding and unpaid principal amount and interest into the Company’s shares of Common Stock. The conversion price equals to 80% of the lowest daily VWAP of the Company’s Common Stock for the last 10 trading days prior to conversion; provided, that if the Company is delisted from NASDAQ, then the conversion discount shall increase to 65% of the lowest trading price and the lookback shall be for the last 20 trading days. The Company granted to Monroe piggy-back registration rights for the shares of Common Stock issuable upon conversion of the Monroe Note. The Company has instructed its transfer agent to reserve 1,000,000 shares of Common Stock for the conversion.

Cash Flow

The following table sets forth the significant sources and uses of cash for the six-month periods set forth below:

	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)
Net Cash Provided By (Used In)
Operating Activities	$(2,171)	$(988)
Investing Activities	—	—
Financing Activities	2,154	665
Net increase (decrease) in cash	$(17)	$(323)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $2,171 as compared to net cash used by operating activities of $988 for the same period in 2025. This change in net cash used in the six months ended June 30, 2026 was primarily due to a net loss of $2,009, an increase in in accounts receivable of $236, and a decrease in accounts payable of $41.

Investing Activities

We did not have any investing activities for the three and six months ended June 30, 2026, and June 30, 2025.

Financing Activities

Net cash provided by financing activities totaled $2,154 for the six months ended June 30, 2026, as compared to $665 provided by financing activities during the same period in 2025. This cash provided was primarily net proceeds of $2,424 from shares sold under the ATM facility, convertible notes payable of $1,136, coupled with repayment of advances from the credit facility of $1,306.

Backlog

Our sales backlog as of June 30, 2026 was $3,668, of which our telecommunications customers accounted for 77%, customers in the military market accounted for 22%, and customers in other markets accounted for 1%. We believe the majority of our backlog will be shipped within the next three months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in the past. For the years ended December 31, 2025 and 2024, we incurred net losses of approximately $9.1 million and $4.6 million, respectively. For the three- and six-months end June 30, 2026, we incurred net losses of $1,831, and $2,009, respectively. We may incur net and gross losses in the future. We expect to rely on cash on hand, cash, if any, generated from our operations, borrowing availability under our line of credit and proceeds from our future financing activities, if any, to fund all of the cash requirements of our business. Additional losses may hamper our operations and impede us from expanding our business.

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

We have established relationships with third-party engine suppliers and other key suppliers from which we source components for our power systems. We purchase standard configurations of engines for our DC power systems and are substantially dependent on timely supply from our key engine suppliers, Yanmar Engines Company (“Yanmar), Toyota Corporation (“Toyota”), and Engine Distributors Inc. (for “Ford” engines). Engines from Yanmar, Toyota, and Ford represented approximately 100%, nil%, and nil% of our total engines sold as a component of our DC power systems during the three months ended June 30, 2026, respectively, and represented approximately 67%, 11%, and 22% of our total engines sold as components of our DC power systems during the three months ended June 30, 2025, respectively. Engines from Yanmar, Toyota, and Ford represented approximately 80%, 1%, and 16% of our total engines sold as a component of our DC power systems during the six months ended June 30, 2026, respectively, and represented approximately 77%, 6%, and 12% of our total engines sold as components of our DC power systems during the three months ended June 30, 2025, respectively. We also use engines from Perkins, Isuzu, Kubota and, to a lesser extent, Volvo Penta. We do not have any long-term contracts or commitments with any of these suppliers or other key suppliers from which we source components for our power systems. We currently have past due accounts with many of our key suppliers. If any of these engine suppliers or key component suppliers were to fail to provide qualified engines or components in a timely manner or fail to supply engines or components that meet our quality, quantity or cost requirements, or were to discontinue manufacturing any engines or components we source from them or discontinue providing any of these engines or components to us, or the supply chain is interrupted or delayed as a result of a pandemic or unprecedented event, or if suppliers decide stop supplying engines or components due to past due accounts if we do not bring these accounts current or negotiate a payment plan in a timely manner, and we were unable to obtain substitute sources in a timely manner or on terms acceptable to us, our ability to manufacture our products could be materially adversely affected.

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

In addition to our sales to customers within the U.S., we may become increasingly dependent on sales to customers outside the U.S. as we pursue expanding our business with customers worldwide. During the three months ended June 30, 2026 and 2025, our sales to international customers accounted for 26% and 3%, respectively, of total revenue. During the six months ended June 30, 2026 and 2025, our sales to international customers accounted for 12% and 9%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales to customers in less developed or developing countries. As a result, the occurrence of any international, political, economic, or geographic event including changes in trade policy, tariffs, and/or export/import laws and regulations could result in a significant increase in the cost of materials used in our production and/or a significant decline in revenue.

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

Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed Security vulnerabilities may arise from our hardware, software, employees, contractors or policies we have deployed, which may result in external parties gaining access to our networks, data centers, cloud data centers, corporate computers, manufacturing systems, and/or access to accounts we have at our suppliers, vendors, and customers. External parties may gain access to our data or our customers’ data, or attack the networks causing denial of service or attempt to hold our data or systems in ransom. The vulnerability could be caused by inadequate account security practices such as failure to timely remove employee access when terminated. To mitigate these security issues, we have implemented measures throughout our organization, including firewalls, backups, encryption, employee information technology policies and user account policies. However, there can be no assurance these measures will be sufficient to avoid cyberattacks. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation could be materially harmed, and we could be exposed to a risk of litigation and possible significant liability.

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

Our Chairman, President, Chief Executive Officer and Secretary, Arthur D. Sams, beneficially owns approximately 21% of our outstanding shares of common stock. Mr. Sams therefore has significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control may limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Under our 2016 Omnibus Stock Incentive Plan, as amended, or 2016 Plan, we may grant equity awards covering up to 250,627 shares of our common stock. As of June 30, 2026, we had granted options to purchase an aggregate of 20,002 shares of common stock, among which 7,144 options had terminated, and issued 25,729 shares of common stock as stock-based compensation to officers, employees and consultants under the 2016 Plan. Sales of shares issued upon exercise of options or granted under our 2016 Plan may result in material dilution to our existing stockholders, which could cause our share price to fall.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except below and as previously reported on the Company’s Current Reports on Form 8-K, the information required by this Item regarding unregistered sales of equity securities during the quarter ended June 30, 2026 (including the shares of Common Stock issued to Mammoth Crest Capital, LLC and the convertible notes issued to CFI Capital LLC and Monroe Street Capital Partners, LP) is set forth in Note 6 and Note 9 to the condensed financial statements and is incorporated herein by reference.

On April 28, 2026, the Company entered into a management consulting and advisory services agreement with ConnectM Technology Solutions, Inc. (“ConnectM”), pursuant to which the Company issued 40,000 shares of common stock to ConnectM on July 16, 2026 as partial consideration of the services being provided by ConnectM.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure.

Not applicable.

ITEM 5. Other Information

During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Date: August 17, 2026	POLAR POWER, INC.

	By:	/s/ Arthur D. Sams
Arthur D. Sams President, Chief Executive Officer and Secretary

